Form 10-Q
period 1993-12-31
AMPLICON INC
filed 1994-02-14
CIK 803016

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
					OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31, 1993


OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
					   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

			Commission File No.: 0-15641

			       AMPLICON, INC.
	     (Exact name of registrant as specified in charter)


		     California                                            95-3162444
		(State or other jurisdiction of                         (I.R.S. Employer
		 incorporation or organization)                          Identification No.)

		     5 Hutton Centre Dr., Ste. 500
		     Santa Ana, California                                 92707
		(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     (714) 751-7551

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

							Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Class                                   Outstanding at February 8, 1994

Common Stock, $.01 par value                                    5,846,522



		       AMPLICON, INC. AND SUBSIDIARIES

				  INDEX
																			 PAGE
PART I. FINANCIAL INFORMATION                                         NUMBER
Item 1. Financial Statements

	Consolidated Balance Sheets - December 31, 1993
	(unaudited) and June 30, 1993                                            3

	Consolidated Statements of Earnings - Three months and six months
	ended December 31, 1993 and 1992 (unaudited)                             4

	Consolidated Statements of Cash Flows - Six months
	ended December 31, 1993 and 1992 (unaudited)                             5

	Notes to Consolidated Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations                                    7-9

PART II. OTHER INFORMATION

Item 5. Other Information                                                10

Item 6. Exhibits and Reports on Form 8-K                                 10

Signature                                                                11


			AMPLICON, INC. AND SUBSIDIARIES

			  CONSOLIDATED BALANCE SHEETS
													     (UNAUDITED)            (AUDITED)
													December 31,           June 30,
ASSETS                                             1993                  1993
Cash and cash equivalents                      $  9,327,000      $  18,084,000
Short term investments, at cost which
 approximates market                                    -0-                -0-
Net receivables                                  44,814,000         33,070,000
Inventories, primarily customer deliveries
 in process                                       3,774,000          5,841,000
Net investment in capital leases                 74,716,000         59,052,000
Net equipment on operating leases                    54,000             64,000
Other assets                                      1,099,000          1,142,000
Discounted lease rentals assigned to lenders    233,218,000        233,408,000

													$367,002,000       $350,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable secured by leases (Note 3)     $ 13,125,000       $        -0-
  Accounts payable                               17,697,000         19,696,000
  Accrued liabilities                             3,417,000          4,192,000
  Customer deposits                               2,629,000          3,930,000
  Nonrecourse debt                              210,832,000        211,191,000
  Deferred and net interest income               30,228,000         27,607,000
  Income taxes payable, including
    deferred taxes                               14,140,000         14,273,000

													  292,068,000        280,889,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
    authorized; none issued                             -0-                -0-
  Common stock; $.01 par value; 20,000,000 shares
    authorized; 5,848,522 and 5,834,856 issued
    and outstanding, as of December 31, 1993
    and June 30, 1993, respectively                  58,000             58,000
  Additional paid in capital                      6,023,000          5,917,000
  Retained earnings                              68,853,000         63,797,000

													    74,934,000         69,772,000

													$367,002,000       $350,661,000


The accompanying notes are an integral part of these consolidated financial statements.



			  AMPLICON, INC. AND SUBSIDIARIES

		  CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
		     (In Thousands, Except Per Share Amounts)
						    Three Months Ended     Six Months Ended
								     December 31,          December 31,
							     1993       1992       1993       1992
Revenues:
  Sales of equipment                 $44,163    $35,431    $83,665    $69,677
  Interest income                      6,169      6,228     12,332     12,329
  Rental income                           66        165        147        354

						    50,398     41,824     96,144     82,360
Costs:
  Cost of equipment sold              40,327     32,517     76,558     63,958
  Interest expense on
    nonrecourse debt                   2,844      2,783      5,839      5,795
  Depreciation of equipment
    on operating leases                    3          6          8         13
							   43,174     35,306     82,405     69,766

Gross profit                           7,224      6,518     13,739     12,594

Selling, general and
    administrative expenses            2,880      2,516      5,694      5,004

Interest expense-other                    73         27         82         68

Earnings before income taxes           4,271      3,975      7,963      7,522

Income taxes                           1,559      1,451      2,907      2,745

Net earnings                         $ 2,712    $ 2,524    $ 5,056    $ 4,777

Net earnings per
     common share                    $   .47    $   .43    $   .87    $   .82

Weighted average number of
  common shares outstanding            5,847      5,831      5,845      5,829



The accompanying notes are an integral part of these consolidated financial statements.

		       AMPLICON, INC. AND SUBSIDIARIES

	      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
											 Six Months Ended December 31,
												1993              1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                     $   5,056,000    $  4,777,000
Adjustments to reconcile net earnings to
   cash flows provided by (used for)
   operating activities:
  Depreciation                                           8,000          13,000
  Sale or lease of equipment previously on
     operating leases, net                              13,000          15,000
  Interest accretion of estimated unguaranteed
     residual values                            (    1,480,000)  (   1,381,000)
  Estimated unguaranteed residual values
     recorded on leases                         (    3,468,000)  (   2,827,000)
  Interest accretion of net deferred income     (      801,000)  (     806,000)
  Increase in net deferred income                      982,000         840,000
  Net (decrease) increase in income taxes
     payable, including deferred taxes          (      133,000)      1,515,000
  Net increase in net receivables               (   11,420,000)  (   4,118,000)
  Net decrease (increase) in inventories             2,067,000   (     282,000)
  Net (decrease) increase in accounts payable
     and accrued liabilities                    (    2,774,000)      4,902,000
Net cash (used for) provided by operating
  activities                                    (   11,950,000)      2,648,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments                       -0-       1,543,000
  Net increase in minimum lease payments
     receivable                                 (   17,995,000)  (  11,521,000)
  Purchase of equipment on operating leases     (       11,000)  (      14,000)
  Net decrease (increase) in other assets               43,000   (     168,000)
  Decrease in estimated unguaranteed
     residual values                                 2,064,000       1,822,000
Net cash used for investing activities          (   15,899,000)  (   8,338,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals             7,162,000      19,080,000
  Increase in notes payable secured by leases       13,125,000             -0-
  Payments to reduce nonrecourse debt, excluding
     lease rentals assigned to lenders                     -0-   (       9,000)
  Payments to reduce notes payable to bank                 -0-             -0-
  (Decrease) increase in customer deposits      (    1,301,000)        718,000
  Proceeds from exercise of stock options              106,000          24,000
Net cash provided by financing activities           19,092,000      19,813,000

NET CHANGE IN CASH AND CASH EQUIVALENTS         (    8,757,000)     14,123,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    18,084,000      10,464,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   9,327,000    $ 24,587,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders and related
  nonrecourse debt                               $     359,000    $ 12,251,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                       $      82,000    $     68,000
  Income taxes                                   $   3,039,000    $  1,230,000

The accompanying notes are an integral part of these consolidated financial statements.

		     AMPLICON, INC. AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 1993 and the statements of earnings for the three and six month periods ended
December 31, 1993 and 1992 and the statements of cash flows for the six months ended December 31, 1993 and 1992. The results of operations for the six month period ended December 31, 1993 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1994.

NOTE 2- BALANCE SHEET

At December 31, 1993, deferred and net interest income of $30,228,000 is offset by deferred interest expense related to the discounted lease rentals assigned to lenders of $22,378,000.

NOTE 3- NOTES PAYABLE SECURED BY LEASES

In December 1993, the Company entered into an agreement to borrow $10,000,000 (the "Note") at an interest rate equal to the prime rate. This Note is secured by an in process lease transaction (the "Lease"). This Lease is secured by an $11,000,000 letter of credit issued by a different financial institution. Interest is payable monthly commencing January 15, 1994 and the Note is due on April 15, 1994. The financial institution which issued the Note has agreed to finance the Lease on a nonrecourse basis, which approval is extended to the due date of the Note.

In December 1993, the Company borrowed $3,125,000 on a Non Recourse Promissory Note (the "Assignment") which bears interest at 8.79% and is due in thirty six consecutive monthly installments of $98,358.39 commencing April 1, 1994. Interest is payable at 7.75% for the period January 1 through March 31, 1994. This Assignment is secured by an in process lease transaction (the "Transaction") and all the property covered by the Transaction. This Assignment includes an addendum which requires an interim full recourse assignment until several conditions are met on the Transaction. The conditions include the complete installation and acceptance of all leased property covered by the Transaction and completion of all documentation to the satisfaction of the holder of the Assignment. The Transaction is secured by a $975,000 letter of credit issued by a different financial institution and the Company has also provided a guaranty to the holder of the Assignment for up to $448,000 related to the indebtedness.

		      AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1993 and 1992

	REVENUES. Total revenues for the three months ended December 31, 1993 were $50,398,000, an increase of $8,574,000 or 20.5% as compared to the three months ended December 31, 1992. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $8,731,000 or 24.6% to $44,163,000 in the quarter ended December 31, 1993 as compared to $35,431,000 in the quarter ended December 31, 1992. The Company believes the increase in sales of equipment was primarily due to the increased effectiveness of the Company's salesforce and overall improvements in the economy. Interest income for the quarter ended December 31, 1993 decreased by $59,000 or 0.9% to $6,169,000 as compared to $6,228,000 in the same quarter in the prior year. The three months ended December 31, 1993 and 1992 included amounts of $2,844,000 and $2,783,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended
December 31, 1993, net of interest income on discounted lease rentals assigned to lenders, decreased by $120,000 or 3.5% as compared to the three months ended December 31, 1992. This decrease is primarily the result of lower interest income from the lease portfolio offset by modest increases in interest accretion due to the growth in the base of residual values and deferred income. Rental income decreased by $99,000 or 59.9% to $66,000 in the three months ended
December 31, 1993 as compared to $165,000 for the three months ended
December 31, 1992.

	GROSS PROFIT. Gross profit for the quarter ended December 31, 1993 of $7,224,000, or 14.3% of total revenues, increased by $706,000 or 10.8% as compared to $6,518,000, or 15.6% of total revenues, for the quarter ended December 31, 1992. The principal factors which contributed to increased gross profit were higher profits from lease extensions and upgrades, and to a small extent, higher profits on new lease transactions, offset by lower interest income, net of interest expense on nonrecourse debt.

	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 5.7% and 6.0% for the quarters ended December 31, 1993 and 1992, respectively. Selling, general and administrative expenses increased by $365,000 or 14.5% primarily due to increases in sales and other personnel levels and their related office costs.

	TAXES. The Company's tax rate was 36.5% and 36.5% for the quarters ended December 31, 1993 and 1992, respectively, representing its estimated annual tax rate for the years ending June 30, 1994 and 1993.

Six Months Ended December 31, 1993 and 1992

	REVENUES. Total revenues for the six months ended December 31, 1993 were $96,144,000, an increase of $13,784,000 or 16.7% as compared to the six months ended December 31, 1992. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $13,988,000 or 20.1% to $83,665,000 in the six months ended December 31, 1993 as compared to $69,677,000 in the same period ended December 31, 1992. The Company believes the increase in sales of equipment was primarily due to the increased effectiveness of the Company's salesforce and overall improvements in the economy resulting in capital acquisition growth. Interest income for the six months ended December 31, 1993 increased by $3,000 or 0.1% to $12,332,000 as compared to $12,329,000 in the same period in the prior year. The six months ended December 31, 1993 and 1992 included amounts of $5,839,000 and $5,795,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the six months ended December 31, 1993, net of interest income on discounted lease rentals assigned to lenders, decreased by $41,000 or 0.1% as compared to the six months ended December 31, 1992. This decrease is primarily the result of lower interest income from the lease portfolio, offset by higher interest accretion from growth in the residual value and deferred income bases. Rental income decreased by $207,000 or 58.5% to $147,000 in the six months ended December 31, 1993 as compared to $354,000 for the six months ended
December 31, 1992.

			      (continued)

		     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS.
			      (continued)

GROSS PROFIT. Gross profit for the six months ended December 31, 1993 of $13,739,000, or 14.3% of total revenues, increased by $1,145,000 or 9.1% as compared to $12,594,000, or 15.3% of total revenues, for the six months ended December 31, 1992. The principal factors which contributed to increased gross profit were higher profits from lease extensions and upgrades.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 5.9% and 6.1% for the six months ended December 31, 1993 and 1992, respectively. Selling, general and administrative expenses increased by $690,000 or 13.8% primarily due to increases in sales and other personnel levels and their related office costs.

	TAXES. The Company's tax rate was 36.5% and 36.5% for the six months ended December 31, 1993 and 1992, respectively, representing its estimated annual tax rate for the years ending June 30, 1994 and 1993.

Financial and Capital Resources

	The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. For many transactions which require staged equipment installations, the Company funds the transactions with internal resources prior to placing the lease rentals on a nonrecourse basis with a financial institution. The Company does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis or the Company's credit committee has approved the transaction for the Company's portfolio. At December 31, 1993, the Company had outstanding nonrecourse debt aggregating $210,832,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

	The Company borrowed $10,000,000 and $3,125,000 in December 1993 which are secured by in process lease transactions. The Company has nonrecourse debt commitments from the same financial institutions to finance the lease transactions once the lease transactions are completed. The leases are anticipated to be assigned on a nonrecourse basis prior to the due date of the Note and the commencement of the Assignment, respectively, at which time the notes will be paid in full (see Note 3 in the Notes to Consolidated Financial Statements).

	From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 1993, the Company increased its net investment in leases held in its own portfolio by $10,210,000. The increase reflects a higher volume of lease transactions retained in the Company's portfolio, in line with growth in the Company's business volume, and a higher volume of lease extensions.

	The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At December 31, 1993 the Company did not have any borrowings outstanding on this line of credit.

	In November 1990, the Board of Directors authorized management, at its discretion to repurchase up to 300,000 shares of the Company's Common Stock. The Company purchased 10,000 shares on January 4, 1994 and 103,000 shares remain available for repurchase under this authorization.




				  (continued)

		       AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS.
				  (continued)


	As the Company's volume of lease transactions continues to grow, the amount of working capital required to fund transactions will continue to expand. The
Company believes that existing cash balances, cash flows from its activities, available borrowings under its existing credit facility, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to fund anticipated future growth and operating requirements.

	Inflation has not had a significant impact upon the operations of the Company.

		       AMPLICON, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


Item 5. Other Information

 In a Board of Directors meeting held on February 7, 1994, Harris Ravine was elected to be an outside director to the Company. Mr. Ravine brings over ten years of senior management experience in the high technology equipment industry, most recently as Executive Vice President and Chief Administrative Officer with Storage Technology Corporation.


Item 6. Exhibits and Reports on Form 8-K

	(a) Exhibits

	    None

	(b) 8-K Reports

	    There were no reports on Form 8-K for the three months ended December 31, 1993.

		     AMPLICON, INC. AND SUBSIDIARIES

				SIGNATURE





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


													    AMPLICON, INC.
													Registrant



DATE: February 11, 1994         BY:       S. LESLIE JEWETT /s/
														S. LESLIE JEWETT
													Vice President - Finance
													(Principal Financial and
														Accounting Officer)