Form 10-Q
period 1994-03-31
AMPLICON INC
filed 1994-05-09
CIK 803016

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[Mark One]
[X]			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
				OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

							Yes     X  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Class	                                  				Outstanding at April 29, 1994

Common Stock, $.01 par value 	                     				5,850,222

                     AMPLICON, INC. AND SUBSIDIARIES

                                 INDEX
                                                    						   					    PAGE
PART I. FINANCIAL INFORMATION							                                 NUMBER
Item 1. Financial Statements

	Consolidated Balance Sheets - March 31, 1994
	(unaudited) and June 30, 1993                                         3

	Consolidated Statements of Earnings - Three months and nine months
	ended March 31, 1994 and 1993 (unaudited)                            	4

	Consolidated Statements of Cash Flows - Nine months
	ended March 31, 1994 and 1993 (unaudited)                            	5

	Notes to Consolidated Financial Statements (unaudited).              	6

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations                                  	7-9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              	10

Signature                                                             	11

                       AMPLICON, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                         								 	 (UNAUDITED)		   (AUDITED)
									                                            March 31,	      June 30,
ASSETS		                                  					        1994   	        1993
Cash and cash equivalents		                      		$  4,111,000 	 $ 18,084,000
Short term investments, at cost which
 approximates market					                                   -0-	           -0-
Net receivables 						                               57,259,000	    33,070,000
Inventories, primarily customer deliveries
 in process							                                    1,341,000	     5,841,000
Net investment in capital leases 			                 75,963,000	    59,052,000
Net equipment on operating leases			                     52,000	        64,000
Other assets						                                    1,009,000	     1,142,000
Discounted lease rentals assigned to lenders  	     233,538,000    233,408,000

                                         						  		$373,273,000	  $350,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Note payable secured by lease (Note 3)         		$ 10,000,000 	 $        -0-
  Accounts payable					                              18,218,000	    19,696,000
  Accrued liabilities					                            3,155,000	     4,192,000
  Customer deposits					                              6,602,000	     3,930,000
  Nonrecourse debt 					                            211,135,000	   211,191,000
  Deferred and net interest income 			               32,742,000	    27,607,000
  Income taxes payable, including deferred
    taxes 							                                    13,613,000     14,273,000

                                       					  			   295,465,000    280,889,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
    authorized; none issued			                              -0-	  	        -0-
  Common stock; $.01 par value; 20,000,000
     shares authorized; 5,847,022 and 5,834,856
     issued and outstanding, as of
     March 31, 1994 and June 30, 1993,
     respectively						                                  58,000	        58,000
  Additional paid in capital				                      5,897,000	     5,917,000
  Retained earnings					                             71,853,000	    63,797,000

                                       	  							    77,808,000     69,772,000

            						                               		$373,273,000 	 $350,661,000


The accompanying notes are an integral part of these consolidated financial statements.

                       AMPLICON, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (In Thousands, Except Per Share Amounts)
                                  						 Three Months Ended	 Nine Months Ended
						                                        March 31,    	      March 31,
						                                      1994   	  1993    1994   	  1993
Revenues:
  Sales of equipment		                   	$ 43,426	$ 34,588	$127,091		$104,266
  Interest income 	                     		   5,646	   5,745	  17,978		  18,073
  Rental income		                        	      18	     178	     165	      532

                                     					  49,090	  40,511	 145,234 	 122,871
Costs:
  Cost of equipment sold	                	  38,610	  30,948	 115,168		  94,906
  Interest expense on nonrecourse
    debt					                                2,686	   2,848	   8,526		   8,643
  Depreciation of equipment
    on operating leases			                      45	       4	      53	       17
						                                      41,341	  33,800	 123,747		 103,566

Gross profit				                             7,749	   6,711	  21,487		  19,305

Selling, general and administrative
    expenses		                          		   2,945	   2,783	   8,639		   7,787

Interest expense-other		                        81	       8	     162		      76

Earnings before income taxes	            	   4,723	   3,920	  12,686		  11,442

Income taxes                          				   1,724	   1,431	   4,630		   4,176

Net earnings	                          			$  2,999	$  2,489	$  8,056		$  7,266

Net earnings per common share           		$    .51	$    .43	$   1.38		$   1.25

Weighted average number of common
    shares outstanding		                 	   5,851	   5,832	   5,847		   5,830

The accompanying notes are an integral part of these consolidated financial statements.

                      AMPLICON, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             								  	           Nine Months Ended March 31,
									                                                1994    	    1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings							                                $   8,056,000	$   7,266,000
Adjustments to reconcile net earnings to cash
   flows used for operating activities:
  Depreciation			                        				             53,000	       17,000
  Sale or lease of equipment previously on
    operating leases, net	               				             12,000	       19,000
  Interest accretion of estimated unguaranteed
    residual values						                        (    2,272,000)	(   2,118,000)
  Estimated unguaranteed residual values
    recorded on leases				               			     (    5,769,000)	(   4,029,000)
  Interest accretion of net deferred income	     (      726,000)	(   1,010,000)
  Increase in net deferred income			                  1,136,000	       332,000
  Net (decrease) increase in income taxes payable,
    including deferred taxes				                 (      659,000)	    2,112,000
  Net increase in net receivables			             (   26,991,000)	(   6,460,000)
  Net decrease in inventories				                     4,500,000	     1,658,000
  Net (decrease) increase in accounts payable and
    accrued liabilities					                     (    2,515,000)	    1,433,000
Net cash used for by operating activities		      (   25,175,000)	(     780,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments	      		               -0-	     2,514,000
  Net increase in minimum lease payments
    receivable                                   (   12,692,000)	(  21,865,000)
  Purchase of equipment on operating leases		    (       53,000)	(      19,000)
  Net decrease (increase) in other assets		             133,000 	(      98,000)
  Decrease in estimated unguaranteed residual
    values                                            4,000,000	     2,219,000
Net cash used for investing activities			        (    8,612,000)	(  17,249,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals		            7,162,000	    19,080,000
  Increase in note payable secured by lease          10,000,000	           -0-
  Payments to repurchase common stock			         (      188,000)	(      32,000)
  Payments to reduce nonrecourse debt, excluding
    lease rentals assigned to lenders	   		                 -0- 	(      10,000)
  Increase in customer deposits         		            2,672,000 	      435,000
  Proceeds from exercise of stock options		             168,000	        38,000
Net cash provided by financing activities		          19,814,000 	   19,511,000

NET CHANGE IN CASH AND CASH EQUIVALENTS     		    (  13,973,000)	    1,482,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     18,084,000	    10,464,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD		     $    4,111,000 	$  11,946,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders and related
  nonrecourse debt	                       					  $       56,000	 $   2,824,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest		                             		 		   $      162,000 	$      75,000
  Income taxes							                            $    5,312,000 	$   2,064,000

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal rec alance sheet as of March 31, 1994 and the statements of earnings for the three and nine month periods ended March 31, 1994 and 1993
March 31, 1994 and 1993. The results of operations for the nine month period ended March 31, 1994 are not necessarily indicative of cal year ending June 30, 1994.

NOTE 2- BALANCE SHEET

At March 31, 1994, deferred and net interest income of $32,742,000 is offset by deferred interest expense related to the discounted gned to lenders of $22,402,000.

NOTE 3- NOTE PAYABLE SECURED BY LEASE

In December 1993, the Company entered into an agreement, as amended in April 1994, to borrow $10,000,000 (the "Note") at an interest rate equal to the prime rate. This Note is secured by an in process lease transaction (the "Lease"). This Lease is secured by an $11,000,000 letter of credit issued by a different financial institution. Interest is payable monthly commencing
January 15, 1994 and the Note is due on July 15, 1994. The financial institution which issued the Note has agreed to finance the Lease on a nonrecourse basis, which approval is extended to the due date of the Note.

                      AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1994 and 1993

	REVENUES. Total revenues for the three months ended March 31, 1994 were $49,090,000, an increase of $8,579,000 or 21.2% as compared to the three months ended March 31, 1993. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $8,837,000 or 25.6% to $43,426,000 in the quarter ended March 31, 1994 as compared to $34,588,000 in the quarter ended March 31, 1993. The Company believes the increase in sales of equipment was primarily due to the increased effectiveness of the Company's salesforce and overall improvements in the economy offset somewhat by rising interest rates. Interest income for the quarter ended
March 31, 1994 decreased by $99,000 or 1.7% to $5,646,000 as compared to $5,745,000 in the same quarter in the prior year. The three months ended
March 31, 1994 and 1993 included amounts of $2,687,000 and $2,848,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended March 31, 1994, net of interest expense on discounted lease rentals assigned to lenders, increased by $62,000 or 2.1% as compared to the three months ended March 31, 1993. This increase is primarily the result of modest increases in interest accretion due to the growth in the base of residual values and deferred income offset by lower interest income on short term cash investments. Rental income decreased by $160,000 or 89.8% to $18,000 in the three months ended March 31, 1994 as compared to $178,000 for the three months ended March 31, 1993.

	GROSS PROFIT. Gross profit for the quarter ended March 31, 1994 of $7,749,000, or 15.8% of total revenues, increased by $1,038,000 or 15.5% as compared to
$6,711,000, or 16.6% of total revenues, for the quarter ended March 31, 1993.
The principal factors which contributed to increased gross profit were higher profits from lease extensions and upgrades, and to a small extent, greater profits on new lease transactions.

	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 6.0% and 6.9% for the quarters ended March 31, 1994 and 1993, respectively. Selling, general and administrative expenses increased by $162,000 or 5.8% primarily due to increases in sales and other personnel levels and their related office costs.

	TAXES. The Company's tax rate was 36.5% for the quarters ended March 31, 1994 and 1993 representing its estimated annual tax rate for the years ending
March 31, 1994 and 1993.

Nine months Ended March 31, 1994 and 1993

	REVENUES. Total revenues for the nine months ended March 31, 1994 were $145,234,000, an increase of $22,363,000 or 18.2% as compared to the nine months ended March 31, 1993. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $22,826,000 or 18.2% to $127,091,000 in the nine months ended March 31, 1994 as compared to $104,266,000 in the same period ended March 31, 1993. The Company believes the increase in sales of equipment was primarily due to the increased effectiveness of the Company's salesforce and overall improvements in the economy. Interest income for the nine months ended March 31, 1994 decreased by $96,000 or 0.5% to $17,978,000 as compared to $18,073,000 in the same period in the prior year. The nine months ended March 31, 1994 and 1993 included amounts of $8,526,000 and $8,643,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the nine months ended March 31, 1994, net of interest expense on discounted lease rentals assigned to lenders, increased by $22,000 or 0.1% as compared to the nine months ended March 31, 1993. This modest increase is primarily the result of higher interest accretion from growth in the residual value and deferred income bases offset by lower interest income from short term cash investments. Rental income decreased by $367,000 or 69.0% to $165,000 in the nine months ended March 31, 1994 as compared to $532,000 for the nine months ended March 31, 1993.

                                 (continued)

                       AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS.
                                 (continued)

GROSS PROFIT. Gross profit for the nine months ended March 31, 1994 of $21,487,000, or 14.8% of total revenues, increased by $2,183,000 or 11.3% as compared to $19,305,000, or 15.7% of total revenues, for the nine months ended March 31, 1993. The principal factors which contributed to increased gross profit were higher proceeds from lease extensions and upgrades and to a lesser extent, higher profits from new lease transactions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 6.0% and 6.3% for the nine months ended March 31, 1994 and 1993, respectively. Selling, general and administrative expenses increased by $852,000 or 10.9% primarily due to increases in sales and other personnel levels and their related office costs.

	TAXES. The Company's tax rate was 36.5% for the nine months ended
March 31, 1994 and 1993 representing its estimated annual tax rate for the years ending June 30, 1994 and 1993.

Financial and Capital Resources

	The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. For many transactions which require staged equipment installations, the Company funds the transactions with internal resources prior to placing the lease rentals on a nonrecourse basis with a financial institution. The Company does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis or the Company's credit committee has approved the transaction for the Company's portfolio. At March 31, 1994 the Company's financing of lease transactions in process increased by $20,673,000 to $47,284,000 as compared to $26,611,000 at June 30, 1993. At March 31, 1994, the Company had outstanding nonrecourse debt aggregating $211,135,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding committments, and the Company believes it will be able to do so in the future.

	The Company borrowed $10,000,000 in December 1993 which is secured by an in process lease transaction. The Company has a nonrecourse debt committment from the same financial institution to finance the lease transaction once the lease transaction is completed. The lease is anticipated to be assigned on a nonrecourse basis prior to the due date of the Note and the commencement of the
Assignment, respectively, at which time the note will be paid in full (see
Note 3 in the Notes to Consolidated Financial Statements).

	From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 1994 the Company increased its net investment in leases held in its own portfolio by $12,870,000. The increase reflects a higher volume of lease transactions retained in the Company's portfolio, in line with the growth in the Company's business volume, and a higher volume of lease extensions.

	The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At March 31, 1994 the Company did not have any borrowings outstanding on this line of credit.

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

                       AMPLICON, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

	(a) Exhibits

	    None

	(b) 8-K Reports

	    There were no reports on Form 8-K for the three months ended
       March 31, 1994.

                      AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       							                               AMPLICON, INC.
                                            	Registrant



DATE: May 5, 1994			BY:		                    S. LESLIE JEWETT /s/
							                                      S. LESLIE JEWETT
								                                    	Chief Financial Officer
									                                    (Principal Financial and
									                                     Accounting Officer)