Form 10-K
period 1994-06-30
AMPLICON INC
filed 1994-09-28
CIK 803016

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                             [Fee Required]

  For the fiscal year ended                          June 30, 1994

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15  (d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to

                     Commission File number 0-15641


                             AMPLICON, INC.
         (Exact name of registrant as specified in its charter)

            California                         95-3162444
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)


       5 Hutton Centre Drive, Suite 500
                 Santa Ana, CA                           92707
      (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (714)751-7551

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                     (Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes______X______         No________________

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 _____________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 16, 1994 was $38,077,368.

  Number of shares outstanding as of September 16, 1994:  Common Stock
                               5,857,022.

                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.







                    Total Number of Pages ___________

                     AMPLICON, INC. AND SUBSIDIARIES

                            TABLE OF CONTENTS

                                                              PAGE

PART I

Item 1.  Business                                               2

Item 2.  Properties                                             5

Item 3.  Legal Proceedings                                      5

Item 4.  Submission of Matters to a Vote of Security Holders    5

PART II

Item 5.  Market for Company's Common Equity and Related
 Stockholder Matters                                            5

Item 6.  Selected Financial Data                                6

Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations            7-9

Item 8.  Financial Statements and Supplementary Data        10-23

Item 9.  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure          24

PART III

Item 10. Directors and Executive Officers of the Registrant    24

Item 11. Executive Compensation                                24

Item 12. Security Ownership of Certain Beneficial Owners
 and Management                                                24

Item 13. Certain Relationships and Related Transactions        24

PART IV

Item 14. Exhibits, Financial Statement Schedules and
 Reports on Form 8-K                                           25

Signatures                                                     26
Schedules                                                   27-28
Exhibit Index                                               29-31

                     AMPLICON, INC. AND SUBSIDIARIES

                                 PART I

ITEM 1. BUSINESS

General

      Amplicon leases and sells mid-range computers, peripherals, work stations, personal computer networks, telecommunications equipment, computer automated design and manufacturing equipment, office automation equipment, computer software and other items of personal property to customers located throughout the United States. The Company was incorporated in California in 1977. Unless the context otherwise requires, the terms "Amplicon" and "Company" as used herein refer to Amplicon, Inc. and its subsidiaries.

      Mid-Range Computers and Computer Networks. The Company concentrates on the market for mid-range computers and computer networks since this market is particularly receptive to leasing services. A growing portion of the Company's business consists of personal computers, workstations, printers, and software which are integrated into complete networks. Mid-range computers generally cost between $100,000 and $750,000 and are used primarily by subsidiaries and divisions of large companies to supplement mainframe computer systems, by middle-market companies for centralized data processing, and to upgrade personal computer networks. Mid-range computer systems typically consist of a central processing unit, multiple display terminals, printers, disk and tape drives, communications equipment and operating software. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products for microcomputer based networks. Computer networks generally range in cost from $100,000 to $3,000,000.

      Mid range systems and computer networks are modular and can be expanded to satisfy additional data processing requirements and perform additional functions by upgrading the central processing unit and/or server, and adding data storage devices and workstations to support additional users. Advances in microcomputer technology and enhancements to the capabilities of mid-range computer systems have led to the development of systems that better integrate data processing with word processing, file and retrieval systems, and electronic mail. The Company leases and sells mid-range computer systems manufactured primarily by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC"), and Hewlett-Packard Co. ("HP"). Vendors of computer network products include IBM and HP, as well as AST Research, Compaq, Gateway, among many others, and software vendors such as Microsoft and Novell.

      Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by Amplicon's existing and targeted customer base. Amplicon leases and sells telecommunications equipment, computer automated design and computer automated manufacturing ("CAD/"CAM") equipment, and office automation equipment. The telecommunications equipment leased by the Company consists primarily of digital private branch equipment, switching equipment and voice mail systems manufactured by American Telephone &
Telegraph Company, Rolm Corporation and International Telephone & Telegraph Company and generally costs between $50,000 and $500,000. The CAD/CAM systems leased by the Company include those produced by IBM, Hewlett Packard, and Sun Microsystems, Inc. and cost between $50,000 and $700,000 per system. The Company also leases word processing systems, copying equipment, retail point of sale equipment and bank automatic teller machines.

      Production Equipment and Other Personal Property. The Company is leasing an increasing amount of technology related manufacturing and production management systems. These systems include complex computer controlled manufacturing equipment, printing presses and warehouse distribution systems. In addition, the Company leases a wide variety of personal property in the "non-high technology" area, including manufacturing equipment, trucks and office furniture.

       Software. Amplicon leases specialized application software packages. These application software packages typically cost between $50,000 and $500,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of mid-range computer systems and networks consists of operating and application software.

                     AMPLICON, INC. AND SUBSIDIARIES

Marketing Strategy

      The Company has developed and refined a direct marketing system utilizing a centralized telemarketing program. The program includes a system which creates and maintains a data base of current and potential users of personal property, a comprehensive formal training program to introduce new marketing employees to Amplicon's telemarketing techniques, and an in-house computer and telecommunications system.

      The Company implemented its current marketing system in 1981 after having determined that a centralized telemarketing program would be more cost effective than the field sales representatives it had previously used to conduct its marketing activities. The use of telemarketing techniques rather than field sales representatives has enabled the Company to limit selling, general and administrative expenses to seven percent (7%) or less of revenues during each of its last five fiscal years and, consequently, allows the Company to offer more competitive rates to its customers.

      Amplicon identifies potential customers through a variety of methods. The Company purchases lists of computer users from private sources, conducts direct mail and telephone campaigns to generate sales leads, and maintains records of contacts made with potential customers by its account executives. In 1991, Amplicon installed a personal computer network and customized software to further enhance the productivity of the sales force. Specific information about potential customers is entered into an on-line data base accessible to each account executive through the personal computer network. As potential customers are contacted by account executives, the database is updated and supplemented with information about what computer and other equipment they are using, related lease expiration dates and any future equipment needs or replacement plans. The data base allows account executives to identify efficiently the most likely purchaser or lessee of equipment and to concentrate efforts on these prospective customers.

      Amplicon's data base, combined with the telemarketing software, and an integrated in-house telecommunications system, permit the Company's sales management to monitor account executive activity, daily prospect status and pricing information. The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible for Amplicon to be responsive to its customers and potential customers.

Leasing and Sales Activities

      The Company's leases are generally for terms ranging from two to five years. All of the Company's leases are noncancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the equipment, and which require the lessee to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes on the equipment. The Company retains ownership of the equipment it leases, and in the event of default by the lessee, the Company or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the equipment at a mutually agreeable price, or in the case of a "conditional sales contract", at a predetermined minimum price, or to renew the lease. If the purchase option is not exercised by the original lessee, once the equipment is returned to the Company, the Company will endeavor to locate a new lessee -- however, if a new lessee cannot be located then the Company seeks to sell the equipment. The terms of the Company's software leases are substantially similar to its equipment leases.

                     AMPLICON, INC. AND SUBSIDIARIES

      The Company conducts its leasing business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted with a bank or financial institution on a nonrecourse basis. Accordingly, a substantial portion of the Company's leases are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. Approximately 91.4% and 83.6% of the total dollar amount of new leases entered into by the Company during the fiscal years ended June 30, 1994 and 1993, respectively, were discounted to financial institutions. The lender to which a lease has been assigned has no recourse against the Company, unless the Company is in default of the terms under the agreement by which a lease was assigned to the lender. The lender to which a lease has been assigned may take title to the leased equipment in the event the lessee fails to make lease payments or initiates certain other defaults under the terms of the lease. If this occurs, the Company may not realize its residual investment in the leased equipment.

      From time to time, the Company invests cash generated from its activities into lease transactions meeting credit standards set by the Company. Some of these transactions are entered into when the value of the underlying property, or the credit rating of the lessee, would not be acceptable to a financial institution for purposes of making a nonrecourse loan to the Company. Each of these transactions must meet or exceed certain profitability requirements as established, on a case by case basis, by the Company's executive management. In addition the Company invests in lease transactions which the Company believes could be placed at a later date to nonrecourse lenders on a lease by lease basis or in a portfolio debt placement or securitization. During the year ended June 30, 1994, the Company completed three debt placements of lease receivable portfolios accumulated under such investment guidelines for aggregate cash proceeds of $23,406,774. At June 30, 1994 and 1993, the discounted minimum lease payments receivable relative to leases maintained in the Company's portfolio amounted to $31,123,678 and $31,052,728, respectively.

Customers

      The Company's customers are primarily subsidiaries and divisions of Fortune 1000 companies and middle-market companies with credit ratings acceptable to the lenders providing nonrecourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on its operations taken as a whole.

Competition

     The Company competes in the distribution and lease financing of mid-range computer equipment and software and other equipment with equipment brokers and dealers, leasing companies, banks and other financial institutions and credit corporations which are affiliated with equipment manufacturers, such as, IBM, DEC and HP. The Company believes that there is increased competition for new business and that such competition is heightened during periods when key vendors introduce significant new products. Changes by the manufacturers of equipment leased by the Company with respect to pricing, maintenance or marketing practices could materially affect the Company. In addition, if credit corporations affiliated with manufacturers become more aggressive with respect to the financing terms offered, the Company's operations could be adversely affected. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than Amplicon. The Company believes the principal competitive factors in the industry which it serves are price, responsiveness to customer needs, flexibility in structuring financing arrangements, financial technical proficiency and the offering of a broad range of financial options.

Employees

      The Company, as of June 30, 1994, had 196 employees, including 125 sales managers and account executives and 15 professionals engaged in finance and credit. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are satisfactory.

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. PROPERTIES

     At June 30, 1994, Amplicon occupied approximately 27,000 square feet of office space in Santa Ana, California leased from unaffiliated parties. The lease covering the majority of the space provides for monthly rental payments which average $30,377 from inception through January 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is sometimes named as a defendant in litigation relating to the services it provides. Management does not expect the outcome of any existing suit to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

ITEM  5.  MARKET  FOR  COMPANY'S COMMON EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

     The common stock of Amplicon, Inc. trades on the NASDAQ Stock Market under the symbol AMPI. The following high and low closing sale prices for the periods shown reflect interdealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.:

                                                        High        Low
Fiscal year ended June 30,1994
First Quarter                                          $20.00     $18.00

Second Quarter                                          20.25      18.25

Third Quarter                                           21.50      18.75

Fourth Quarter                                          21.50      20.00

Fiscal year ended June 30, 1993

First Quarter                                          $16.00     $11.50

Second Quarter                                          16.75      14.00

Third Quarter                                           21.00      15.50

Fourth Quarter                                          20.25      18.50

      The Company had approximately 48 stockholders of record and in excess of 500 beneficial owners as of September 16, 1994.

      In September, 1994, after considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. The first quarterly cash dividend will be $.05 per share and issued on October 7, 1994 to stockholders of record at the close of business on September 23, 1994.

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data and operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.

                                             YEARS ENDED JUNE 30,
INCOME STATEMENT DATA        1994        1993        1992       1991      1990
                                  (in thousands, except per share amounts)
Revenues:
   Sales of equipment       $156,740   $139,384   $103,969   $132,414  $141,953
    Interest income           24,357     23,697     25,668     22,161    15,616
    Rental income                263        747        803      1,153       724
Total revenues               181,360    163,828    130,440    155,728   158,293
Gross profit                  29,453     26,083     23,194     20,312    18,429
Earnings before income taxes  17,352     15,421     14,487     12,118     9,180

Net earnings                $ 11,019   $  9,793   $  9,111   $  7,440  $  5,644

COMMON SHARE DATA

Net earnings per share      $   1.89   $   1.68   $   1.57   $   1.26  $    .93

Weighted average number of
 common shares outstanding     5,849      5,831      5,813      5,925     6,095
Cash dividends              $    -0-   $    -0-   $    -0-   $    -0-  $    -0-
SELECTED ANNUAL GROWTH RATES
Sales of equipment                12%        34%       (21)%      ( 7)%      12%
Total revenues                    11         26        (16)       ( 2)       15
Net  interest income               4       (  5)        22         28        21
Gross  profit                     13         12         14         10        18
Net  earnings                     13          7         22         32         8
Net  earnings per share           13          7         25         35        15

                                                    AS OF JUNE 30,
BALANCE SHEET DATA             1994        1993       1992      1991      1990
                                    (in thousands, except per share data)
Total assets                $384,584   $350,661   $307,529   $306,399 $257,249
Notes  payable to bank        10,000        -0-        -0-        -0-       13
Nonrecourse  debt            225,746    211,191    193,611    192,748  158,325
Stockholders' equity          80,875     69,772     59,955     50,724   45,486
Book value per common share $  13.81   $  11.96   $  10.29   $   8.75 $   7.60


                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended June 30, 1994 and 1993

      REVENUES. Total revenues for the fiscal year ended June 30, 1994 were $181,360,291, an increase of $17,532,061 or 10.7% from the prior year. This change was primarily the result of increases in sales of equipment of $17,355,868 and interest income of $660,362 offset by lower rental income of $484,169. The Company believes the increase in sales of equipment was primarily due to increased effectiveness of a larger and more experienced salesforce at obtaining new business. Interest income for the fiscal year ended June 30, 1994 increased to $24,356,893 as compared to $23,696,531 for the fiscal year ended June 30, 1993, partially due to higher interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt) of $11,659,414 in the fiscal year ended June 30, 1994 versus $11,452,119 for the prior year.

      Net interest income (interest income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1994 increased by $453,067 or 3.7% to $12,697,479 as compared to $12,244,412 for fiscal year ended June 30, 1993. This net increase resulted primarily from higher amortization of deferred income and increases in interest accretion due to a larger residual value base.

      Rental income for the fiscal year ended June 30, 1994 of $263,060 decreased by $484,169 or 64.8% as compared to the fiscal year ended June 30, 1993, as a result of decreases in the volume of short-term lease renewals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1994 increased by $3,370,357, or 12.9%, to $29,453,424 compared to $26,083,067 for the fiscal year ended June 30, 1993. Gross profit as a percent of total revenues increased to 16.2% of total revenues for fiscal 1994 compared to 15.9% of total revenues for the prior year. Additionally, the cost of equipment sold as a percentage of sales of equipment decreased to 90.4% for the fiscal year ended June 30, 1994 versus 91.1% for the fiscal year ended June 30, 1993. The principal factors which contributed to higher gross profit were increased profits from lease renewals and extensions, sales of equipment at the end of the lease term and increases in net interest income as described above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.6% for the fiscal year ended June 30, 1994 as compared to 6.5% for the fiscal year ended June 30, 1993. Selling, general and administrative expenses for the fiscal year ended June 30, 1994 increased by $1,354,840 or 12.8% as compared to the prior year. This increase resulted primarily from higher sales and finance staff personnel costs, higher variable office costs related to the greater business volume and additions made to the management organization to support future growth.

      INTEREST EXPENSE-OTHER. Interest expense-other was $174,059 for the year ended June 30, 1994 as compared to $89,067 for the year ended June 30, 1993. The increase of $84,992 is primarily the result of greater fiscal year 1994 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

      TAXES. The Company's tax rate was 36.5% for both the fiscal years ended June 30, 1994 and 1993 representing its estimated annual tax rates for the years ending June 30, 1994 and 1993. The Company expects that its tax rate for fiscal years beginning after July 1, 1994 will increase to reflect, as applicable, changes in the Federal statutory tax rate, various State tax rates and the expiration of certain tax benefits.

                     AMPLICON, INC. AND SUBSIDIARIES

Fiscal Years Ended June 30, 1993 and 1992

      REVENUES. Total revenues for the fiscal year ended June 30, 1993 were $163,828,230, an increase of $33,388,084 or 25.6% from the prior year. This change was primarily the result of increases in sales of equipment of $35,415,050 offset by lower interest income of $1,970,989. The Company believes the increase in sales of equipment was primarily due to increased effectiveness of a larger and more experienced salesforce at obtaining new business. Interest income for the fiscal year ended June 30, 1993 decreased to $23,696,531 as compared to $25,667,520 for the fiscal year ended June 30, 1992, partially due to lower interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt) of $11,452,119 in the fiscal year ended June 30, 1993 versus $12,818,915 for the prior year.

      Net interest income (interest income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1993 decreased by $604,193 or 4.7% as compared to the fiscal year ended June 30, 1992. This net decrease resulted primarily from lower amortization of deferred income and lower investment income, offset by increases in interest accretion due to a larger residual value base, and increases in interest recognition on greater minimum lease payments receivable.

      Rental income for the fiscal year ended June 30, 1993 of $747,229 decreased by $55,977 or 7.0% as compared to the fiscal year ended June 30, 1992, as a result of decreases in the volume of short-term lease renewals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1993 increased by $2,888,741, or 12.5%, to $26,083,067 compared to $23,194,326 for the fiscal year ended June 30, 1992. Gross profit as a percent of total revenues decreased to 15.9% of total revenues for fiscal 1993 compared to 17.8% of total revenues for the prior year. Additionally, the cost of equipment sold as a percentage of sales of equipment increased to 91.1% for the fiscal year ended June 30, 1993 versus 90.8% for the fiscal year ended June 30, 1992. The principal factors which contributed to higher gross profit were (i) increased profits from lease renewals and extensions, (ii) higher profits from larger volume of new lease transactions, and (iii) gains realized from the debt placement of lease portfolios, offset by (iv) decreases in net interest income as described above. The lower gross profit margin and higher cost of equipment percentages reflect a greater percentage of the Company's revenues derived from new lease transactions and a decrease in the proportion of revenues from interest income during the most recent fiscal year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.5% for the fiscal year ended June 30, 1993 as compared to 6.6% for the fiscal year ended June 30, 1992. Selling, general and administrative expenses for the fiscal year ended June 30, 1993 increased by $1,967,227 or 22.9% as compared to the prior year. This increase resulted primarily from higher sales and finance staff personnel costs, higher variable office costs related to the greater business volume and additions made to the management organization to support future growth.

      INTEREST EXPENSE-OTHER. Interest expense-other was $89,067 for the year ended June 30, 1993 as compared to $102,044 for the year ended June 30, 1992. The decrease of $12,977 is primarily the result of fewer fiscal year 1993 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

      TAXES. The Company's tax rate was 36.5% and 37.1% for the fiscal years ended June 30, 1993 and 1992, respectively, representing its estimated annual tax rates for the years ending June 30, 1993 and 1992.

                     AMPLICON, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions. The lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase equipment until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At June 30, 1994, the Company had outstanding nonrecourse debt aggregating $225,746,187 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      The Company borrowed $10,000,000 in December 1993 which is secured by an in process lease transaction. The Company has a nonrecourse debt commitment from the same financial institution to finance the lease transaction once the lease transaction is completed. The lease is anticipated to be assigned on a nonrecourse basis prior to the due date of the note and the commencement of the assignment, at which time the recourse note will be paid in full (see Note 4 in the Notes to Consolidated Financial Statements).

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the fiscal year 1994, the Company increased its net investment in leases held in its own portfolio by $70,950. This minimal increase was primarily due to i) a higher percentage of new lease transactions being assigned on a non-recourse basis, ii) the assignment of three lease portfolios during fiscal 1994 and iii) the cash flow from the Company's lease portfolio during fiscal 1994 exceeded the volume of new leases and renewals.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At June 30, 1994, the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion, to repurchase up to 300,000 shares of the Company's Common Stock. During the year ended June 30, 1994, the Company repurchased 10,000 shares at an aggregate cost of $188,750. During the year ended June 30, 1993, the Company repurchased 2,322 shares at an aggregate cost of $43,988. As of August 20, 1994, 100,678 shares remain available under this authorization.

      The need for cash used for operating activities will continue to grow as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing activities, available borrowings under its existing credit facility, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable financing needs.

      Inflation has not had a significant impact upon the operations of the Company.

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   following   consolidated  financial  statements  and  supplementary
financial information are included herein at the pages indicated below:

                                                            Page Number

Report of Independent Public Accountants                       11

Consolidated Balance Sheets at June 30, 1994 and 1993          12

Consolidated Statements of Earnings for the years ended
 June 30, 1994, 1993 and 1992                                  13

Consolidated Statements of Stockholders' Equity for the
 years ended June 30, 1994, 1993 and 1992                      14

Consolidated Statements of Cash Flows for the years
 ended June 30, 1994, 1993 and 1992                            15

Notes to Consolidated Financial Statements                  16-23

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Amplicon, Inc.:




We have audited the accompanying consolidated balance sheets of Amplicon, Inc. (a California corporation) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplicon, Inc. and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   ARTHUR ANDERSEN LLP

Irvine, California
August 16, 1994

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS


                                                             June 30,
ASSETS                                                 1994             1993
Cash and cash equivalents (Notes1 & 8)            $ 29,334,914     $ 18,083,839
Net receivables (Note 2)                            39,905,181       33,069,938
Inventories, primarily customer deliveries in
  process                                            4,975,392        5,840,993
Net investment in capital leases (Note 3)           59,304,999       55,698,547
Equipment on operating leases, less accumulated
 depreciation of $211,848 (1994) and
 $303,807(1993)                                         50,364           63,993
Other assets                                         1,074,912        1,142,093
Discounted lease rentals assigned to lenders
  (Note 3)                                         249,938,300      233,408,279

     TOTAL ASSETS                                 $384,584,062     $347,307,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Note payable to bank (Notes 4 & 8)             $ 10,000,000     $      -0-
   Accounts payable                                 14,246,006       19,696,244
   Accrued liabilities                               3,149,416        4,192,557
   Customer deposits                                 7,369,952        3,929,824
   Nonrecourse debt (Note 3)                       225,746,187      211,190,705
   Deferred interest income (Note 5)                24,192,113       22,217,574
   Net deferred income (Note 5)                      3,743,479        2,035,797
   Income taxes payable, including deferred
     taxes (Note 6)                                 15,261,498       14,272,822

     Total Liabilities                             303,708,651      277,535,523

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 4 & 7):
   Preferred stock; 2,500,000 shares
      authorized; none issued                            -0-              -0-
   Common stock; $.01 par value; 20,000,000 shares
      authorized;  5,857,022 (1994) and 5,834,856 (1993)
       issued and outstanding                           58,570           58,349
   Additional paid in capital                        6,001,240        5,916,748
   Retained earnings                                74,815,601       63,797,062

     Total Stockholders' Equity                     80,875,411       69,772,159

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $384,584,062     $347,307,682


               The accompanying notes are an integral part
                  of these consolidated balance sheets.

                     AMPLICON, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

                                                Years ended June 30,
                                            1994           1993          1992
Revenues:
   Sales of equipment                 $156,740,338   $139,384,470  $103,969,420
   Interest income (Notes 1, 3 & 5)     24,356,893     23,696,531    25,667,520
   Rental income                           263,060        747,229       803,206

     Total Revenues                    181,360,291    163,828,230   130,440,146

Costs:
  Cost of equipment sold               140,186,036    126,276,178    94,316,854
  Interest expense on nonrecourse debt
      (Notes  1,  3  &  5)              11,659,414     11,452,119    12,818,915
  Depreciation of equipment on
  operating leases                          61,417         16,866       110,051
     Total Costs                       151,906,867    137,745,163   107,245,820

Gross profit                            29,453,424     26,083,067    23,194,326

Selling, general and administrative
  expenses                              11,927,826     10,572,986     8,605,759

Interest expense-other                     174,059         89,067       102,044

Earnings before income taxes            17,351,539     15,421,014    14,486,523

Income taxes (Note 6)                    6,333,000      5,628,000     5,376,000

Net earnings                          $ 11,018,539   $  9,793,014  $  9,110,523

Net earnings per common share         $       1.89   $       1.68  $       1.57

Weighted average number of common
  shares outstanding                     5,848,594      5,830,561     5,813,291




               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Additional
                              Common Stock      paid in   Retained
                            Shares     Amount   capital   earnings     Total
Balance, June 30, 1991     5,799,093 $57,991 $5,772,765 $44,893,525 $50,724,281

Shares issued-
 Stock options exercised      26,443     264    119,763     -0-         120,027

  Net earnings                  -0-      -0-       -0-    9,110,523   9,110,523

Balance, June 30, 1992     5,825,536  58,255  5,892,528  54,004,048  59,954,831

Shares issued-
 Stock options exercised      11,642     117     68,185       -0-        68,302

Shares repurchased        (    2,322)(    23)(   43,965)      -0-      ( 43,988)

 Net earnings                    -0-     -0-       -0-    9,793,014   9,793,014

Balance, June 30, 1993     5,834,856  58,349  5,916,748  63,797,062  69,772,159

Shares issued-
 Stock options exercised      32,166     321    273,142       -0-       273,463

 Shares repurchased       (   10,000)(   100) ( 188,650)      -0-   (   188,750)

 Net earnings                   -0-      -0-        -0-  11,018,539  11,018,539

Balance, June 30, 1994     5,857,022 $58,570 $6,001,240 $74,815,601 $80,875,411








               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended June 30,
                                               1994          1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $ 11,018,539  $ 9,793,014  $ 9,110,523
Adjustments to reconcile net earnings to
 cash flows used for operating activities:
  Depreciation                                 61,417       16,866      110,051
  Sale or lease of equipment previously
  on operating leases, net                     13,646       59,867       17,322
  Interest accretion of estimated
  unguaranteed residual values            ( 3,115,186) ( 2,869,943) ( 2,492,262)
  Estimated unguaranteed residual
  values recorded on leases               ( 7,733,445) ( 6,406,835) ( 4,110,784)
  Interest accretion of net deferred
  income                                  (   984,918) ( 1,241,855) ( 3,074,709)
  Increase in net deferred income           2,691,736    1,424,429      156,652
  Net increase (decrease) in income taxes
  payable, including deferred taxes           988,676    2,992,800  (   523,336)
  Net increase in net receivables         ( 6,835,242) (19,260,057) ( 1,072,218)
  Net (increase) decrease in inventories      865,601  ( 2,972,596) ( 1,825,064)
  Net increase (decrease) in accounts payable
   and accrued liabilities                ( 6,493,379)   9,300,441  ( 2,325,311)
Net cash used for operating activities    ( 9,522,555) ( 9,163,869) ( 6,029,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short
  term investments                               -0-     2,513,813  ( 2,513,813)
  Net increase in minimum lease payments
  receivable                              (23,476,863) (27,353,268) ( 4,031,809)
  Purchase of equipment on operating
  leases                                  (    61,433) (    57,372) (    88,252)
  Net decrease (increase) in other assets      67,181  (    97,312) (   233,446)
  Decrease in estimated unguaranteed
  residual values                           7,313,130    4,580,601    4,000,232
Net cash used for investing activities    (16,157,985) (20,413,538) ( 2,867,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals   23,406,774   36,346,343          -0-
  Borrowing on note payable secured
  by lease                                 10,000,000         -0-           -0-
  Payments to repurchase common stock     (   188,750) (    43,988)         -0-
  Payments to reduce nonrecourse debt, excluding
  lease rentals assigned to lenders               -0-  (    10,159) (    16,098)
  Increase in customer deposits             3,440,128      837,047      493,823
  Proceeds from exercise of stock options     273,463       68,302      120,027
Net cash provided by financing activities  36,931,615   37,197,545      597,752

NET CHANGE IN CASH AND CASH EQUIVALENTS    11,251,075    7,620,138  ( 8,298,472)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                18,083,839   10,463,701   18,762,173

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                              $ 29,334,914 $ 18,083,839 $ 10,463,701

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders and related
  nonrecourse debt                       $ 14,555,482 $ 17,589,394 $    879,114
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                               $    174,059 $     88,725 $    100,143
  Income taxes                           $  5,366,715 $  2,635,200 $  5,899,623

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE YEARS ENDED JUNE 30, 1994

Note 1 - Summary of Significant Accounting Policies:
Basis of Presentation

The  accompanying consolidated financial statements include the  accounts
of   the   Company  and  its  wholly-owned  subsidiaries.  All   material
intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Leases
  Capital Leases

The Company engages in the lease and sale of computer hardware and software, and other equipment. The Company adopted Financial Accounting Standards Board Technical Bulletin No. 88-1 ("88-1") in fiscal year 1989 which addressed certain issues relating to accounting for leases. The discounted value of the aggregate lease rentals is recorded as sales revenue. Equipment cost, less the discounted value of the residual, if any, is recorded as cost of sales. Under 88-1, except for capital lease transactions in which the Company no longer has a continuing interest in the leased equipment, the Company defers gross profit on new capital leases through a reduction of sales revenue recognized at lease origination. Gross profit which is deferred together with the unearned interest income (and interest expense if assigned) is recognized as interest income (and expense) over the lease term based on an internal rate of return method. The Company recognizes certain interim rentals received as operating income prior to commencement of capital leases.

At the time of closing capital leases, the Company records on its balance sheet the present value of the lease receivable as minimum lease payments receivable and, if appropriate, the estimated residual values of the leased equipment. The Company typically assigns, on a nonrecourse basis, the noncancelable lease rentals to financial institutions at fixed interest rates. When leases are assigned to financial institutions, without recourse, the discounted value of the lease rentals is recorded on the balance sheet as discounted lease rentals assigned to lenders. The related obligation resulting from the discounting of the leases is recorded as nonrecourse debt. In the event of default by a lessee, the lender has a first lien against the underlying leased equipment, with no further recourse against the Company.

Effective July 1, 1988, the Company adopted Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases." A portion of the Company's selling, general and administrative costs directly related to originating capital leases transactions during the period is deferred as an increase in revenues and amortized over the lease term utilizing the effective interest method. See Note 5.

  Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Equipment on operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Rental income is recorded monthly or quarterly when due. Selling costs directly associated with the operating leases are deferred and amortized over the lease term.

Inventories

Inventories, which primarily represent partial deliveries of equipment on in-process lease transactions whereby the lessee is legally obligated to accept, are stated at the lower of cost (first-in, first-out method) or market value.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Earnings per Common Share

Net earnings per common share are computed based on the weighted average number of common shares outstanding during each fiscal year (5,848,594 in 1994, 5,830,561 in 1993 and 5,813,291 in 1992).

Reclassifications

Certain reclassifications have been made to the fiscal 1993 and 1992 consolidated financial statements to conform with the presentation of the fiscal 1994 consolidated financial statements.

Note 2 - Receivables:

     The Company's net receivables consist of the following:

                                                         June 30,
                                                    1994            1993
     Financial institutions                    $32,241,312    $26,611,057
     Lessees                                     7,640,218      5,323,373
            Other                                  868,976      1,680,633
     Total before allowances                    40,750,506     33,615,063

     Less allowance for doubtful accounts      (   845,325)   (   545,125)

     Net receivables                           $39,905,181    $33,069,938

Note 3 - Capital Leases:

     The Company's net investment in capital leases consists of the following:

                                                         June 30,
                                                     1994           1993
      Minimum lease payments receivable, less allowance for
       doubtful accounts of $475,000           $34,370,750    $40,450,902
      Estimated unguaranteed residual value, less
       valuation allowance of $542,274 and
       $394,403, respectively                   35,252,670     30,492,767

      Total before unearned income              69,623,420     70,943,669

      Less: unearned income                    (10,318,421)   (15,245,122)

      Net investment in capital leases         $59,304,999    $55,698,547


     The interest rates used to discount lease payments reflect the underlying lease rates and range from 6.3% to 14.95%.

      The estimated unguaranteed residual value represents the estimated amount to be received at lease termination from the disposition of equipment under the capital leases, discounted using the internal rate of return related to each specific capital lease.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At June 30, 1994, a summary of the installments due on minimum lease
payments   receivable  and  the  expected  realization  of  the  Company's estimated unguaranteed residual value is as follows:

                                                       Estimated
                                         Minimum      unguaranteed
 Years ending                         lease payments    residual
   June 30,                             receivable       value        Total
   1995                               $ 19,892,304   $ 11,633,273  $ 31,525,577
   1996                                  8,360,097      7,800,020    16,160,117
   1997                                  3,418,093      8,807,799    12,225,892
   1998                                  1,376,563      3,700,452     5,077,015
   1999                                  1,323,693      3,115,975     4,439,668
   Thereafter                                  -0-        195,151       195,151
                                        34,370,750     35,252,670    69,623,420

   Less unearned income               (  3,247,072)  (  7,071,349) ( 10,318,421)
   Net investment in capital leases
     and estimated unguaranteed
     residual value excluding deferred
     interest income                  $ 31,123,678   $ 28,181,321  $ 59,304,999

      Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.87% to 16.5%.
Maturities of such obligations at June 30, 1994 are as follows:

     Years ending                                      Capital
       June 30,                                         leases
         1995                                      $ 92,649,791
         1996                                        68,912,031
         1997                                        39,956,428
         1998                                        17,642,059
         1999                                         5,992,138
     Thereafter                                         593,740
                                                    225,746,187
Deferred interest (Note 5)                           24,192,113

Total discounted lease rentals assigned
  to lenders                                       $249,938,300

Note 4 - Notes Payable to Bank:

     In August 1993, the Company negotiated a $20,000,000 general business loan agreement (the "Agreement") with a Bank. The Agreement, which provides for borrowings at the Bank's reference rate or the Bank's Offshore rate plus 1.25%, allows for advances through December 31, 1994 with rollover provisions to a term note, provided certain conditions are met by the Company. The term note is to be secured by certain qualifying leases and is to bear interest at the Bank's reference rate plus .50% or the Bank's Offshore rate plus 1.75%. The term note requires repayment in three equal quarterly installments of one eighth of the outstanding balance at the expiration date, commencing April 1, 1995, and one final payment on December 31, 1995 for the remaining balance.

      The Agreement is unsecured and excludes any arrangements for compensating balances; however, the Bank requires a commitment fee on the daily average unused amount of the Bank's $20,000,000 commitment. Under the provisions of the Agreement, the Company must maintain certain net worth requirements, a defined debt to net worth ratio and a defined ratio of certain assets to defined debt. As of June 30, 1994 there were no outstanding balances on this Agreement.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In December 1993, the Company entered into an agreement, as amended in August 1994, to borrow $10,000,000 (the "Note") at an interest rate equal to the prime rate. This Note is secured by an in-process lease transaction (the "Lease"). This Lease is secured by an $11,000,000 letter of credit issued by a different financial institution. Interest is payable monthly commencing January 15, 1994 and the Note is due on October 31, 1994. The financial institution which issued the Note has agreed to finance the Lease on a nonrecourse basis through the due date of the Note.

Note 5 - Deferred Interest Income and Net Deferred Income:

      At June 30, 1994, deferred interest income of $24,192,113 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $24,192,113. See Note 3.

      At June 30, 1994, the expected recognition of net deferred income (deferred gross margin of $9,870,422 less deferred selling expenses of $6,126,943) on the Company's future statements of earnings is as follows:

          Years ending
            June 30,
             1995                                         $1,320,749
             1996                                          1,397,680
             1997                                            432,042
             1998                                            443,470
             1999                                            100,494
          Thereafter                                          49,044
          Total net deferred income                       $3,743,479

Note 6 - Income Taxes:

      Effective July 1, 1993, the Company adopted Financial Accounting Standards No. 109 on Accounting for Income Taxes ("SFAS No. 109"). Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. The adoption of SFAS No. 109 did not result in a charge to net income in 1994. Prior year financial statements were not restated to reflect the new accounting standard.

     The provision for income taxes is summarized as follows:

                                                Years ended June 30,
                                            1994        1993        1992
  Current tax expense:
    Federal                           $2,667,000  $3,161,000  $2,811,000
    State                                600,000   1,000,000     810,000
        Total current                  3,267,000   4,161,000   3,621,000
  Deferred tax expense:
    Federal                            2,371,000   1,360,000   1,655,000
    State                                695,000     107,000     100,000
        Total deferred                 3,066,000   1,467,000   1,755,000
  Total provision for income taxes    $6,333,000  $5,628,000  $5,376,000

      Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Deferred income tax liabilities (assets) are composed of the following:

                                                   June 30, 1994
     Deferred income tax liabilities:
       Tax operating leases                          $24,461,748
       Other book/tax differences                        866,775
          Total liabilities                           25,328,523

     Deferred income tax assets:
       Allowances and reserves                       ( 1,158,522)
        Minimum  tax credits/carryforwards           ( 6,339,043)
       Refunds due on overpayments                   ( 2,369,123)
       State income taxes                            (   200,337)
          Total assets                               (10,067,025)

     Net deferred income tax liabilities             $15,261,498

      The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

                                               Years ended June 30,
                                           1994        1993      1992
       Federal statutory rate              35.0%       34.0%     34.0%
        State tax, net of federal benefit   4.8         4.8       4.8
       Other                               (3.3)       (2.3)     (1.7)
            Effective  rate                36.5%       36.5%     37.1%

Note 7 - Capital Structure:

      In September 1986, the Board of Directors and stockholders approved an increase in the number of authorized shares of common stock to 20,000,000. The Board of Directors and stockholders further authorized the issuance of 2,500,000 shares of preferred stock from time to time in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

     In September 1984, the Company's stockholders approved a Stock Option Plan (the "Plan"), which, as amended, provides that stock options may be granted to officers, employees, consultants and other persons who have made, or will make, major contributions toward the growth and development of the Company. Stock options that are granted may entitle the recipient to purchase shares of the Company's common stock at prices greater than, equal to or less than the estimated fair market value at the date of the grant. Under the Plan, stock options become exercisable over a three or five year period, commencing with the first anniversary of the date of the grant, and expire ten years from the date of the grant. The Company has reserved 650,000 shares of common stock for issuance under the Plan.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes the activity in the Plan for the periods indicated:

                                                          Exercise
                                              Option        price      Options
                                            outstanding   per share  exercisable
   Outstanding at June 30, 1991               271,654  $ .28 - 16.25
    Granted                                   122,833  13.00 - 15.00
    Canceled                                (  31,911)  7.00 - 16.25
    Exercised                               (  26,443)  1.92 -  8.25

   Outstanding  at June 30, 1992              336,133    .28 - 15.00
    Granted                                   100,500  11.75 - 19.50
    Canceled                                (   8,734)  7.00 - 13.00
    Exercised                               (  11,642)  1.68 -  9.50

   Outstanding at June 30, 1993               416,257    .28 - 19.50
    Granted                                   124,667  18.00 - 20.25
    Canceled                                (  52,867)  7.00 - 20.25
    Exercised                               (  32,166)  7.00 - 17.25

   Outstanding at June 30, 1994               455,891  $ .28 - 20.25  218,784

Note 8 - Fair Value of Financial Instruments:

     The Company has estimated the fair value of its financial instruments in compliance with Financial Accounting Standards No. 107 on Disclosure About Fair Value of Financial Instruments. The estimates were made as of June 30, 1994 based on relevant market information.

     Fair value is a subjective and imprecise measurement that is based on assumptions and market data which require significant judgement and may only be valid at a particular point in time. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Accordingly, management cannot provide assurance that the fair values presented are indicative of the amounts that the Company could realize in a current market exchange.

      The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows:

                                                               Estimated
  At June 30, 1994                                Book Value   Fair Value
     Financial Assets:
       Cash and cash equivalents                 $29,334,914  $29,407,845
     Financial Liabilities:
       Note payable to bank                       10,000,000   10,000,000

Cash and Cash Equivalents: For cash, the book value is a reasonable estimate of fair value. For cash equivalents with original maturities less than three months, the estimated fair value is based on the respective market prices.

Note Payable to Bank: The fair value of the Note payable to bank approximates book value because the interest rate on this instrument adjusts with changes in market interest rates due to its short-term maturity.

      The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Commitments and Contingencies:

Leases

      The Company leases the majority of its corporate offices under an operating lease which expires in fiscal 1998. Rent expense was $419,526
(1994), $427,327 (1993) and $386,500 (1992).

     Future minimum lease payments under operating leases are as follows:

          Years Ending                            Future Minimum
            June 30,                               Lease Payments
             1995                                 $  543,221
             1996                                    501,217
             1997                                    501,217
             1998                                    292,377
          Thereafter                                    -0-
          Total minimum lease payments            $1,838,032

Litigation

      The Company has been named in lawsuits arising out of the Company's normal business activities. The Company is vigorously defending such actions. Management does not expect the outcome of any of these lawsuits, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

     Effective July 1, 1992, employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company will make contributions equal to 25 percent of employee contributions which will completely vest over a seven year period. The Company has made contributions during the years ended June 30, 1994 and 1993 of $39,602 and $27,622, respectively.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Selected Quarterly Financial Data (Unaudited):

      Summarized quarterly financial data for the fiscal years ended June 30, 1994 and 1993 is as follows:

                                             Three Months Ended
                              September 30,  December 31,  March 31,  June 30,
       1994                        (In thousands, except per share amounts)
Total revenues                     $45,746      $50,398     $49,090   $36,126
Gross profit                         6,515        7,224       7,749     7,965
Net earnings                         2,344        2,712       2,999     2,964
Net earnings per common share      $   .40      $   .47     $   .51   $   .51

     1993
Total revenues                     $40,536      $41,824     $40,511   $40,957
Gross profit                         6,076        6,518       6,711     6,778
Net earnings                         2,253        2,524       2,489     2,527
Net earnings per common share      $   .39      $   .43     $   .43   $   .43

                     AMPLICON, INC. AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1994 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1994 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1994 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1994 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                     AMPLICON, INC. AND SUBSIDIARIES

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

     (1) Financial Statements

            All financial statements of the Registrant as set forth under
            Part II Item 8 of this report on Form 10-K

     (2) Financial Statement Schedules:

     Schedule Number        Description                             Page Number

          II.       Amounts receivable from Related Parties and
                    Underwriters, Promoters and Employees other
                    than Related Parties................................. 27

          VIII.     Valuation and Qualifying Accounts.................... 28

           All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

           See Index to Exhibits filed as part of this Form 10-K      29-31

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of fiscal 1994.

                     AMPLICON, INC. AND SUBSIDIARIES

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMPLICON, INC.



          By   S. Leslie Jewett /s/                     Date: Sept. 27, 1994
               S. Leslie Jewett
               Chief Financial Officer

                            POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes each of Patrick E. Paddon, S. Leslie Jewett and Glen T. Tsuma as attorney-in-fact to sign on his behalf, individually in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   Signature                   Title                         Date


  Patrick E. Paddon /s/     President, Chief Executive       Sept. 27, 1994
  Patrick E. Paddon         Officer and Director



  Glen T. Tsuma /s/         Vice President, Treasurer, Chief Sept. 26, 1994
  Glen T. Tsuma             Operating Officer and Director


  S. Leslie Jewett /s/      Chief Financial Officer          Sept. 27, 1994
  S. Leslie Jewett



  Michael H. Lowry /s/      Director                         Sept. 22, 1994
  Michael H. Lowry



  Harris Ravine /s/         Director                         Sept. 23, 1994
  Harris Ravine

                     AMPLICON, INC. AND SUBSIDIARIES

        SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
    UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                                   Balance at
                      Balance at               Deductions        End of Period                      Deductions
                      Beginning             Amounts   Amounts              Not
Name of Debtor        of Period  Additions Collected Written Off Current Current

Year Ended June 30, 1992:
David E. Brill(1)     $ 277,483  $  8,566   $250,000     -0-     $ 36,049   -0-


Year Ended June 30, 1993:

David  E. Brill(1)    $  36,049  $  2,400       -0-      -0-     $ 38,449   -0-


Year Ended June 30, 1994:

David   E.  Brill(1)  $  38,449  $  2,477       -0-      -0-     $ 40,926   -0-


(1) Interest bearing note at the prime rate plus 1% with principal and interest due one year after the funding or renewal dates.

                     AMPLICON, INC. AND SUBSIDIARIES

            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                                Additions
                                     Balance    Charged to  Accounts   Balance
                                    Beginning   Costs and   Written     at End
Classifications                     of Period    Expenses     Off       Period

Year ended June 30, 1992:
 Allowance for doubtful accounts   $1,020,125   $  -0-      $  -0-    $1,020,125
 Allowance for valuation of
  unguaranteed residual value      $  324,368   $ 70,035    $  -0-    $  394,403


Year ended June 30, 1993:

 Allowance for doubtful accounts   $1,020,125   $  -0-      $  -0-    $1,020,125
 Allowance for valuation of
  unguaranteed residual value      $  394,403   $  -0-      $  -0-    $  394,403


Year ended June 30, 1994:

Allowance for doubtful accounts    $1,020,125   $300,200    $  -0-    $1,320,325
Allowance for valuation of
  unguaranteed residual value      $  394,403   $147,871    $  -0-    $  542,274

Note: The allowance for doubtful accounts includes balances related to receivables and capital leases described in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

                     AMPLICON, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit                                 Page No.

  3.1          Articles of Incorporation of the Company
                 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1
                 File No. 33-9094 (the "Registration Statement on
                 Form S-1"))

  3.2          Certificate of Amendment of Articles of
                 Incorporation of the Company, filed April 15, 1988 (incorporated by reference to Exhibit 3.2 to Registrant's 1988 Form 10-K)

  3.3          Bylaws of the Company (incorporated by reference
                 to Exhibit 3.3 to the Registration
                 Statement on Form S-1)

  3.4          Amendment and Restatement of Article VI of the
                 Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Registrant's 1988 Form 10-K)

 10.1          1984 Stock Option Plan, as amended to date
                 (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form S-8 File No. 33-27283)

 10.2          Master Agreement for Lease Arrangement Transactions,
                 dated as of October 14, 1985, between the Company and Chrysler Financial Corporation (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1)

 10.3          Master Loan Agreement, dated as of July 18, 1986,
                between the Company and General Electric Credit
                Corporation (incorporated by reference to Exhibit
                10.5 to the Registration Statement
                on Form S-1)

 10.4          Master Agreement for Rental Payment Purchase
                Transactions, dated as of July 8, 1982, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registration
                Statement on Form S-1)

 10.5          Form of Assignment of Lease - Without Recourse
                between the Company and CIT
                Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.10 to the Registration
                Statement on Form S-1)

 10.6          Form of Assignment of Lease - Without Recourse between
                the Company and CircleBusiness Credit, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1)

                     AMPLICON, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit                                 Page No.

 10.7          Master Agreement for Rental Payment Purchase
                 Transactions, dated as of February 27, 1990, between the Company and Security Pacific Credit Corporation (incorporated by reference to Exhibit 10.7 to the Registrant's 1990 Form 10-K)

 10.8          Credit Agreement, dated as of April 13, 1990 (the "Credit
                 Agreement), between the Company and Security Pacific National Bank (now Bank of America National Trust and
                 Savings Association, and together with Security Pacific National Bank, "Bank of America") (incorporated by reference to Exhibit 10.8 to the Registrant's 1990 Form 10-K)

 10.9          First Amendment to the Credit Agreement, dated
                 November 19, 1990, between the Company and Bank of America (incorporated by reference to Exhibit 10.9 to the Registrant's 1991 Form 10-K)

 10.10         Second Amendment to the Credit Agreement, dated
                 December 17, 1991, between the Company and Bank of America (incorporated by reference to Exhibit 10.10 to the Registrant's 1992 Form 10-K)

 10.11         Third Amendment to the Credit Agreement, dated
                 February 25, 1992, between the Company and Bank of America (incorporated by reference to Exhibit 10.11 to the Registrant's 1992 Form 10-K)

 10.12         Fourth Amendment to the Credit Agreement, dated
                 April 27, 1992, between the Company and Bank of America (incorporated by reference to Exhibit 10.12 to the Registrant's 1992 Form 10-K)

 10.13         Sublease Agreement and Amendment No. 1, dated October 31,
                 1990 and November 28, 1990, respectively, between the Company and Griffin Financial Services (incorporated by reference to Exhibit 10.13 to the Registrant's 1992 Form 10-K)

 10.14         Fifth Amendment to the Credit Agreement, dated
                 June 28, 1993, between the Company and Bank of America (incorporated by reference to Exhibit 10.14 to the Registrant's 1993 Form 10-K)

 10.15         Business Loan Agreement, dated as of August 12, 1993,
                 between the Company and Bank of America
                 (incorporated by reference to Exhibit 10.15 to the Registrant's 1993 Form 10-K)

                     AMPLICON, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit                                  Page No.

 10.16         Security Agreement dated as of December 23, 1993          32-44
                 and all amendments C, D, & E, dated April 19, 1994,
                 July 18, 1994 and August 30, 1994, respectively between the Company and The CIT Group/Equipment
                 Financing, Inc.

  11           Computation of Earnings per Share of Common Stock          45

  22           List of Subsidiaries (incorporated by reference
                 to Exhibit 22 to the Registrant's 1988 Form 10-K)