Form 10-Q
period 1994-09-30
AMPLICON INC
filed 1994-11-14
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1994

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

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at November 4, 1994

Common Stock, $.01 par value                      5,857,022

                     AMPLICON, INC. AND SUBSIDIARIES

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                 NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 1994
     (unaudited) and June 30, 1994                              3

     Consolidated Statements of Earnings - Three months
     ended September 30, 1994 and 1993 (unaudited)              4

     Consolidated Statements of Cash Flows - Three months
     ended September 30, 1994 and 1993 (unaudited)              5

     Notes to Consolidated Financial Statements (unaudited).  6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      8-9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       10

Signature                                                      11

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)         (AUDITED)
                                                 September 30,         June 30,
ASSETS                                                 1994               1994
Cash and cash equivalents                        $      -0-       $  10,255,000
Investment securities                             22,241,000         19,080,000
Net receivables                                   41,606,000         39,905,000
Inventories, primarily customer
   deliveries in process                           2,661,000          4,975,000
Net investment in capital leases                  67,389,000         59,305,000
Net equipment on operating leases                     47,000             51,000
Other assets                                       1,304,000          1,075,000
Discounted lease rentals assigned to lenders     247,236,000        249,938,000

                                                $382,484,000       $384,584,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Bank overdraft                               $    483,000       $      -0-
   Notes  payable to bank                         10,000,000         10,000,000
   Accounts payable                               11,557,000         14,246,000
   Accrued liabilities                             3,129,000          3,149,000
   Customer deposits                               7,225,000          7,370,000
   Nonrecourse debt                              222,308,000        225,746,000
   Deferred  interest income                      24,928,000         24,192,000
   Net deferred income                             3,884,000          3,744,000
   Income taxes payable, including deferred
     taxes                                        15,839,000         15,262,000

                                                 299,353,000        303,709,000
Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
     authorized; none issued                           -0-                 -0-
  Common stock; $.01 par value; 20,000,000 shares authorized;
     5,857,022 issued and outstanding,
     as of September 30, 1994 and June 30, 1994      59,000              59,000
  Additional paid in capital                      6,001,000           6,001,000
  Retained earnings                              77,033,000          74,815,000
  Investment securities valuation adjustment         38,000                -0-

                                                 83,131,000          80,875,000

                                               $382,484,000        $384,584,000

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                             Three months ended September 30,

                                                1994                   1993
Revenues:
  Sales of equipment                      $38,534,000            $39,503,000
  Interest income                           5,719,000              6,094,000
  Investment income                           375,000                 68,000
  Rental income                                97,000                 81,000

                                           44,725,000             45,746,000
Costs:
  Cost of equipment sold                   34,061,000             36,230,000
  Interest expense on nonrecourse debt      3,182,000              2,996,000
  Depreciation of equipment on operating
    leases                                      3,000                  5,000

                                           37,246,000             39,231,000

Gross profit                                7,479,000              6,515,000

Selling, general and administrative
    expenses                                3,235,000              2,814,000

Interest expense-other                         93,000                  9,000

Earnings before income taxes                4,151,000              3,692,000

Income taxes                                1,640,000              1,348,000

Net earnings                             $  2,511,000           $  2,344,000

Net earnings per common share            $        .43           $        .40

Dividends declared per common share
   outstanding                           $        .05           $        -0-

Weighted average number of common shares
   outstanding                              5,857,022              5,842,015




               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended September 30,
                                                             1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $  2,511,000  $ 2,344,000
Adjustments to reconcile net earnings to cash flows
   (used for) provided by operating activities:
  Depreciation                                               3,000        5,000
  Sale or lease of equipment previously on operating
     leases, net                                              -0-         8,000
  Interest accretion of estimated unguaranteed
     residual values                                  (    794,000) (   724,000)
  Estimated unguaranteed residual values
     recorded on leases                               (  1,339,000) ( 1,906,000)
  Interest accretion of net deferred income           (     85,000) (   260,000)
  Increase in net deferred income                          225,000      416,000
  Net increase in income taxes payable, including
     deferred taxes                                        577,000      545,000
  Net increase in net receivables                     (  1,701,000) ( 8,468,000)
  Net decrease in inventories                            2,314,000    5,483,000
  Net (decrease) increase in accounts payable and
     accrued liabilities                              (  3,003,000)     386,000
Net cash used for operating activities                (  1,292,000) ( 2,171,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in minimum lease payments receivable   (  7,516,000) ( 9,213,000)
  Purchase of equipment on operating leases                    -0-  (     4,000)
  Purchases of available-for-sale securities          ( 67,434,000) (71,498,000)
  Proceeds from sales of available-for-sale
    investment securities                               64,311,000   67,858,000
  Net (increase) decrease in other assets             (    229,000)      71,000
  Decrease in estimated unguaranteed residual values     1,567,000      990,000
Net cash used for investing activities                (  9,301,000) ( 8,156,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                               483,000         -0-
  Decrease in customer deposits                       (    145,000) (   201,000)
  Proceeds from exercise of stock options                     -0-        61,000
Net cash provided by (used for) financing activities       338,000  (   140,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS               ( 10,255,000) (10,467,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        10,255,000   18,084,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $        -0-   $ 7,617,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related
  nonrecourse debt                                  ($   3,438,000)($10,711,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                           $      93,000  $     9,000
  Income taxes                                       $   1,066,000  $   269,000

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 1994 and the statements of earnings and cash flows for the three month periods ended September 30, 1994 and 1993. The results of operations for the three month period ended September 30, 1994 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1995.

NOTE 2- BALANCE SHEET

At September 30, 1994, deferred interest income of $24,928,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $24,928,000.

NOTE 3- INVESTMENT SECURITIES

Effective with the beginning of fiscal year 1995, the Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires certain disclosures for investments in debt and equity securities regardless of maturity. The Company had previously classified investments with original maturities of three months or less as cash and cash equivalents. The Statement requires that all investments be classified as trading securities, available-for-sale securities and held-to-maturity securities. Under the criteria established by the Statement, the Company has classified all of its investments as available-for-sale securities. The Statement requires that available-for-sale securities be reported at fair value and that the unrealized gain or loss be reported as a separate component of stockholders' equity (net of the effect of income taxes) until the investments are sold. At the time of the sale, the respective gain or loss, calculated by the specific identification method, will be recognized as a component of operating results.

The following is a summary of investment securities as of June 30, 1994:

                                        Gross      Gross       Estimated
                         Amortized  Unrealized  Unrealized        Fair
                             Cost       Gains      Losses        Value
Available-for-sale securities
Mortgage-backed
   securities           $22,203,000    $38,000    $   -0-    $22,241,000

The estimated fair value of the available-for-sale securities at June 30, 1994, by contractual maturity, are shown below.

                                                   Cost       Fair Value
Available-for-sale securities
Due in 3 months or less                      $12,798,000     $12,835,000
Due after 3 months and less than
   one year                                    9,405,000       9,406,000
                                             $22,203,000     $22,241,000

Investment income for the three months ended June 30, 1994 consisted of the following:

Interest income                              $  113,000
Gross realized gains                            262,000
                                             $  375,000

                     AMPLICON, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4- NOTES PAYABLE TO BANK

In December 1993, the Company entered into an agreement, as amended in November 1994, to borrow $10,000,000 (the "Note") at an interest rate equal to the prime rate. This Note is secured by an in-process lease transaction (the "Lease"). This Lease is secured by an $11,000,000 letter of credit issued by a different financial institution. Interest is payable monthly commencing January 15, 1994 and the Note is due on January 31, 1995. The financial institution which issued the Note has agreed to finance the Lease on a nonrecourse basis through the due date of the Note.

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 1994 and 1993

      REVENUES. Total revenues for the three months ended September 30, 1994 were $44,725,000, a decrease of $1,021,000 or 2.2% as compared to the three months ended September 30, 1993. The decrease from the prior year was primarily the result of decreases in sales of equipment. Sales of equipment decreased by $969,000 or 2.4% to $38,534,000 in the quarter ended September 30, 1994 as compared to $39,503,000 in the quarter ended September 30, 1993. The Company believes the decrease in sales of equipment was primarily due to the continued effect of the low productivity of the sales force during the last half of fiscal 1994.
Interest  income  for the quarter ended September 30, 1994  decreased  by
$375,000  or  6.2% to $5,719,000 as compared to $6,094,000  in  the  same quarter in the prior year. The three months ended September 30, 1994 and 1993 included amounts of $3,182,000 and $2,996,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended September 30, 1994, net of interest income on discounted lease rentals assigned to lenders, decreased by $561,000 or 18.1% as compared to the three months ended September 30, 1993. This decrease is primarily the result of lower interest income from investment in lease receivables. Investment income increased by $307,000 or 451.5% to $375,000 as compared to $68,000 for the same period in the prior year. This increase can be attributed to higher investment in securities during the three months ended September 30, 1994. Rental income increased by $16,000 or 19.8% to $97,000 in the three months ended September 30, 1994 as compared to $81,000 for the three months ended September 30, 1993 due to a slight increase in the number of operating leases.

      GROSS PROFIT. Gross profit for the quarter ended September 30, 1994 of $7,479,000, or 16.7% of total revenues, increased by $964,000 or 14.8% as compared to $6,515,000, or 14.2% of total revenues, for the quarter ended September 30, 1993. The principal factor which contributed to increased gross profit were higher profits from lease extensions and upgrades, which was somewhat offset by lower net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 7.2% and 6.1% for the quarters ended September 30, 1994 and 1993, respectively. Selling, general and administrative expenses increased by $421,000 or 15% primarily due to increases in sales and other personnel levels and their related office costs.

      TAXES. The Company's tax rate was 39.5% and 36.5% for the quarters ended September 30, 1994 and 1993, respectively, representing its estimated annual tax rate for the years ending June 30, 1995 and 1994. The increased tax rate in the current period reflects changes in the Federal statutory tax rate, various State tax rates and the expiration of certain tax benefits.

                               (continued)

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
                               (continued)

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At September 30, 1994, the Company had outstanding nonrecourse debt aggregating $222,308,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      The Company borrowed $10,000,000 in December 1993 which is secured by an in-process lease transaction. The Company has a nonrecourse debt commitment from the same financial institution to finance the lease transaction once the lease transaction is completed. The lease is anticipated to be assigned on a nonrecourse basis prior to the due date of the note and the commencement of the assignment, at which time the recourse note will be paid in full.

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the three months ended September 30, 1994, the Company increased its net investment in leases held in its own portfolio by $7,517,000 from June 30, 1994. This increase was primarily due to an increased volume of new lease transactions held by the Company in its own portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At September 30, 1994 the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion to repurchase up to 300,000 shares of the Company's Common Stock. Under this authorization 100,678 shares remain available for repurchase.

      The need for cash used for operating activities will continue to grow as the Company expands. The Company believes that existing cash balances, cash flows from operations, cash flows from its financing activities, available borrowings under its existing credit facility, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable financing needs.

      Inflation has not had a significant impact upon the operations of the Company.

                     AMPLICON, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) 8-K Reports

          There were no reports on Form 8-K for the three months ended September 30, 1994.

                     AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMPLICON, INC.
                                             Registrant



DATE:  November 08, 1994         BY:         S.  LESLIE JEWETT /s/
                                             S. LESLIE JEWETT
                                           Chief Financial Officer
                                          (Principal Financial and
                                              Accounting Officer)