Form 10-Q/A
period 1994-09-30
AMPLICON INC
filed 1994-11-23
CIK 803016

AMENDMENT NO. 1
                                   TO
                                FORM 10-Q

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



PART I - EXHIBITS

         27.  Financial Data Schedule

                     AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          AMPLICON,  INC.
Registrant



DATE:  November 22, 1994       BY:           S.  LESLIE JEWETT /s/
                                             S. LESLIE JEWETT
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)