Form 10-Q
period 1994-12-31
AMPLICON INC
filed 1995-01-27
CIK 803016

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     December 31, 1994

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

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at January 20, 1995

Common Stock, $.01 par value                        5,859,722

                     AMPLICON, INC. AND SUBSIDIARIES

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                 NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - December 31, 1994
     (unaudited) and June 30, 1994                                     3

     Consolidated Statements of Earnings - Three months and six months
     ended December 31, 1994 and 1993 (unaudited)                      4

     Consolidated Statements of Cash Flows - Six months
     ended December 31, 1994 and 1993 (unaudited)                      5

     Notes to Consolidated Financial Statements (unaudited).           6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               8-10

PART II. OTHER INFORMATION

Item 5. Other Information                                             11

Item 6. Exhibits and Reports on Form 8-K                              11

Signature                                                             12

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)       (AUDITED)
                                                   December 31,       June 30,
ASSETS                                                 1994             1994
Cash  and cash equivalents                       $ 10,875,000      $ 10,255,000
Investment securities                               8,741,000        19,080,000
Net receivables                                    46,622,000        39,905,000
Inventories, primarily customer deliveries
   in process                                       3,346,000         4,975,000
Net investment in capital leases                   64,112,000        59,305,000
Net equipment on operating leases                      54,000            51,000
Other assets                                        1,392,000         1,075,000
Discounted lease rentals assigned to lenders      250,778,000       249,938,000

                                                 $385,920,000      $384,584,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable to bank                        $  10,000,000      $ 10,000,000
   Accounts payable                                 8,070,000        14,246,000
   Accrued liabilities                              3,379,000         3,149,000
   Customer deposits                                6,555,000         7,370,000
   Nonrecourse debt                               225,092,000       225,746,000
   Deferred interest income                        25,686,000        24,192,000
   Net deferred income                              4,471,000         3,744,000
   Income taxes payable, including
       deferred taxes                              16,835,000        15,262,000

                                                  300,088,000       303,709,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
     authorized; none issued                              -0-               -0-
  Common stock; $.01 par value; 20,000,000 shares
     authorized;
     5,857,522 and 5,857,022 issued and
     outstanding, as of December 31, 1994 and
     June 30, 1994, respectively                       59,000            59,000
  Additional paid in capital                        6,007,000         6,001,000
  Retained earnings                                79,742,000        74,815,000
  Investment securities valuation adjustment           24,000               -0-

                                                   85,832,000        80,875,000

                                                 $385,920,000      $384,584,000

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (In Thousands, Except Per Share Amounts)

                                  Three Months Ended           Six Months Ended
                                      December 31,                December 31,
                                   1994         1993           1994        1993
Revenues:
  Sales of equipment             $44,896      $44,163        $83,430     $83,665
  Interest income                  6,069        6,060         11,788      12,155
  Investment income                  224          109            599         177
  Rental income                      448           66            544         147

                                  51,637       50,398         96,361      96,144

  Cost of equipment sold          40,368       40,327         74,430      76,558
  Interest expense on
      nonrecourse debt             3,198        2,844          6,380       5,839
  Depreciation of equipment
    on operating leases                3            3              5           8

                                  43,569       43,174         80,815      82,405


Gross profit                       8,068        7,224         15,546      13,739

Selling, general and
    administrative expenses        3,087        2,880          6,321       5,694

Interest expense-other                21           73            114          82

Earnings before income taxes       4,960        4,271          9,111       7,963

Income taxes                       1,959        1,559          3,599       2,907

Net earnings                     $ 3,001      $ 2,712        $ 5,512     $ 5,056

Net earnings per common share    $   .51      $   .47        $   .94     $   .87

Dividends declared per common
    share outstanding            $   .05      $   -0-        $   .10     $   -0-

Weighted average number of common
    shares outstanding             5,857        5,847          5,857       5,845


               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Six Months Ended December 31,
                                                        1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                         $ 5,512,000    $ 5,056,000
Adjustments to reconcile net earnings to cash flows
   provided by (used for) operating activities:
  Depreciation                                             5,000          8,000
  Sale or lease of equipment previously on
    operating leases, net                                 21,000         13,000
  Interest accretion of estimated unguaranteed
    residual values                                 (  1,595,000)  (  1,480,000)
  Estimated unguaranteed residual values recorded
    on leases                                       (  2,471,000)  (  3,468,000)
  Interest accretion of net deferred income         (    330,000)  (    801,000)
  Increase in net deferred income                      1,057,000        982,000
  Net increase (decrease) in income taxes payable,
    including deferred taxes                           1,573,000   (    133,000)
  Net increase in net receivables                   (  6,717,000)  ( 11,420,000)
  Net decrease in inventories                          1,629,000      2,067,000
  Net decrease in accounts payable and
    accrued liabilities                             (  6,238,000)  (  2,774,000)
  Net cash used for operating activities            (  7,554,000)  ( 11,950,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in minimum lease payments receivable (  4,360,000)  ( 17,995,000)
  Purchases of available-for-sale securities        (112,910,000)  (134,298,000)
  Proceeds from sales of available-for-sale
    securities                                       123,273,000    122,897,000
  Purchase of equipment on operating leases         (     29,000)  (     11,000)
  Net (increase) decrease in other assets           (    317,000)        43,000
  Decrease in estimated unguaranteed residual
    values                                             3,619,000      2,064,000
Net cash provided by (used for) investing
    activities                                         9,276,000   ( 27,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                                 -0-      3,743,000
  Assignment of discounted lease rentals                     -0-      7,162,000
  Increase in notes payable to bank                          -0-     13,125,000
  Decrease in customer deposits                     (    815,000)  (  1,301,000)
  Dividends to stockholders                         (    293,000)           -0-
  Proceeds from exercise of stock options                  6,000        106,000
Net cash (used for) provided by financing activities(  1,102,000)    22,835,000

NET CHANGE IN CASH AND CASH EQUIVALENTS                  620,000   ( 16,415,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      10,255,000     16,415,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 10,875,000  $         -0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to
  lenders and related nonrecourse debt                ($654,000)  $     359,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                          $   114,000   $      82,000
  Income Taxes                                      $   964,000   $   3,039,000

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 1994 and the statements of earnings for the three and six month periods ended December 31, 1994 and 1993 and the statements of cash flows for the six months ended December 31, 1994 and 1993. The results of operations for the six month period ended December 31, 1994 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1995.

NOTE 2- DEFERRED INTEREST INCOME

At December 31, 1994, deferred interest income of $25,686,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $25,686,000.

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

The following is a summary of investment securities as of December 31, 1994:

                                              Gross       Gross       Estimated
                                 Amortized   Unrealized   Unrealized     Fair
                                   Cost        Gains       Losses        Value
Available-for-sale securities
U.S. Treasury securities and
   obligations of
   U.S. government agencies      $8,717,000     $24,000    $    -0-   $8,741,000

The estimated fair value of the available-for-sale securities at December 31, 1994, by contractual maturity, are shown below.

                                            Cost      Fair Value
Available-for-sale securities
Due in 3 months or less                 $8,717,000     $8,741,000

Investment income for the three and six months ended December 31, 1994 consisted of the following:

                                    Three months ended     Six months ended
Interest income                          $144,000              $257,000
Gross realized gains                       80,000               342,000
                                         $224,000              $599,000

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

                    AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1994 and 1993

      REVENUES. Total revenues for the three months ended December 31, 1994 were $51,637,000, an increase of $1,239,000 or 2.5% as compared to the three months ended December 31, 1993. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $733,000 or 1.7% to $44,896,000 in the quarter ended December 31, 1994 as compared to $44,163,000 in the quarter ended December 31, 1993. Sales from new lease transactions were essentially unchanged when compared to the prior year, while sales from lease extensions and property sales were up 10%. Interest income for the quarter ended December 31, 1994 increased by $9,000 or 0.2% to $6,069,000 as compared to $6,060,000 in the same quarter in the prior year. The three months ended December 31, 1994 and 1993 included amounts of $3,198,000 and $2,844,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended December 31, 1994, net of interest expense on discounted lease rentals assigned to lenders, decreased by $345,000 or 12.0% as compared to the three months ended December 31, 1993. This decrease is primarily the result of lower interest income from investment in lease receivables. Investment income increased by $115,000 or 105.5% to $224,000 as compared to $109,000 for the same period in the prior year. This increase can be attributed to higher cash balances invested in securities during the three months ended December 31, 1994. Rental income increased by $382,000 or 578.8% to
$448,000 in the three months ended December 31, 1994 as compared to $66,000 for the three months ended December 31, 1993 due to an increase in the number of operating leases.

      GROSS PROFIT. Gross profit for the quarter ended December 31, 1994 of $8,068,000, or 15.6% of total revenues, increased by $844,000 or 11.7% as compared to $7,224,000, or 14.3% of total revenues, for the quarter ended December 31, 1993. The principal factor which contributed to increased gross profit were higher profits from lease extensions and leased property sales and higher profits realized on new lease transactions, offset by lower net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 6.0% and 5.7% for the quarters ended December 31, 1994 and 1993, respectively. Selling, general and administrative expenses increased by $207,000 or 7.2% primarily due to increases in sales and other personnel levels and their related office costs.

      TAXES. The Company's tax rate was 39.5% and 36.5% for the quarters ended December 31, 1994 and 1993, respectively, representing its estimated annual tax rate for the years ending June 30, 1995 and 1994. The increased tax rate in the current period reflects changes in the Federal statutory tax rate, various State tax rates and the expiration of certain tax benefits.

Six Months Ended December 31, 1994 and 1993

      REVENUES. Total revenues for the six months ended December 31, 1994 were $96,361,000, an increase of $217,000 or 0.2% as compared to the six months ended December 31, 1993. The increase from the prior year was primarily the result of increases in rental income. Sales of equipment decreased by $235,000 or 0.3% to $83,430,000 in the six months ended
December 31, 1994 as compared to $83,655,000 in the same period ended December 31, 1993. The Company believes the slight decrease in sales of equipment was primarily due to a decrease in sales from new lease transactions during the first quarter of fiscal 1995, offset by an increase in sales from lease extensions and leased property sales. Interest income for the six months ended December 31, 1994 decreased by $367,000 or 3.0% to $11,788,000 as compared to $12,155,000 in the same period in the prior year. The six months ended December 31, 1994 and 1993 included amounts of $6,380,000 and $5,839,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the six months ended December 31, 1994, net of interest income on discounted lease rentals assigned to lenders, decreased by $908,000 or 14.4% to $5,408,000 as compared to $6,316,000 for the six months ended December 31, 1993. This decrease is primarily the result of lower interest income from the lease portfolio. Investment income increased by $422,000 or 238.4% to $599,000 as compared to $177,000 for the same period in the prior year. This increase can be attributed to higher investment in securities during the six months ended December 31, 1994. (continued)

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
                               (continued)

     REVENUES (continued). Rental income increased by $397,000 or 270.1% to $544,000 in the six months ended December 31, 1994 as compared to $147,000 for the six months ended December 31, 1993 due to an increase in the number of operating leases.

      GROSS PROFIT. Gross profit for the six months ended December 31, 1994 of $15,546,000, or 16.1% of total revenues, increased by $1,807,000 or 13.2% as compared to $13,739,000, or 14.3% of total revenues, for the six months ended December 31, 1993. The principal factors which contributed to increased gross profit were higher profits from lease extensions and leased property sales and higher profits realized on new lease transactions, offset by lower net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 6.6% and 5.9% for the six months ended December 31, 1994 and 1993, respectively. Selling, general and administrative expenses increased by $627,000 or 11.0% primarily due to increases in sales and other personnel levels and their related office costs.

     TAXES. The Company's tax rate was 39.5% and 36.5% for the six months ended December 31, 1994 and 1993, respectively, representing its estimated annual tax rate for the years ending June 30, 1995 and 1994. The increased tax rate in the current period reflects changes in the Federal statutory tax rate, various State tax rates and the expiration of certain tax benefits.

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At December 31, 1994, the Company had outstanding nonrecourse debt aggregating $225,092,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

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

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 1994, the Company increased its net investment in leases held in its own portfolio by $4,360,000 from June 30, 1994. This increase was primarily due to an increased volume of new lease transactions and lease extensions held by the Company in its own portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At December 31, 1994 the Company did not have any borrowings outstanding on this line of credit.

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

                     AMPLICON, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) 8-K Reports

         There were no reports on Form 8-K for the three months ended December 31, 1994.

                     AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMPLICON, INC.
                                                  Registrant



DATE:   January 24, 1995              BY:         S. LESLIE JEWETT /s/
                                                  S. LESLIE JEWETT
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                   and Accounting Officer)