Form 10-Q
period 1995-03-31
AMPLICON INC
filed 1995-04-28
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1995

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


Registrant's telephone number, including area code:(714) 751-7551

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at  April  20, 1995

Common Stock, $.01 par value                       5,864,922

                     AMPLICON, INC. AND SUBSIDIARIES

                                  INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION                                           NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - March 31, 1995
     (unaudited) and June 30, 1994                                        3

     Consolidated Statements of Earnings - Three months and nine months
     ended March 31, 1995 and 1994 (unaudited)                            4

     Consolidated Statements of Cash Flows - Nine months
     ended March 31, 1995 and 1994 (unaudited)                            5

     Notes to Consolidated Financial Statements (unaudited).             6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 8-10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 11

Signature                                                                12

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                           (UNAUDITED)     (AUDITED)
                                            March 31,       June 30,
ASSETS                                         1995           1994
Cash and cash equivalents                    $        -0-  $ 10,255,000
Investment securities                          16,994,000    19,080,000
Net receivables                                44,001,000    39,905,000
Inventories, primarily customer deliveries
     in process                                 1,877,000     4,975,000
Net investment in capital leases               66,950,000    59,305,000
Net equipment on operating leases                  47,000        51,000
Other assets                                    1,298,000     1,075,000
Discounted lease rentals assigned to lenders  259,684,000   249,938,000

                                             $390,851,000  $384,584,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Bank overdraft                             $  1,156,000  $        -0-
  Note payable secured by lease                       -0-    10,000,000
  Accounts payable                             10,934,000    14,246,000
  Accrued liabilities                           3,746,000     3,149,000
  Customer deposits                             6,799,000     7,370,000
  Nonrecourse debt                            233,130,000   225,746,000
  Deferred interest income                     26,554,000    24,192,000
  Net deferred income                           2,198,000     3,744,000
  Income taxes payable, including
       deferred taxes                          17,779,000    15,262,000

                                              302,296,000   303,709,000
Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
    authorized; none issued                           -0-           -0-
  Common stock; $.01 par value; 20,000,000
    shares authorized; 5,859,922 and
    5,857,022 issued and outstanding,
    as of March 31, 1995 and June 30, 1994,
    respectively                                   59,000        59,000
    Additional paid in capital                  6,037,000     6,001,000
    Retained earnings                          82,389,000    74,815,000
  Investment securities valuation adjustment       70,000           -0-

                                               88,555,000    80,875,000

                                             $390,851,000  $384,584,000


               The accompanying notes are an integral part of these consolidated financial statements.

                    AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (In Thousands, Except Per Share Amounts)

                               Three Months Ended   Nine Months Ended
                                   March 31,             March 31,
                                 1995      1994       1995      1994
Revenues:
  Sales of equipment          $46,761   $43,426   $130,191  $127,091
  Interest income               6,216     5,579     18,003    17,734
  Investment income               168        67        767       244
  Rental income                   358        18        903       165

                               53,503    49,090    149,864   145,234
Costs:
  Cost of equipment sold       41,535    38,610    115,965   115,168
  Interest expense on
    nonrecourse debt            3,526     2,686      9,906     8,526
  Depreciation of equipment
    on operating leases            53        45         58        53

                               45,114    41,341    125,929   123,747

Gross profit                    8,389     7,749     23,935    21,487

Selling, general and
  administrative expenses       3,502     2,945      9,824     8,639

Interest expense-other             27        81        140       162

Earnings before income taxes    4,860     4,723     13,971    12,686

Income taxes                    1,920     1,724      5,519     4,630

Net earnings                  $ 2,940   $ 2,999   $  8,452  $  8,056

Net  earnings per common
  share                       $   .50   $   .51   $   1.44  $   1.38

Dividends declared per common share
   outstanding                $   .05   $   -0-   $    .15  $    -0-

Weighted average number of common shares
   outstanding                  5,860     5,851      5,858     5,847


               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended March 31,
                                                  1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                 $  8,452,000      $  8,056,000
Adjustments to reconcile net earnings to
   cash flows used for operating activities:
  Depreciation                                     58,000            53,000
  Sale or lease of equipment previously
     on operating leases, net                      27,000            12,000
  Interest accretion of estimated
     unguaranteed residual values            (  2,346,000)     (  2,272,000)
  Estimated unguaranteed residual values
     recorded on leases                      (  3,825,000)     (  5,769,000)
  Interest accretion of net deferred income  (    438,000)     (    726,000)
  (Decrease) increase in net deferred income (  1,107,000)        1,136,000
  Net (decrease) increase in income taxes
     payable, including deferred taxes          2,517,000      (    659,000)
  Net increase in net receivables            (  4,096,000)     ( 26,991,000)
  Net decrease in inventories                   3,098,000         4,500,000
  Net (decrease) increase in accounts
     payable and accrued liabilities         (  2,715,000)     (  2,515,000)
Net cash used for by operating activities    (    375,000)     ( 25,175,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in minimum lease payments
     receivable                              (  8,229,000)     ( 12,692,000)
  Purchases of available-for-sale securities (195,519,000)     (154,691,000)
  Proceeds from sales of available-for-sale
     securities                               197,674,000       150,298,000
  Purchase of equipment on operating leases  (     82,000)     (     53,000)
  Net (increase) decrease in other assets    (    223,000)          133,000
  Decrease in estimated unguaranteed
     residual values                            6,756,000         4,000,000
Net cash provided by (used for) investing
   activities                                     377,000      ( 13,005,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                    1,156,000         1,951,000
  Assignment of discounted lease rentals              -0-         7,162,000
  (Decrease) increase in note payable
     secured by lease                        ( 10,000,000)       10,000,000
  Payments to repurchase common stock                 -0-      (    188,000)
  (Decrease) increase in customer deposits   (    571,000)        2,672,000
  Dividends to stockholders                  (    878,000)              -0-
  Proceeds from exercise of stock options          36,000           168,000
Net cash (used for) provided by financing
   activities                                ( 10,257,000)       21,765,000

NET CHANGE IN CASH AND CASH EQUIVALENTS      ( 10,255,000)     ( 16,415,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                   10,255,000        16,415,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $        -0-      $        -0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to
  lenders and related nonrecourse debt       $  7,384,000      $     56,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                   $    140,000      $    162,000
  Income taxes                               $  3,006,000      $  5,312,000


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 1995 and the statements of earnings for the three and nine month periods ended March 31, 1995 and 1994 and the statements of cash flows for the nine months ended March 31, 1995 and 1994. The results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1995.

NOTE 2- BALANCE SHEET

At March 31, 1995, deferred and net interest income of $26,554,000 is offset by deferred interest expense related to the discounted lease rentals assigned to lenders of $26,554,000.

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

The following is a summary of investment securities as of March 31, 1995:

                                         Gross       Gross       Estimated
                             Amortized   Unrealized  Unrealized  Fair
                             Cost        Gains       Losses      Value
Available-for-sale securities
U.S. Treasury securities and
   obligations of U.S.
   government agencies       $ 3,612,000 $11,000     $     -0-   $ 3,623,000
Mortgage backed securities    13,312,000  59,000           -0-    13,371,000
                             $16,924,000 $70,000     $     -0-   $16,994,000


The estimated fair value of the available-for-sale securities at March 31, 1995, by contractual maturity, are shown below.

                                        Cost           Fair Value
Available-for-sale securities
Due in 3 months or less                 $16,924,000    $16,994,000

                               (continued)

                     AMPLICON, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (continued)

Investment income for the three and nine months ended March 31, 1995 consisted of the following:

                            Three months ended      Nine months ended
Interest income             $165,000                $422,000
Gross realized gains           3,000                 345,000
                            $168,000                $767,000


NOTE 4- NOTE PAYABLE SECURED BY LEASE

In December 1993, the Company entered into an agreement, as amended in November 1994, to borrow $10,000,000 (the "Note") at an interest rate equal to the prime rate. This Note was secured by an in process lease transaction (the "Lease"). This Lease was secured by an $11,000,000 letter of credit issued by a different financial institution. Interest was payable monthly commencing January 15, 1994 and the Note was due on January 31, 1995. This Note was paid in full prior to the due date and the Lease was financed on a nonrecourse basis by the financial institution which issued the Note.

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1995 and 1994

      REVENUES. Total revenues for the three months ended March 31, 1995 were $53,503,000, an increase of $4,413,000 or 9.0% as compared to the three months ended March 31, 1994. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $3,335,000 or 7.7% to $46,761,000 in the quarter ended March 31, 1995 as compared to $43,426,000 in the quarter ended March 31, 1994. The increase in sales is primarily due to higher revenue from lease extensions and leased property sales, but also reflected an increase in new lease transactions. Interest income for the quarter ended March 31, 1995 increased by $637,000 or 11.4% to $6,216,000 as compared to $5,579,000 in the same quarter in the prior year. The three months ended March 31, 1995 and 1994 included amounts of $3,526,000 and $2,686,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended March 31, 1995, net of interest expense on discounted lease rentals assigned to lenders, decreased by $203,000 or 7.0% as compared to the three months ended March 31, 1994. This decrease is primarily the result of lower interest income from investment in lease receivables. Investment income increased by $101,000 or 150.7% to $168,000 as compared to $67,000 for the same period in the prior year. This increase can be attributed to higher cash balances invested in securities during the three months ended March 31, 1995. Rental income increased by $340,000 to $358,000 in the three months ended March 31, 1995 as compared to $18,000 for the three months ended March 31, 1994 reflecting increased rentals from lease extensions.

      GROSS PROFIT. Gross profit for the quarter ended March 31, 1995 of $8,389,000, or 15.7% of total revenues, increased by $640,000 or 8.3% as compared to $7,749,000, or 15.8% of total revenues, for the quarter ended March 31, 1994. The principal factor which contributed to increased gross profit was higher profits from lease extensions and leased property sales, offset by slightly lower net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 6.5% and 6.0% for the quarters ended March 31, 1995 and 1994, respectively. Selling, general and administrative expenses increased by $557,000 or 18.9% primarily due to increases in sales and other personnel levels and their related office costs, and higher legal expenses.

      TAXES. The Company's tax rate was 39.5% and 36.5% for the quarters ended March 31, 1995 and 1994, respectively, representing its estimated annual tax rate for the years ending June 30, 1995 and 1994.

Nine months Ended March 31, 1995 and 1994

      REVENUES. Total revenues for the nine months ended March 31, 1995 were $149,864,000, an increase of $4,630,000 or 3.2% as compared to the nine months ended March 31, 1994. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $3,100,000 or 2.4% to $130,191,000 in the nine months ended March 31, 1995 as compared to $127,091,000 in the same period ended March 31, 1994. The increase in sales is primarily due to higher revenue from lease extensions and leased property sales, offset by a slight decrease in new lease transactions. Interest income for the nine months ended March 31, 1995 increased by $269,000 or 1.5% to $18,003,000 as compared to $17,734,000 in the same period in the prior year. The nine months ended March 31, 1995 and 1994 included amounts of $9,906,000 and $8,526,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the nine months ended March 31, 1995, net of interest expense on discounted lease rentals assigned to lenders, decreased by $1,111,000 or 12.1% as compared to the nine months ended March 31, 1994. This decrease is primarily the result of lower interest income from the lease portfolio. Investment income increased by $523,000 or 214.3% to $767,000 as compared to $244,000 for the same period in the prior year. This increase can be attributed to higher cash balances invested in securities during the nine months ended March 31, 1995. Rental income increased by $738,000 to $903,000 in the nine months ended March 31, 1995 as compared to $165,000 for the nine months ended March 31, 1994 reflecting increased rentals from lease extensions.

                               (continued)

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
                               (continued)

      GROSS PROFIT. Gross profit for the nine months ended March 31, 1995 of $23,935,000, or 16.0% of total revenues, increased by $2,448,000 or 11.4% as compared to $21,487,000, or 14.8% of total revenues, for the nine months ended March 31, 1994. The principal factors which contributed to increased gross profit were higher profits from lease extensions and leased property sales, offset by lower profits from new lease transactions and lower net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 6.6% and 6.0% for the nine months ended March 31, 1995 and 1994, respectively. Selling, general and administrative expenses increased by $1,185,000 or 13.7% primarily due to increases in sales and other personnel levels and their related office costs.

      TAXES.  The  Company's tax rate was 39.5% and 36.5%  for  the  nine
months  ended  March 31, 1995 and 1994, respectively,   representing  its
estimated annual tax rate for the years ending June 30, 1995 and 1994.

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. For many transactions which require staged equipment installations, the Company funds the transactions with internal resources prior to placing the lease rentals on a nonrecourse basis with a financial institution. The Company does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis or the Company's credit committee has approved the transaction for the Company's portfolio. At March 31, 1995, the Company had outstanding nonrecourse debt aggregating $233,130,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      The Company borrowed $10,000,000 in December 1993 which was secured by an in process lease transaction. The Company had a nonrecourse debt commitment from the same financial institution to finance the lease transaction once the lease transaction was completed. The lease was assigned on a nonrecourse basis prior to the due date of the Note and the note was paid in full (see Note 4 in the Notes to Consolidated Financial Statements).

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 1995, the Company increased its net investment in leases held in its own portfolio by $8,229,000. The increase reflects a higher volume of lease transactions retained in the Company's portfolio, in line with the growth in the Company's business volume, and a higher volume of lease extensions.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At March 31, 1995 the Company did not have any borrowings outstanding on this line of credit.

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

                     AMPLICON, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         27. Financial Data Schedule

     (b) 8-K Reports

         There were no reports on Form 8-K for the three months ended March 31, 1995.

                     AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          AMPLICON,  INC.
Registrant



DATE:      April  28, 1995                      BY:  S. LESLIE JEWETT /s/
                                                     S. LESLIE JEWETT
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)