Form 10-K
period 1995-06-30
AMPLICON INC
filed 1995-09-28
CIK 803016

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                             [Fee Required]

      For the fiscal year ended June 30, 1995

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to

                     Commission File number 0-15641

                             AMPLICON, INC.
         (Exact name of registrant as specified in its charter)

            California                         95-3162444
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

      5 Hutton Centre Drive, Suite 500
               Santa Ana, CA                           92707
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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 15, 1995 was $34,396,408.

       Number of shares outstanding as of September 15, 1995:
                     Common Stock 5,867,959.

                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.


                    Total Number of Pages ___________

                     AMPLICON, INC. AND SUBSIDIARIES

                            TABLE OF CONTENTS

                                                              PAGE

PART I

Item 1.  Business                                               2

Item 2.  Properties                                             5

Item 3.  Legal Proceedings                                      5

Item 4.  Submission of Matters to a Vote of Security Holders    5

PART II

Item 5.  Market for Company's Common Equity and Related
         Stockholder Matters                                    5

Item 6.  Selected Financial Data                                6

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7-9

Item 8.  Financial Statements and Supplementary Data        10-24

Item 9.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure                25

PART III

Item 10. Directors and Executive Officers of the Registrant    25

Item 11. Executive Compensation                                25

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                        25

Item 13. Certain Relationships and Related Transactions        25

PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                   26

Signatures                                                     27
Schedule                                                       28
Exhibit Index                                               29-31

                     AMPLICON, INC. AND SUBSIDIARIES

                                 PART I

ITEM 1. BUSINESS

General

      Amplicon leases and sells mid-range computers, peripherals, workstations, personal computer networks, telecommunications equipment, computer automated design and manufacturing equipment, office automation equipment, computer software and other items of personal property to customers located throughout the United States. The Company was incorporated in California in 1977. Unless the context otherwise requires, the terms "Amplicon" and "Company" as used herein refer to Amplicon, Inc. and its subsidiaries.

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

      Production Equipment and Other Personal Property. The Company is leasing an increasing amount of technology related manufacturing and distribution management systems. These systems include complex computer controlled manufacturing equipment, printing presses and warehouse distribution systems. In addition, the Company leases a wide variety of personal property in the "non-high technology" area, including manufacturing equipment, trucks and office furniture.

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

      The Company implemented its current marketing system after having determined that a centralized telemarketing program would be more cost effective than field sales representatives. The use of telemarketing techniques rather than field sales representatives has enabled the Company to limit selling, general and administrative expenses to seven percent (7%) or less of revenues during each of its last five fiscal years and, consequently, allows the Company to offer more competitive rates to its customers.

      Amplicon identifies potential customers through a variety of methods. The Company purchases lists of computer users from private sources, conducts direct mail and telephone campaigns to generate sales leads, and maintains records of contacts made with potential customers by its account executives. In 1991, Amplicon installed a personal computer network, and in 1995, installed new prospect management software to further enhance the productivity of the sales force. Specific information about potential customers is entered into an on-line data base accessible to each account executive through the personal computer network. As potential customers are contacted by account executives, the database is updated and supplemented with information about what computer and other equipment they are using, related lease expiration dates and any future equipment needs or replacement plans. The data base allows account executives to identify efficiently the most likely purchaser or lessee of equipment and to concentrate efforts on these prospective customers.

       Amplicon's data base, combined with the prospect management software, and an integrated in-house telecommunications system, permit the Company's sales management to monitor account executive activity, daily prospect status and pricing information. The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible for Amplicon to be responsive to its customers and potential customers.

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

                     AMPLICON, INC. AND SUBSIDIARIES

      The Company conducts its leasing business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted with a bank or financial institution on a nonrecourse basis. Accordingly, a substantial portion of the Company's leases are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. Approximately 88.8% and 91.4% of the total dollar amount of new leases entered into by the Company during the fiscal years ended June 30, 1995 and 1994, respectively, were discounted to financial institutions. The lender to which a lease has been assigned has no recourse against the Company, unless the Company is in default of the terms under the agreement by which a lease was assigned to the lender. The lender to which a lease has been assigned may take title to the leased equipment in the event the lessee fails to make lease payments or initiates certain other defaults under the terms of the lease. If this occurs, the Company may not realize its residual investment in the leased equipment.

      From time to time, the Company invests cash generated from its activities into lease transactions meeting credit standards set by the Company. Some of these transactions are entered into when the value of the underlying property, or the profile rating of the lessee, would not be acceptable to a financial institution for purposes of making a nonrecourse loan to the Company. Each of these transactions must meet or exceed certain profitability requirements as established, on a case by case basis, by the Company's executive management. In addition the Company invests in lease transactions which the Company believes could be placed at a later date with nonrecourse lenders on a lease by lease basis or in a portfolio debt placement or securitization. At June 30, 1995 and 1994, the discounted minimum lease payments receivable relative to leases maintained in the Company's portfolio amounted to $32,107,922 and $31,123,678, respectively.

Customers

      The Company's customers are primarily subsidiaries and divisions of Fortune 1000 companies and middle-market companies with credit ratings acceptable to the lenders providing nonrecourse loans. The Company does not believe that theloss of any one customer would have a material adverse effect on its operations taken as a whole.

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

Employees

      The Company, as of June 30, 1995, had 195 employees, including 127 sales managers and account executives and 14 professionals engaged in finance and credit. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are satisfactory.

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. PROPERTIES

     At June 30, 1995, Amplicon occupied approximately 35,000 square feet of office space in Santa Ana, California leased from unaffiliated parties. The leases which cover the majority of the office space provide for monthly rental payments which average $48,555 from July 1995 through February 1998.

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
          MATTERS

     The common stock of Amplicon, Inc. trades on the NASDAQ Stock Market under the symbol AMPI. The following high and low closing sale prices for the periods shown reflect interdealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.:

                                                    High          Low
Fiscal year ended June 30, 1995

First Quarter                                      $21.50        $18.00

Second Quarter                                      18.75         17.50

Third Quarter                                       17.875        16.25

Fourth Quarter                                      16.25         14.00

Fiscal year ended June 30, 1994

First Quarter                                      $20.00        $18.00

Second Quarter                                      20.25         18.25

Third Quarter                                       21.50         18.75

Fourth Quarter                                      21.50         20.00


      The Company had approximately 50 stockholders of record and in excess of 500 beneficial owners as of September 15, 1995.

      In September 1994, after considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. The first quarterly cash dividend was $.05 per common share and issued on October 7, 1994 to stockholders of record at the close of business on September 23, 1994. During the fiscal year ended June 30, 1995 the Company declared cash dividends totaling $.20 per common share.

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

                                             YEARS ENDED JUNE 30,
INCOME STATEMENT DATA          1995      1994      1993      1992      1991
                               (in thousands, except per share amounts)
Revenues:
   Sales of equipment        $178,413  $156,740  $139,384  $103,969  $132,414
   Interest and investment
     income                    25,794    24,357    23,697    25,668    22,161
    Rental income               2,313       263       747       803     1,153
Total revenues                206,520   181,360   163,828   130,440   155,728
Gross profit                   32,751    29,453    26,083    23,194    20,312
Earnings before income taxes   19,088    17,352    15,421    14,487    12,118

Net earnings                 $ 11,548  $ 11,019  $  9,793  $  9,111  $  7,440

COMMON SHARE DATA

Net earnings per share       $   1.97  $   1.89  $   1.68  $   1.57  $   1.26

Weighted average number of
  common shares outstanding     5,860     5,849     5,831     5,813     5,925

Cash dividends per share     $    .20  $    -0-  $    -0-  $    -0-  $    -0-

SELECTED ANNUAL GROWTH RATES
Sales of equipment                 14%       12%       34%      (21)%     ( 7)%
Total revenues                     14        11        26       (16)      ( 2)
Net interest and investment
  income                          ( 4)        4       ( 5)       22        28
Gross profit                       11        13        12        14        10
Net earnings                        5        13         7        22        32
Net earnings per share              4        13         7        25        35

                                                 AS OF JUNE 30,
BALANCE SHEET DATA               1995       1994      1993     1992     1991
                                    (in thousands, except per share data)
Total assets                   $404,516   $384,584  $347,308 $307,529 $306,399
Note payable to bank                -0-     10,000       -0-      -0-      -0-
Nonrecourse debt                238,614    225,746   211,191  193,611  192,748
Stockholders' equity             91,364     80,875    69,772   59,955   50,724
Book value per common share    $  15.57   $  13.81  $  11.96 $  10.29 $   8.75

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended June 30, 1995 and 1994

      REVENUES. Total revenues for the fiscal year ended June 30, 1995 were $206,520,250, an increase of $25,159,959 or 13.9% from the prior year. This change was primarily the result of increases in sales of equipment of $21,672,608 and rental income of $2,050,314. The Company believes the increase in sales of equipment was primarily due to increased effectiveness of a larger and more experienced salesforce at obtaining new business. Interest income for the fiscal year ended June 30, 1995 increased to $24,760,159 as compared to $24,003,426 for the fiscal year ended June 30, 1994, partially due to higher interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt) of $13,580,355 in the fiscal year ended June 30, 1995 versus $11,659,414 for the prior year. Investment income for fiscal year ended June 30, 1995 increased by $680,304 to $1,033,771 as compared to $353,467 in the prior year primarily as a result of the Company maintaining higher investment balances throughout fiscal year 1995.

      Net interest income (interest and investment income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1995 decreased by $483,904 or 3.8% to $12,213,575 as compared to $12,697,479 for fiscal year ended June 30, 1994. This net decrease resulted primarily from lower interest income earned on the lease portfolio as more cash was invested in lower yielding investment securities.

      Rental income for the fiscal year ended June 30, 1995 of $2,313,374 increased by $2,050,314 as compared to the fiscal year ended June 30, 1994, as a result of increases in the volume of short-term lease renewals and increases in post term renewal rentals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1995 increased by $3,297,460, or 11.2%, to $32,750,884 compared to $29,453,424 for the fiscal year ended June 30, 1994. Gross profit as a percent of total revenues decreased to 15.9% of total revenues for fiscal 1995 compared to 16.2% of total revenues for the prior year. Additionally, the cost of equipment sold as a percentage of sales of equipment increased to 89.7% for the fiscal year ended June 30, 1995 versus 89.4% for the fiscal year ended June 30, 1994. The principal factors which contributed to higher gross profit were increased profits from lease renewals, extensions and sales of equipment at the end of the lease term and greater income earned on new lease transactions, offset by, decreases in net interest income as described above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.5% for the fiscal year ended June 30, 1995 as compared to 6.6% for the fiscal year ended June 30, 1994. Selling, general and administrative expenses for the fiscal year ended June 30, 1995 increased by $1,585,026 or 13.3% as compared to the prior year. This increase resulted primarily from higher sales and finance staff personnel costs, and higher variable office costs related to the greater business volume.

      INTEREST EXPENSE-OTHER. Interest expense-other was $149,967 for the year ended June 30, 1995 as compared to $174,059 for the year ended June 30, 1994. The decrease of $24,092 is primarily the result of lower fiscal year 1995 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

      TAXES. The Company's tax rate was 39.5% and 36.5% for the fiscal years ended June 30, 1995 and 1994, respectively, representing its estimated annual tax rates for the years ending June 30, 1995 and 1994.

                     AMPLICON, INC. AND SUBSIDIARIES

Fiscal Years Ended June 30, 1994 and 1993

      REVENUES. Total revenues for the fiscal year ended June 30, 1994 were $181,360,291, an increase of $17,532,061 or 10.7% from the prior year. This change was primarily the result of increases in sales of equipment of $17,355,868 and interest income of $660,362 offset by lower rental income of $484,169. The Company believes the increase in sales of equipment was primarily due to increased effectiveness of a larger and more experienced salesforce at obtaining new business. Interest and investment income for the fiscal year ended June 30, 1994 increased to $24,356,893 as compared to $23,696,531 for the fiscal year ended June 30, 1993, partially due to higher interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt) of $11,659,414 in the fiscal year ended June 30, 1994 versus $11,452,119 for the prior year.

      Net interest income (interest and investment income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1994 increased by $453,067 or 3.7% to $12,697,479 as compared to $12,244,412 for fiscal year ended June 30, 1993. This net increase resulted primarily from higher amortization of deferred income and increases in interest accretion due to a larger residual value base.

      Rental income for the fiscal year ended June 30, 1994 of $263,060 decreased by $484,169 or 64.8% as compared to the fiscal year ended June 30, 1993, as a result of decreases in the volume of short-term lease renewals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1994 increased by $3,370,357, or 12.9%, to $29,453,424 compared to $26,083,067 for the fiscal year ended June 30, 1993. Gross profit as a percent of total revenues increased to 16.2% of total revenues for fiscal 1994 compared to 15.9% of total revenues for the prior year. Additionally, the cost of equipment sold as a percentage of sales of equipment decreased to 89.4% for the fiscal year ended June 30, 1994 versus 90.6% for the fiscal year ended June 30, 1993. The principal factors which contributed to higher gross profit were increased profits from lease renewals and extensions, sales of equipment at the end of the lease term and increases in net interest income as described above.

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

      TAXES. The Company's tax rate was 36.5% for the fiscal years ended June 30, 1994 and 1993, respectively, representing its estimated annual tax rates for the years ending June 30, 1994 and 1993. The Company expects that its tax rate for fiscal years beginning after July 1, 1994 will increase to reflect, as applicable, changes in the Federal statutory tax rate, various State tax rates and the expiration of certain tax benefits.

                     AMPLICON, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions. The lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase equipment until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At June 30, 1995, the Company had outstanding nonrecourse debt aggregating $238,614,209 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     The Company borrowed $10,000,000 in December 1993 (the "Note") which was secured by an in process lease transaction. Prior to the due date of the Note the lease was assigned on a nonrecourse basis at which time the Note was paid in full (see Note 4 in the Notes to Consolidated Financial Statements).

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the fiscal year 1995, the Company increased its net investment in leases held in its own portfolio by $984,293. This increase was primarily due to a higher percentage of lease extensions which are retained in the Company's portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At June 30, 1995, the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion, to repurchase up to 300,000 shares of the Company's Common Stock. During the year ended June 30, 1995, the Company did not repurchase any shares. During the year ended June 30, 1994, the Company repurchased 10,000 shares at an aggregate cost of $188,750. As of September 15, 1995, 100,678 shares remain available under this authorization.

      The need for cash used for operating activities will continue to grow as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, available borrowings under its existing credit facility, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable financing needs.

      Inflation has not had a significant impact upon the operations of the Company.

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary financial information are included herein at the pages indicated below:

                                                            Page Number

Report of Independent Public Accountants                       11

Consolidated Balance Sheets at June 30, 1995 and 1994          12

Consolidated Statements of Earnings for the years ended
 June 30, 1995, 1994 and 1993                                  13

Consolidated Statements of Stockholders' Equity for the
 years ended June 30, 1995, 1994 and 1993                      14

Consolidated Statements of Cash Flows for the years
 ended June 30, 1995, 1994 and 1993                            15

Notes to Consolidated Financial Statements                  16-24

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Amplicon, Inc.:




We have audited the accompanying consolidated balance sheets of Amplicon, Inc. (a California corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplicon, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            ARTHUR ANDERSEN LLP /s/

Irvine, California
August 11, 1995

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS


                                                               June 30,
ASSETS                                                    1995          1994
Cash and cash equivalents (Notes 1 & 8)             $  6,311,688  $ 10,255,360
Investment securities (Notes 8 & 9)                    9,243,797    19,079,554
Net receivables (Note 2)                              55,993,943    39,905,181
Inventories, primarily customer deliveries in process  5,651,210     4,975,392
Net investment in capital leases (Note 3)             59,068,566    59,304,999
Equipment on operating leases, less accumulated
  depreciation of $173,647 (1995) and $211,848 (1994)     36,009        50,364
Other assets                                           1,395,035     1,074,912
Discounted lease rentals assigned to lenders (Note 3) 66,815,903   249,938,300

                                                    $404,516,151  $384,584,062

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Note payable to bank (Notes 4 & 8)               $       -0-   $ 10,000,000
   Accounts payable                                   13,393,415    14,246,006
   Accrued liabilities                                 3,809,317     3,149,416
   Customer deposits                                   6,851,718     7,369,952
   Nonrecourse debt (Note 3)                         238,614,209   225,746,187
   Deferred interest income (Note 5)                  28,201,694    24,192,113
   Net deferred income (Note 5)                        1,912,671     3,743,479
   Income taxes payable, including deferred taxes
      (Note 6)                                        20,369,450    15,261,498

                                                     313,152,474   303,708,651

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 4 & 7):
   Preferred stock; 2,500,000 shares
      authorized; none issued                                -0-           -0-
   Common stock; $.01 par value; 20,000,000 shares
      authorized; 5,867,959 (1995) and 5,857,022 (1994)
      issued and outstanding                              58,680        58,570
   Additional paid in capital                          6,091,910     6,001,240
   Retained earnings                                  85,191,545    74,815,601
   Investment securities valuation adjustment
      (Note 9)                                            21,542           -0-

                                                      91,363,677    80,875,411

                                                    $404,516,151  $384,584,062

               The accompanying notes are an integral part
                  of these consolidated balance sheets.

                     AMPLICON, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Years ended June 30,
                                          1995          1994          1993
Revenues:
    Sales of equipment               $178,412,946   $156,740,338  $139,384,470
    Interest income (Notes 1, 3 & 5)   24,760,159     24,003,426    23,316,170
    Investment income (Note 9)          1,033,771        353,467       380,361
    Rental income                       2,313,374        263,060       747,229
                                      206,520,250    181,360,291   163,828,230

Costs:
    Cost of equipment sold            160,065,968    140,186,036   126,276,178
    Interest expense on nonrecourse
       debt (Notes 1, 3 & 5)           13,580,355     11,659,414    11,452,119
    Depreciation of equipment on
       operating leases                   123,043         61,417        16,866

                                      173,769,366    151,906,867   137,745,163

Gross profit                           32,750,884     29,453,424    26,083,067

Selling, general and administrative
    expenses                           13,512,852     11,927,826    10,572,986

Interest expense-other                    149,967        174,059        89,067

Earnings before income taxes           19,088,065     17,351,539    15,421,014

Income taxes (Note 6)                   7,540,000      6,333,000     5,628,000

Net earnings                         $ 11,548,065   $ 11,018,539  $  9,793,014

Net earnings per common share        $       1.97   $       1.89  $       1.68

Dividends declared per common share
    outstanding                      $        .20   $        -0-  $        -0-

Weighted average number of common
    shares outstanding                  5,859,898      5,848,594     5,830,561


               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Investment
                                        Additional              securities
                       Common Stock      paid in    Retained    valuation
                     Shares     Amount   capital    earnings    adjustment  Total
Balance,
 June 30, 1992       5,825,536  $58,255  $5,892,528  $54,004,048  $     -0-   $59,954,831

Shares issued -
 Stock options
  exercised             11,642      117      68,185          -0-        -0-        68,302

Shares repurchased     ( 2,322)    ( 23)    (43,965)         -0-        -0-  (     43,988)

Net Earnings               -0-       -0-        -0-    9,793,014        -0-     9,793,014

Balance,
 June 30, 1993       5,834,856   58,349   5,916,748   63,797,062        -0-    69,772,159

Shares issued -
   Stock options
    exercised           32,166       321    273,142           -0-       -0-       273,463

Shares Repurchased  (   10,000)  (   100)(  188,650)          -0-       -0-    (  188,750)

Net earnings               -0-       -0-        -0-    11,018,539       -0-    11,018,539

Balance,
 June 30, 1994       5,857,022    58,570  6,001,240    74,815,601       -0-    80,875,411

Shares issued -
    Stock options
    exercised           10,937       110     90,670           -0-       -0-        90,780

Dividends declared         -0-       -0-        -0-   ( 1,172,121)      -0-   ( 1,172,121)

Investment securities
   valuation
    adjustment             -0-       -0-        -0-           -0-    21,542        21,542

Net earnings               -0-       -0-        -0-    11,548,065       -0-    11,548,065

Balance,
 June 30, 1995       5,867,959   $58,680 $6,091,910   $85,191,545   $21,542   $91,363,677


               The accompanying notes are an integral part of these consolidated financial statements.

                   AMPLICON, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years ended June 30,
                                              1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                              $ 11,548,065   $ 11,018,539   $ 9,793,014
Adjustments to reconcile net earnings
    to cash flows used for operating activities:
  Depreciation                                 123,043         61,417        16,866
  Sale or lease of equipment previously
    on operating leases, net                    14,200         13,646        59,867
  Interest accretion of estimated
    unguaranteed residual values         (  3,136,893)  (   3,115,186) (  2,869,943)
  Estimated unguaranteed residual
    values recorded on leases            (  5,325,599)  (   7,733,445) (  6,406,835)
  Interest accretion of net deferred
    income                               (    556,823)  (     984,918) (  1,241,855)
  (Decrease) increase in net
    deferred income                      (  1,273,986)      2,691,736     1,424,429
  Net increase in income taxes payable,
    including deferred taxes                5,107,952         988,676     2,992,800
  Net increase in net receivables        ( 16,088,762)  (   6,835,242) ( 19,260,057)
  Net (increase) decrease in inventories (    675,817)        865,601  (  2,972,596)
  Net (decrease) increase in accounts
    payable and accrued liabilities      (    192,690)  (   6,493,379)    9,300,441
 Net cash used for operating activities  ( 10,457,310)  (   9,522,555) (  9,163,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments               -0-            -0-     2,513,813
  Purchases of available-for-sale
    securities                           (236,143,494)   (197,206,966)          -0-
  Proceeds from sale of available-
    for-sale securities                   246,000,793     178,127,412           -0-
  Net increase in minimum lease
    payments receivable                  (    984,293)   ( 23,476,863) ( 27,353,268)
  Purchase of equipment on operating
    leases                               (    122,889)   (     61,433) (     57,372)
  Net (increase) decrease in other assets(    320,123)         67,181  (     97,312)
  Decrease in estimated unguaranteed
    residual values                         9,683,219       7,313,130     4,580,601
Net cash provided by (used for)
    investing activities                   18,113,213    ( 35,237,539) ( 20,413,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals          -0-      23,406,774    36,346,343
  (Payment) borrowing on note payable
    secured by lease                     ( 10,000,000)     10,000,000           -0-
  Payments to repurchase common stock             -0-    (    188,750) (     43,988)
  Payments to reduce nonrecourse debt,
    excluding lease rentals assigned
     to lenders                                   -0-             -0-  (     10,159)
  (Decrease) increase in customer
     deposits                            (    518,234)      3,440,128       837,047
  Dividends to stockholders              (  1,172,121)            -0-           -0-
  Proceeds from exercise of stock options      90,780         273,463        68,302
Net cash (used for) provided by
  financing activities                   ( 11,599,575)     36,931,615    37,197,545

NET CHANGE IN CASH AND CASH EQUIVALENTS  (  3,943,672)   (  7,828,479)    7,620,138

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      10,255,360      18,083,839    10,463,701

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $  6,311,688    $ 10,255,360   $18,083,839

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to
  lenders and related nonrecourse debt   $ 12,868,022    $ 14,555,482   $17,589,394
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                               $    149,967    $    174,059   $    88,725
  Income taxes                           $  3,034,283    $  5,366,715   $ 2,635,200

               The accompanying notes are an integral part of these consolidated financial statements.

                   AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE YEARS ENDED JUNE 30, 1995

Note 1 - Summary of Significant Accounting Policies:
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents includes cash in banks and cash in demand deposit accounts.

Leases
  Capital Leases

The Company engages in the lease and sale of computer hardware and software, and other equipment. The discounted value of the aggregate lease rentals is recorded as sales revenue. Equipment cost, less the discounted value of the residual, if any, is recorded as cost of sales. Except for capital lease transactions in which the Company no longer has a continuing interest in the leased equipment, the Company defers gross profit on new capital leases through a reduction of sales revenue recognized at lease origination. Gross profit which is deferred together with the unearned interest income (and interest expense if assigned) is recognized as interest income (and expense) over the lease term based on an internal rate of return method. The Company recognizes certain interim rentals received prior to commencement of capital leases as operating income.

At the time of closing capital leases, the Company records on its balance sheet the present value of the lease receivable as minimum lease payments receivable and, if appropriate, the estimated residual value of the leased property. The Company typically assigns, on a nonrecourse basis, the noncancelable lease rentals to financial institutions at fixed interest rates. When leases are assigned to financial institutions, without recourse, the discounted value of the lease rentals is recorded on the balance sheet as discounted lease rentals assigned to lenders. The related obligation resulting from the discounting of the leases is recorded as nonrecourse debt. In the event of default by a lessee, the lender has a first lien against the underlying leased property, with no further recourse against the Company.

A portion of the Company's selling, general and administrative costs directly related to originating capital lease transactions during the period is deferred as an increase in revenues and amortized over the lease term utilizing the effective interest method. See Note 5.

Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Rental income is recorded monthly or quarterly when due. Selling costs directly associated with the operating leases are deferred and amortized over the lease term.

Inventories

Inventories, which primarily represent partial deliveries of property on in-process lease transactions whereby the lessee is legally obligated to accept, are stated at the lower of cost (first-in, first-out method) or market value.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Earnings per Common Share

Net earnings per common share are computed based on the weighted average number of common shares outstanding during each fiscal year (5,859,898 in 1995, 5,848,594 in 1994 and 5,830,561 in 1993).

Reclassifications

Certain reclassifications have been made to the fiscal 1994 and 1993 consolidated financial statements to conform with the presentation of the fiscal 1995 consolidated financial statements.

Note 2 - Receivables:

     The Company's net receivables consist of the following:

                                                      June 30,
                                                1995          1994
Financial institutions                      $42,061,586    $32,241,312
Lessees                                      12,179,795      7,640,218
Other                                         2,590,919        868,976
                                             56,832,300     40,750,506

Less allowance for doubtful accounts       (    838,357)  (    845,325)

Net receivables                             $55,993,943    $39,905,181

Note 3 - Capital Leases:

     The Company's net investment in capital leases consists of the following:

                                                      June 30,
                                                1995           1994
Minimum lease payments receivable, less
 allowance for doubtful accounts of
 $856,585 and $475,000, respectively         $36,009,508   $34,370,750
Estimated unguaranteed residual value,
 less valuation allowance of $542,274
 in each year                                 33,758,208    35,252,670

                                              69,767,716    69,623,420

Less unearned income                        ( 10,699,150) ( 10,318,421)

Net investment in capital leases             $59,068,566   $59,304,999


      The interest rates used to discount lease payments reflect the underlying lease rates and range from 6.35% to 14.50%.

      The estimated unguaranteed residual value represents the estimated amount to be received at lease termination from the disposition of equipment under the capital leases, discounted using the internal rate of return related to each specific capital lease.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At June 30, 1995, a summary of the installments due on minimum lease payments receivable and the expected realization of the Company's estimated unguaranteed residual value is as follows:

                                                        Estimated
                                        Minimum       unguaranteed
Years ending                         lease payments      residual
   June 30,                            receivable         value           Total
    1996                              $18,611,609      $11,204,093    $ 9,815,702
    1997                                9,947,068        8,691,983     18,639,051
    1998                                4,350,613        7,219,014     11,569,627
    1999                                1,550,656        3,711,688      5,262,344
    2000                                1,215,604        1,934,686      3,150,290
Thereafter                                333,958          996,744      1,330,702
                                       36,009,508       33,758,208     69,767,716

Less unearned income                 (  3,901,536)    (  6,797,614)  ( 10,699,150)
Net investment in capital leases and
 estimated unguaranteed residual
 value excluding deferred interest
 income                               $32,107,972      $26,960,594    $59,068,566

       Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.87% to 16.0%. Maturities of such obligations at June 30, 1995 are as follows:

Years ending                                            Capital
  June 30,                                               leases
   1996                                               $100,282,007
   1997                                                 71,649,712
   1998                                                 38,872,073
   1999                                                 18,034,025
   2000                                                  6,646,485
Thereafter                                               3,129,907
Total nonrecourse debt                                 238,614,209
Deferred interest (Note 5)                              28,201,694

Total discounted lease rentals assigned to lenders    $266,815,903

Note 4 - Notes Payable to Bank:

      In August 1993 and as amended in December 1994, the Company negotiated a $20,000,000 general business loan agreement (the "Agreement") with a Bank. The Agreement, which provides for borrowings at the Bank's reference rate or the Bank's Offshore rate plus 1.25%, allows for advances through December 31, 1996 with rollover provisions to a term note, provided certain conditions are met by the Company. The term note is to be secured by certain qualifying leases and is to bear interest at the Bank's reference rate plus .50% or the Bank's Offshore rate plus 1.75%. The term note requires repayment in three equal quarterly installments of one eighth of the outstanding balance at the expiration date, commencing
April 1, 1997, and one final payment on December 31, 1997 for the remaining balance.

      The Agreement is unsecured and excludes any arrangements for compensating balances; however, the Bank requires a commitment fee on the daily average unused amount of the Bank's $20,000,000 commitment. Under the provisions of the Agreement, the Company must maintain certain net worth requirements, a defined debt to net worth ratio and a defined ratio of certain assets to defined debt. As of June 30, 1995 and 1994 there were no outstanding balances on this Agreement.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In December 1993, the Company entered into an agreement to borrow $10,000,000 (the "Note") at an interest rate equal to the prime rate. This Note was secured by an in-process lease transaction (the "Lease"). This Lease was secured by an $11,000,000 letter of credit issued by a different financial institution. Interest was payable monthly commencing January 15, 1994 and the Note was due on January 31, 1995. The financial institution which issued the Note has financed the Lease on a nonrecourse basis at which time the Note was paid in full.

Note 5 - Deferred Interest Income and Net Deferred Income:

      At June 30, 1995, deferred interest income of $28,201,694 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $28,201,694. See Note 3.

      At June 30, 1995, the expected recognition of net deferred income (deferred gross margin of $7,818,864 less deferred selling expenses of $5,906,193) on the Company's future statements of earnings is as follows:

Years ending
  June 30,
    1996                                   $1,207,371
    1997                                      436,845
    1998                                      138,139
    1999                                       88,971
    2000                                       33,766
Thereafter                                      7,579
                                           $1,912,671

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

     The provision for income taxes is summarized as follows:

                                              Years  ended June 30,
                                       1995           1994         1993
Current tax expense:
  Federal                           $4,618,165     $2,667,000   $3,161,000
  State                              2,032,998        600,000    1,000,000
                                     6,651,163      3,267,000    4,161,000
Deferred tax expense:
  Federal                              750,594      2,371,000    1,360,000
  State                                138,243        695,000      107,000
                                       888,837      3,066,000    1,467,000
                                    $7,540,000     $6,333,000   $5,628,000

      Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The components of the deferred income tax provision (benefit) for the year ended June 30, 1995 are as follows:

                                                      1995
Tax operating leases                               $669,126
Deferred selling expenses                         (  90,508)
Allowances and reserves                           ( 514,163)
Alternative minimum tax credits                     957,968
Depreciation other than on operating leases       (  45,519)
State income taxes                                (  88,067)
Deferred tax expense                               $888,837

      Deferred income tax liabilities (assets) are composed of the following:

                                                           June 30,
                                                   1995               1994
Deferred income tax liabilities:
 Tax operating leases                          $22,068,849        $21,637,389
 Deferred selling expenses                       2,421,539          2,512,047
 Payments due                                    3,458,971                -0-
          Total liabilities                     27,949,359         24,149,436

Deferred income tax assets:
 Allowances and reserves                      (  1,629,348)      (  1,115,185)
 Minimum tax credits/carryforwards            (  5,559,133)      (  6,517,101)
 Refunds due                                           -0-       (    997,810)
 Depreciation other than on operating leases  (    183,760)      (    138,241)
 State income taxes                           (    207,668)      (    119,601)
          Total assets                        (  7,579,909)      (  8,887,938)

Net deferred income tax liabilities            $20,369,450        $15,261,498

      The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

                                                  Years ended June 30,
                                              1995        1994       1993
Federal statutory rate                        35.0%       35.0%      34.0%
State tax, net of federal benefit              4.8         4.8        4.8
Other                                        (  .3)      ( 3.3)     ( 2.3)
           Effective rate                     39.5%       36.5%      36.5%

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The following table summarizes the activity in the Plan for the periods indicated:

                                                      Exercise
                                        Options         price         Options
                                      outstanding     per share      exercisable
Outstanding at June 30, 1992            336,133    $  .28 - 15.00
  Granted                               100,500     11.75 - 19.50
  Canceled                             (  8,734)     7.00 - 13.00
  Exercised                            ( 11,642)     1.68 -  9.50

Outstanding at June 30, 1993            416,257       .28 - 19.50
  Granted                               124,667     18.00 - 20.25
  Canceled                             ( 52,867)     7.00 - 20.25
  Exercised                            ( 32,166)     7.00 - 17.25

Outstanding at June 30, 1994            455,891       .28 - 20.25
  Granted                               149,000     15.75 - 21.00
  Canceled                             (124,604)      .28 - 20.25
  Exercised                            ( 10,937)     1.68 - 13.00

Outstanding at June 30, 1995            469,350    $ 7.00 - 21.00    219,013

Note 8 - Fair Value of Financial Instruments:

     The Company has estimated the fair value of its financial instruments in compliance with Financial Accounting Standards No. 107 on Disclosure About Fair Value of Financial Instruments. The estimates were made as of June 30, 1995 and 1994 based on relevant market information at these respective times.

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

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows:

                                                     June 30,
                                    1995        1995         1994         1994
                                              Estimated                Estimated
                                 Book Value   Fair Value   Book Value  Fair Value
Financial Assets:
  Cash and cash equivalents     $ 6,311,688  $ 6,311,688  $10,255,360  $10,255,360
  Investment securities           9,222,255    9,243,797   19,079,554   19,152,485
Financial Liabilities:
  Note payable to bank                  -0-          -0-   10,000,000   10,000,000

Cash and Cash Equivalents: For cash, the book value is a reasonable estimate of fair value. For cash equivalents the estimated fair value is based on the respective market prices.

Investment Securities: The fair value of investment securities is based upon the criteria established under SFAS 115 (see Note 9). Book value is based upon cost.

Note Payable to Bank: The fair value of the Note payable to bank approximated book value because the interest rate on this instrument adjusts with changes in market interest rates due to its short-term maturity.

      The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

Note 9 - Investment Securities

     Effective with the beginning of fiscal year 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires certain disclosures for investments in debt and equity securities regardless of maturity. The Company had previously classified investments with original maturities of three months of less as cash and cash equivalents. The Statement requires that all investments be classified as trading securities, available-for-sale securities and held-to-maturity securities. Under the criteria established by the Statement, the Company has classified all of its investments as available-for-sale securities. The Statement requires that available-for-sale securities be reported at fair value and that the unrealized gain or loss be reported as a separate component of stockholders' equity (net of the effect of income taxes) until the investments are sold. At the time of the sale, the respective gain or loss, calculated by the specific identification method, will be recognized as a component of operating results.

The following is a summary of investment securities as of June 30, 1995:

                                            Gross          Gross       Estimated
                              Amortized    Unrealized    Unrealized     Fair
                                Cost         Gains         Losses       Value
Available-for-sale securities
U.S. Treasury securities
  and obligations of U.S.
  government agencies       $ 7,262,255     $21,542     $       -0-   $ 7,283,797
Corporate debt securities     1,960,000         -0-             -0-     1,960,000
                            $ 9,222,255     $21,542     $       -0-   $ 9,243,797

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated fair value of the available-for-sale securities at June 30, 1995, by contractual maturity, are shown below.
                                              Cost        Fair Value
Available-for-sale securities
Due in 3 months or less                   $ 9,222,255    $ 9,243,797

Investment income for the year ended June 30, 1995 consisted of the following:

                                         June 30, 1995
Interest income                            $  655,716
Gross realized gains                          378,055
                                           $1,033,771

Note 10 - Commitments and Contingencies:

Leases

      The Company leases its corporate offices under several operating leases which all expire in fiscal 1998. Rent expense was $472,036 (1995), $419,526 (1994) and $427,327 (1993).

     Future minimum lease payments under operating leases are as follows:

          Years Ending                            Future Minimum
            June 30,                              Lease Payments
             1996                                  $  629,580
             1997                                     645,324
             1998                                     411,847
                                                   $1,686,751

Litigation

      The Company has been named in lawsuits arising out of the Company's normal business activities. The Company is vigorously defending such actions. Management does not expect the outcome of any of these lawsuits, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

     Effective July 1, 1992, employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company will make contributions equal to 25 percent of employee contributions which will completely vest over a seven year period. The Company has made contributions during the years ended June 30, 1995, 1994, and 1993 of $38,183, $39,602, and $27,622, respectively.

                     AMPLICON, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Selected Quarterly Financial Data (Unaudited):

      Summarized quarterly financial data for the fiscal years ended June 30, 1995 and 1994 is as follows:

                                              Three Months Ended
                              September 30,   December 31,   March 31,   June 30,

                                     (In thousands, except per share amounts)
     1995

Total revenues                   $44,725        $51,637      $53,503     $56,655
Gross profit                       7,479          8,068        8,389       8,815

Net earnings                       2,511          3,001        2,940       3,096
Net earnings per common share    $   .43        $   .51      $   .50     $   .53

Dividends declared per
 common share                    $   .05        $   .05      $   .05     $   .05

    1994

Total revenues                   $45,746        $50,398      $49,090     $36,126
Gross profit                       6,515          7,224        7,749       7,965

Net earnings                       2,344          2,712        2,999       2,964
Net earnings per common share    $   .40        $   .47      $   .51     $   .51

Dividends declared per
 common share                    $   -0-        $   -0-      $   -0-     $   -0-

                     AMPLICON, INC. AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1995 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1995 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1995 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1995 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                     AMPLICON, INC. AND SUBSIDIARIES

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

     (1) Financial Statements

           All financial statements of the Registrant as set forth under
           Part II Item 8 of this report on Form 10-K

     (2) Financial Statement Schedules:

         Schedule Number   Description                             Page Number

               II.         Valuation and Qualifying Accounts.............28


           All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

           See Index to Exhibits filed as part of this Form 10-K      29-31

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of fiscal 1995.

                     AMPLICON, INC. AND SUBSIDIARIES

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMPLICON, INC.



          By   S. Leslie Jewett /s/                 Date: September 27, 1995
               S. Leslie Jewett
               Chief Financial Officer

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

     Signature                  Title                        Date



   Patrick E. Paddon /s/  President, Chief Executive        September 27, 1995
   Patrick E. Paddon      Officer and Director


   Glen T. Tsuma /s/      Vice President, Treasurer, Chief  September 27, 1995
   Glen T. Tsuma          Operating Officer and Director



   S. Leslie Jewett /s/   Chief Financial Officer           September 27, 1995
   S. Leslie Jewett


   Michael H. Lowry /s/   Director                          September 27, 1995
   Michael H. Lowry



   Harris Ravine /s/      Director                          September 27, 1995
   Harris Ravine

                     AMPLICON, INC. AND SUBSIDIARIES

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                   Balance    Charged to   Accounts    Balance
                                  Beginning   Costs and    Written    at End of
                                  of Period   Expenses       Off        Period

Year ended June 30, 1993:

Allowance for doubtful accounts   $1,020,125   $      -0-  $     -0-   $1,020,125
Allowance for valuation of
  unguaranteed residual value     $  394,403   $      -0-  $     -0-   $  394,403


Year ended June 30, 1994:

Allowance for doubtful accounts   $1,020,125   $  300,200  $     -0-   $1,320,325
Allowance for valuation of
  unguaranteed residual value     $  394,403   $  147,871  $     -0-   $  542,274

Year ended June 30, 1995:

Allowance for doubtful accounts   $1,320,325   $  381,085  $   6,468   $1,694,942
Allowance for valuation of
  unguaranteed residual value     $  542,274   $      -0-  $     -0-   $  542,274


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

                     AMPLICON, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                       Page No.

 10.16 Security Agreement dated as of December 23, 1993 and all amendments C, D, & E, dated April 19, 1994, July 18, 1994 and August 30, 1994, respectively between the Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit
                    10.16 to the Registrant's 1994 Form 10-K.

 10.17              Amendment One to Business Loan Agreement,
                       dated as of December 16, 1994, between the
                       Company and Bank of America.                      32-33

  11                Computation of Earnings per Share of Common
                    Stock                                                   34

  22 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's 1988 Form 10-K)