Form 10-Q
period 1995-09-30
AMPLICON INC
filed 1995-11-13
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at October 27, 1995

Common Stock, $.01 par value                      5,873,959

                     AMPLICON, INC. AND SUBSIDIARIES

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                 NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 1995
     (unaudited) and June 30, 1995                              3

     Consolidated Statements of Earnings - Three months
     ended September 30, 1995 and 1994 (unaudited)              4

     Consolidated Statements of Cash Flows - Three months
     ended September 30, 1995 and 1994 (unaudited)              5

     Notes to Consolidated Financial Statements (unaudited).  6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      8-9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       10

Signature                                                      11

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)       (AUDITED)
                                             September 30,       June 30,
ASSETS                                            1995             1995
Cash  and  cash equivalents                   $  2,916,000     $  6,312,000
Investment securities                           11,381,000        9,244,000
Net receivables                                 56,240,000       55,994,000
Inventories, primarily customer deliveries
     in process                                  1,004,000        5,651,000
Net investment in capital leases                60,748,000       59,068,000
Net equipment on operating leases                   39,000           36,000
Other assets                                     1,575,000        1,395,000
Discounted lease rentals assigned to lenders   277,462,000      266,816,000

                                              $411,365,000     $404,516,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                            $  7,846,000     $ 13,392,000
  Accrued liabilities                            2,755,000        3,809,000
  Customer deposits                              8,596,000        6,852,000
  Nonrecourse debt                             247,074,000      238,614,000
  Deferred interest income                      30,388,000       28,202,000
  Net deferred income                            1,912,000        1,913,000
  Income taxes payable, including
     deferred taxes                             19,036,000       20,370,000

                                               317,607,000      313,152,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
    authorized; none issued                            -0-              -0-
  Common stock; $.01 par value; 20,000,000
    shares authorized; 5,873,959 and 5,867,959
    issued and outstanding, as of September 30,
    1995 and June 30, 1995, respectively            59,000           59,000
  Additional paid in capital                     6,133,000        6,091,000
  Retained earnings                             87,553,000       85,192,000
  Investment securities valuation adjustment        13,000           22,000

                                                93,758,000       91,364,000

                                              $411,365,000     $404,516,000

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                              Three months ended September 30,
                                                  1995                 1994
Revenues:
   Sales of equipment                         $48,663,000         $38,534,000
   Interest income                              7,333,000           5,719,000
   Investment income                              270,000             375,000
   Rental income                                  150,000              97,000

                                               56,416,000          44,725,000

Costs:
   Cost of equipment sold                      43,860,000          34,061,000
   Interest expense on nonrecourse debt         3,916,000           3,182,000
   Depreciation of equipment on
      operating leases                             29,000               3,000

                                               47,805,000          37,246,000

Gross profit                                    8,611,000           7,479,000

Selling, general and administrative
      expenses                                  4,073,000           3,235,000

Interest expense-other                             78,000              93,000

Earnings before income taxes                    4,460,000           4,151,000

Income taxes                                    1,806,000           1,640,000

Net earnings                                  $ 2,654,000         $ 2,511,000

Net earnings per common share                 $       .45         $       .43

Dividends declared                            $       .05         $       .05

Weighted average number of common shares
     outstanding                                5,868,676           5,857,022

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended September 30,
                                                        1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                         $ 2,654,000    $  2,511,000
Adjustments to reconcile net earnings to cash flows
    (used for) provided by operating activities:
  Depreciation                                            29,000           3,000
  Interest accretion of estimated unguaranteed
    residual values                                  (   758,000)    (   794,000)
  Estimated unguaranteed residual values recorded
    on leases                                        ( 1,781,000)    ( 1,729,000)
  Interest accretion of net deferred income          (   142,000)    (    85,000)
  Increase in net deferred income                        141,000         225,000
  Net (decrease) increase in income taxes payable,
    including deferred taxes                         ( 1,334,000)        577,000
  Net increase in net receivables                    (   246,000)    ( 1,701,000)
  Net decrease in inventories                          4,647,000       2,314,000
  Net decrease in accounts payable and
    accrued liabilities                              ( 6,600,000)    ( 2,710,000)
Net cash used for operating activities               ( 3,390,000)    ( 1,389,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in minimum lease payments receivable  (   878,000)    ( 7,517,000)
  Purchase of equipment on operating leases          (    32,000)            -0-
  Purchases of available-for-sale securities         (38,600,000)    (67,434,000)
  Proceeds from sales of available-for-sale
    investment securities                             36,454,000      64,311,000
  Net increase in other assets                       (   180,000)    (   228,000)
  Decrease in estimated unguaranteed
    residual values                                    1,737,000       1,957,000
Net cash used for investing activities               ( 1,499,000)    ( 8,911,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                                -0-          483,000
  Increase (decrease) in customer deposits             1,744,000     (   145,000)
  Dividends to stockholders                          (   293,000)    (   293,000)
  Proceeds from exercise of stock options                 42,000             -0-
Net cash provided by financing activities              1,493,000          45,000

NET CHANGE IN CASH AND CASH EQUIVALENTS              ( 3,396,000)    (10,255,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       6,312,000      10,255,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 2,916,000     $       -0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to
  lenders and related nonrecourse debt               $10,646,000    ($ 3,438,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                           $    78,000     $    93,000
  Income taxes                                       $ 3,140,000     $ 1,066,000

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 1995 and the statements of earnings and cash flows for the three month periods ended September 30, 1995 and 1994. The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1996.

NOTE 2- BALANCE SHEET

At September 30, 1995, deferred interest income of $30,388,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $30,388,000.

NOTE 3- INVESTMENT SECURITIES

Effective with the beginning of fiscal year 1995, the Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires certain disclosures for investments in debt and equity securities regardless of maturity. The Company had previously classified investments with original maturities of three months or less as cash and cash equivalents. The Statement requires that all investments be classified as trading securities, available-for-sale securities and held-to-maturity securities. Under the criteria established by the Statement the Company has classified all of its investments as available-for-sale securities. The Statement requires that available-for-sale securities be reported at fair value and that the unrealized gain or loss be reported as a separate component of stockholders' equity (net of the effect of income taxes) until the investments are sold. At the time of the sale the respective gain or loss, calculated by the specific identification method, will be recognized as a component of operating results.

The following is a summary of investment securities as of September 30, 1995 and 1994:

                                             Gross        Gross        Estimated
                                Amortized    Unrealized   Unrealized   Fair
                                Cost         Gains        Losses       Value
Available-for-sale securities
September 30,1995
Mortgage-backed securities     $ 5,279,000    $ 6,000     $    -0-    $ 5,285,000
Corporate debt securities        6,089,000      7,000          -0-      6,096,000
                               $11,368,000    $13,000     $    -0-    $11,381,000
September 30, 1994
Mortgage-backed securities     $22,203,000    $38,000     $    -0-    $22,241,000


                     AMPLICON, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The  estimated  fair  value  of  the  available-for-sale  securities   at
September 30, 1995 and 1994, by contractual maturity, are shown below.

                                      September 30,           September 30,
                                   1995           1995       1994         1994
                                   Cost        Fair Value    Cost       Fair Value
Available-for-sale securities
Due in 3 months or less          $11,368,000  $11,381,000  $12,798,000  $12,835,000
Due after 3 months and less than
  one year                              -0-          -0-     9,405,000    9,406,000
                                 $11,368,000  $11,381,000  $22,203,000  $22,241,000


Investment income for the three months ended September 30, 1995 and 1994 consisted of the following:

                                                  September 30,
                                              1995            1994
Interest income                            $ 266,000       $ 113,000
Gross realized gains                           4,000         262,000
                                           $ 270,000       $ 375,000

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 1995 and 1994

      REVENUES. Total revenues for the three months ended September 30, 1995 were $56,416,000, an increase of $11,691,000 or 26.1% as compared to the three months ended September 30, 1994. The increase from the prior year was primarily the result of increases in sales of equipment and interest income. Sales of equipment increased by $10,129,000 or 26.3% to $48,663,000 in the quarter ended September 30, 1995 as compared to $38,534,000 in the quarter ended September 30, 1994. The Company believes the increase in sales of equipment was primarily due to the increased productivity of the Company's more seasoned sales force. Interest income for the quarter ended September 30, 1995 increased by $1,614,000 or 28.2% to $7,333,000 as compared to $5,719,000 in the same quarter in the prior year. The three months ended September 30, 1995 and 1994 included amounts of $3,916,000 and $3,182,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended September 30, 1995, net of interest income on discounted lease rentals assigned to lenders, increased by $880,000 or 34.7% as compared to the three months ended September 30, 1994. This increase is primarily the result of higher interest income from investment in lease receivables offset by slightly lower interest accretion on the residual value base. The Companies investment in lease receivables and leases to be assigned was greater during the three months ended September 30, 1995 than in the same period in the prior year. Investment income decreased by $105,000 or 28.0% to $270,000 as compared to $375,000 for the same period in the prior year. This decrease can be attributed to lower investment in securities during the three months ended September 30, 1995. Rental income increased by $53,000 or 54.6% to $150,000 in the three months ended September 30, 1995 as compared to $97,000 for the three months ended September 30, 1994 due to a slight increase in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the quarter ended September 30, 1995 of $8,611,000, or 15.3% of total revenues, increased by $1,132,000 or 15.1% as compared to $7,479,000, or 14.2% of total revenues, for the quarter ended September 30, 1994. The principal factors which contributed to increased gross profit were higher profits from new lease transactions and higher net interest income, offset by lower profits from lease extensions and upgrades.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues remained the same at 7.2% for the quarters ended September 30, 1995 and 1994. Selling, general and administrative expenses increased by $838,000 or 25.9% primarily due to increases in the number of sales professionals, higher offices costs related to the expansion in the sales organization and increased general and legal costs related to the increased volume of lease transactions. Management anticipates that it will continue to incur a higher level of SG&A expenses as it proceeds with its expansion plans in fiscal 1996.

      TAXES. The Company's tax rate was 40.5% and 39.5% for the quarters ended September 30, 1995 and 1994, respectively, representing its estimated annual tax rate for the years ending June 30, 1996 and 1995.


                               (continued)

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
                               (continued)

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At September 30, 1995, the Company had outstanding nonrecourse debt aggregating $247,074,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the three months ended September 30, 1995, the Company increased its net investment in leases held in its own portfolio by $878,000 from June 30, 1995. This increase was primarily due to an increased volume of new lease transactions to be assigned on a nonrecourse basis at a later date.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At September 30, 1995 the Company did not have any borrowings outstanding on this line of credit.

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

                     AMPLICON, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) 8-K Reports

         There were no reports on Form 8-K for the three months ended September 30, 1995.

                     AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AMPLICON, INC.
                                                   Registrant



DATE:  October 30, 1995          BY:              S. LESLIE JEWETT /s/
                                                  S. LESLIE JEWETT
                                                Chief Financial Officer
                                               (Principal Financial and
                                                   Accounting Officer)