Form 10-Q
period 1995-12-31
AMPLICON INC
filed 1996-02-07
CIK 803016

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     December 31, 1995

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

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at January 25, 1996

Common Stock, $.01 par value                           5,838,959

                     AMPLICON, INC. AND SUBSIDIARIES

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                 NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - December 31, 1995
     (unaudited) and June 30, 1995                              3

     Consolidated Statements of Earnings - Three months and six months
     ended December 31, 1995 and 1994 (unaudited)               4

     Consolidated Statements of Cash Flows - Six months
     ended December 31, 1995 and 1994 (unaudited)               5

     Notes to Consolidated Financial Statements (unaudited).  6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      8-9

PART II. OTHER INFORMATION

Item 5. Other Information                                      10

Item 6. Exhibits and Reports on Form 8-K                       10

Signature                                                      11

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)        (AUDITED)
                                              December 31,        June 30,
ASSETS                                           1995               1995
Cash and cash equivalents                    $ 16,671,000       $  6,312,000
Investment securities                           4,389,000          9,244,000
Net receivables                                53,999,000         55,994,000
Inventories, primarily customer deliveries
  in process                                    5,363,000          5,651,000
Net investment in capital leases               62,971,000         59,068,000
Net equipment on operating leases                  27,000             36,000
Other assets                                    1,550,000          1,395,000
Discounted lease rentals assigned to lenders  299,858,000        266,816,000

                                             $444,828,000       $404,516,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                           $ 12,507,000       $ 13,392,000
  Accrued liabilities                           3,401,000          3,809,000
  Customer deposits                             8,989,000          6,852,000
  Nonrecourse debt                            268,199,000        238,614,000
  Deferred interest income                     31,659,000         28,202,000
  Net deferred income                           2,931,000          1,913,000
  Income taxes payable, including
     deferred taxes                            21,040,000         20,370,000

                                              348,726,000        313,152,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
    authorized; none issued                          -0-                 -0-
  Common stock; $.01 par value; 20,000,000
    shares authorized; 5,838,959 and
    5,867,959 issued and outstanding, as of
    December 31, 1995 and June 30, 1995,
    respectively                                   59,000             59,000
   Additional paid in capital                   5,587,000          6,091,000
   Retained earnings                           90,449,000         85,192,000
   Investment securities valuation adjustment       7,000             22,000

                                               96,102,000         91,364,000

                                             $444,828,000       $404,516,000

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (In Thousands, Except Per Share Amounts)

                                 Three Months Ended          Six Months Ended
                                    December 31,                December 31,
                                  1995         1994          1995        1994
Revenues:
  Sales of equipment             $58,123    $44,896        $106,787   $ 83,430
  Interest income                  7,084      6,069          14,418     11,788
  Investment income                  197        224             467        599
  Rental income                      230        448             379        544

                                  65,634     51,637         122,051     96,361

  Cost of equipment sold          52,172     40,368          96,033     74,430
  Interest expense on
    nonrecourse debt               4,117      3,198           8,032      6,380
  Depreciation of equipment
    on operating leases               23          3              52          5

                                  56,312     43,569         104,117     80,815


Gross profit                       9,322      8,068          17,934     15,546

Selling, general and
 administrative expenses           4,119      3,087           8,192      6,321

Interest expense-other                 2         21              81        114

Earnings before income taxes       5,201      4,960           9,661      9,111

Income taxes                       2,010      1,959           3,816      3,599

Net earnings                     $ 3,191    $ 3,001        $  5,845    $ 5,512

Net earnings per common share    $   .55    $   .51        $   1.00    $   .94

Dividends declared per common
   share outstanding             $   .05    $   .05        $    .10    $   .10

Weighted average number of common shares
   outstanding                     5,848      5,857           5,859      5,857

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Six Months Ended December 31,
                                                       1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $ 5,845,000    $  5,512,000
Adjustments to reconcile net earnings to cash
  flows provided by (used for) operating
  activities:
  Depreciation                                          52,000           5,000
  Sale or lease of equipment previously on
   operating leases, net                                   -0-          21,000
  Interest accretion of estimated unguaranteed
   residual values                                (  1,517,000)  (   1,595,000)
  Estimated unguaranteed residual values recorded
   on leases                                      (  5,831,000)  (   2,471,000)
  Interest accretion of net deferred income       (    273,000)  (     330,000)
  Increase in net deferred income                    1,291,000       1,057,000
  Net increase (decrease) in income taxes payable,
   including deferred taxes                            670,000       1,573,000
  Net decrease (increase) in net receivables         1,995,000   (   6,717,000)
  Net decrease in inventories                          288,000       1,629,000
  Net decrease in accounts payable and accrued
   liabilities                                    (  1,293,000)  (   6,238,000)
  Net cash provide by (used for) operating
   activities                                        1,227,000   (   7,554,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in minimum lease payments
   receivable                                     ( 12,037,000)  (   4,360,000)
  Purchases of available-for-sale securities      ( 68,846,000)  ( 112,910,000)
  Proceeds from sales of available-for-sale
   securities                                       73,686,000     123,273,000
  Purchase of equipment on operating leases       (     43,000)  (      29,000)
  Net increase in other assets                    (    155,000)  (     317,000)
  Decrease in estimated unguaranteed
   residual values                                   3,362,000       3,619,000
Net cash (used for) provided by investing
   activities                                     (  4,033,000)      9,276,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals            12,120,000             -0-
  Increase (decrease) in customer deposits           2,137,000   (     815,000)
  Purchase of common stock                        (    546,000)            -0-
  Dividends to stockholders                       (    588,000)  (     293,000)
  Proceeds from exercise of stock options               42,000           6,000
Net cash provided by (used for) financing
   activities                                       13,165,000   (   1,102,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS             10,359,000         620,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     6,312,000      10,255,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 16,671,000    $ 10,875,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related
  nonrecourse debt                                 $33,042,000   ($    654,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                         $    81,000    $    114,000
  Income Taxes                                     $ 3,146,000    $    964,000


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 1995 and the statements of earnings for the three and six month periods ended December 31, 1995 and 1994 and the statements of cash flows for the six months ended December 31, 1995 and 1994. The results of operations for the six month period ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1996.

NOTE 2- BALANCE SHEET

At December 31, 1995, deferred interest income of $31,659,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $31,659,000.

NOTE 3- INVESTMENT SECURITIES

Effective with the beginning of fiscal year 1995, the Company adopted FAS
No.   115,  Accounting  for  Certain  Investments  in  Debt  and  Equity
Securities    (the   Statement).   The  Statement   requires   certain
disclosures for investments in debt and equity securities regardless of maturity. The Company had previously classified investments with original maturities of three months or less as cash and cash equivalents. The Statement requires that all investments be classified as trading securities, available-for-sale securities and held-to-maturity securities. Under the criteria established by the Statement, the Company has classified all of its investments as available-for-sale securities. The Statement requires that available-for-sale securities be reported at fair value and that the unrealized gain or loss be reported as a separate component of stockholders equity (net of the effect of income taxes) until the investments are sold. At the time of the sale, the respective gain or loss, calculated by the specific identification method, will be recognized as a component of operating results.

The following is a summary of investment securities as of December 31, 1995 and 1994:

                                              Gross       Gross      Estimated
                                 Amortized  Unrealized  Unrealized     Fair
                                   Cost       Gains       Losses       Value
December 31, 1995
Available-for-sale securities
Mortgage-backed securities       $1,397,000   $3,000      $   -0-  $1,400,000
Corporate debt securities         2,985,000    4,000          -0-   2,989,000
                                 $4,382,000   $7,000      $   -0-  $4,389,000

December 31, 1994
Available-for-sale securities
U.S. Treasury securities and obligations
  of U.S. government agencies    $8,717,000  $24,000      $   -0-  $8,741,000

                     AMPLICON, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The estimated fair value of the available-for-sale securities at December 31, 1995 and 1994, by contractual maturity, are shown below.

                                      December 31,             December 31,
                                    1995         1995         1994       1994
                                   Cost      Fair Value      Cost    Fair Value
Available-for-sale securities
Due in 3 months or less        $4,382,000    $4,389,000   $8,717,000  $8,741,000

Investment income for the three and six months ended December 31, 1995 and 1994 consisted of the following:

                             Three months ended              Six months ended
                              1995         1994              1995        1994
Interest income             $190,000     $144,000          $456,000    $257,000
Gross realized gains           7,000       80,000            11,000     342,000
                            $197,000     $224,000          $467,000    $599,000

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1995 and 1994

      REVENUES. Total revenues for the three months ended December 31, 1995 were $65,634,000, an increase of $13,997,000 or 27.1% as compared to the three months ended December 31, 1994. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $13,227,000 or 29.5% to $58,123,000 in the quarter ended December 31, 1995 as compared to $44,896,000 in the quarter ended December 31, 1994. Sales from new lease transactions increased by 34.1%, while sales from lease extensions and property sales were down slightly. Interest income for the quarter ended December 31, 1995 increased by $1,015,000 or 16.7% to $7,084,000 as compared to $6,069,000 in the same quarter in the prior year. The three months ended December 31, 1995 and 1994 included amounts of $4,117,000 and $3,198,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended December 31, 1995, net of interest expense on discounted lease rentals assigned to lenders, increased by $96,000 or 3.3% as compared to the three months ended December 31, 1994. This increase is primarily the result of higher income from investment in lease receivables. Investment income decreased by $27,000 or 12.1% to $197,000 as compared to $224,000 for the same period in the prior year. This slight decrease can be attributed to lower cash balances invested in securities during the three months ended December 31, 1995. Rental income decreased by $218,000 to $230,000 in the three months ended December 31, 1995, compared to $448,000 for the three months ended December 31, 1994, as the Company recognized lower rental income from operating leases.

      GROSS PROFIT. Gross profit for the quarter ended December 31, 1995 of $9,322,000 increased by $1,254,000 or 15.6% as compared to $8,068,000 for the quarter ended December 31, 1994. As a percent of total revenues, gross margin decreased to 14.2% in the three months ended December 31, 1995 as compared to 15.6% in the same period in the prior year. The principal factors which contributed to increased gross profit were higher profits realized on new lease transactions and higher net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.3% and 6.0% for the quarters ended December 31, 1995 and 1994, respectively. Selling, general and administrative expenses increased by $1,032,000 or 33.4% primarily due to increases in the number of sales professionals, higher office costs related to the expansion of the sales organization, and higher general and legal expenses related to the increase in the volume of lease transactions.

      TAXES.  The Company's tax rate was 38.6% and 39.5% for the quarters
ended  December  31,  1995  and  1994,  respectively,  representing   its
estimated annual tax rate for the years ending June 30, 1996 and 1995.

Six Months Ended December 31, 1995 and 1994

      REVENUES. Total revenues for the six months ended December 31, 1995 were $122,051,000, an increase of $25,690,000 or 26.7% as compared to the six months ended December 31, 1994. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $23,357,000 or 28.0% to $106,787,000 in the six months ended December 31, 1995 as compared to $83,430,000 in the same period ended December 31, 1994. The Company believes the increase in sales of equipment was primarily due to increases in the size of the Companys sales force and their greater experience within the leasing marketplace. Interest income for the six months ended December 31, 1995 increased by $2,630,000 or 22.3% to $14,418,000 as compared to $11,788,000 in the same period in the prior year. The six months ended December 31, 1995 and 1994 included amounts of $8,032,000 and $6,380,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the six months ended December 31, 1995, net of interest expense on discounted lease rentals assigned to lenders, increased by $919,000 or 16.8% to $6,386,000 as compared to $5,467,000 for the six months ended December 31, 1994. This increase is primarily the result of higher interest income recognized on the lease portfolio. Investment income decreased by $132,000 or 22.0% to $467,000 as compared to $599,000 for the same period in the prior year. This decrease can be attributed to lower investment in securities during the six months ended December 31, 1995.
                               (continued)

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
                               (continued)

      REVENUES (continued). Rental income decreased by $165,000 or 30.3% to $379,000 in the six months ended December 31, 1995 as compared to $544,000 for the six months ended December 31, 1994 due to lower recognition of rental income from operating leases.

      GROSS PROFIT. Gross profit for the six months ended December 31, 1995 of $17,934,000 increased by $2,388,000 or 15.4% as compared to
$15,546,000 for the six months ended December 31, 1994. Gross profit decreased to 14.7% of total revenues during the six months ended December 31, 1995 as compared to 16.1% of total revenues during the same period in the prior year. The principal factors which contributed to increased gross profit were higher profits realized on new lease transactions and higher net interest income, offset by lower profits from lease extensions and leased property sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.7% and 6.6% for the six months ended December 31, 1995 and 1994, respectively. Selling, general and administrative expenses increased by $1,869,000 or 29.6% primarily due to increases in the number of sales professionals, higher office costs related to the expansion of the sales organization, and higher general and legal expenses related to the increase in the volume of lease transactions.

      TAXES. The Company's tax rate was 39.5% for the six months ended December 31, 1995 and 1994, respectively, representing its estimated annual tax rate for the years ending June 30, 1996 and 1995.

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At December 31, 1995, the Company had outstanding nonrecourse debt aggregating $268,199,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 1995, the Company decreased its net investment in leases held in its own portfolio by $83,000 from June 30, 1995. This decrease was primarily due to a portfolio assignment of $12,120,000 in the quarter ended December 31, 1995 offset by increases in new lease transactions and lease extensions held by the Company in its own portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At December 31, 1995 the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion to repurchase up to 300,000 shares of the Company's Common Stock. During the three months ended December 31, 1995 the Company purchased 35,000 shares and 65,678 shares remain available for repurchase under this authorization.

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

                     AMPLICON, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

           10.18    Amendment Two to Business Loan Agreement,
                    dated as of January 23, 1996, between the
                    Company and Bank of America.                     12-13

     (b) 8-K Reports

          There were no reports on Form 8-K for the three months ended December 31, 1995.

                     AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AMPLICON,  INC.
                                                 Registrant



DATE:   January 26, 1996                 BY:     S. LESLIE JEWETT /s/
                                                 S. LESLIE JEWETT
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)