Form 10-Q
period 1996-03-31
AMPLICON INC
filed 1996-05-06
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

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

           Class                       Outstanding at April 19, 1996

Common Stock, $.01 par value                       5,838,959

                     AMPLICON, INC. AND SUBSIDIARIES

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                 NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - March 31, 1996
     (unaudited) and June 30, 1995                              3

     Consolidated Statements of Earnings - Three months and nine months
     ended March 31, 1996 and 1995 (unaudited)                  4

     Consolidated Statements of Cash Flows - Nine months
     ended March 31, 1996 and 1995 (unaudited)                  5

     Notes to Consolidated Financial Statements (unaudited).  6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     8-10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       11

Signature                                                      12

                     AMPLICON, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)        (AUDITED)
                                               March 31,          June 30,
ASSETS                                           1996              1995
Cash and cash equivalents                    $  1,004,000     $  6,312,000
Investment securities                          13,021,000        9,244,000
Net receivables                                55,349,000       53,959,000
Inventories, primarily customer deliveries
 in process                                       857,000        5,651,000
Net investment in capital leases               70,725,000       58,687,000
Net equipment on operating leases                  82,000           36,000
Other assets                                    1,446,000        1,395,000
Discounted lease rentals assigned to lenders  304,234,000      266,816,000

                                             $446,718,000     $402,100,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                             12,128,000       12,325,000
  Accrued liabilities                           3,157,000        3,809,000
  Customer deposits                             7,979,000        6,852,000
  Nonrecourse debt                            272,118,000      238,614,000
  Deferred interest income                     32,116,000       28,202,000
  Net deferred income                           1,903,000          565,000
  Income taxes payable, including
    deferred taxes                             18,156,000       20,369,000

                                              347,557,000      310,736,000
Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
  authorized; none issued                             -0-              -0-
  Common stock; $.01 par value; 20,000,000 shares
  authorized; 5,838,959 and 5,867,959 issued and
  outstanding, as of March 31, 1996 and
  June 30, 1995, respectively                      59,000           59,000
  Additional paid in capital                    5,587,000        6,091,000
  Retained earnings                            93,506,000       85,192,000
  Investment securities valuation adjustment        9,000           22,000

                                               99,161,000       91,364,000

                                             $446,718,000     $402,100,000

               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (In Thousands, Except Per Share Amounts)

                                   Three Months Ended        Nine Months Ended
                                        March 31,                 March 31,
                                    1996        1995           1996      1995
Revenues:
  Sales of equipment              $58,190     $46,761       $164,976  $130,191
  Interest income                   7,933       6,216         22,351    18,003
  Investment income                   266         168            733       767
  Rental income                       453         358            833       903

                                   66,842      53,503        188,893   149,864
Costs:
  Cost of equipment sold           51,666      41,535        147,699   115,965
  Interest expense on nonrecourse
    debt                            4,544       3,526         12,576     9,906
  Depreciation of equipment
    on operating leases               193          53            245        58

                                   56,403      45,114        160,520   125,929

Gross profit                       10,439       8,389         28,373    23,935

Selling, general and
 administrative expenses            4,869       3,502         13,060     9,824

Interest expense-other                 36          27            118       140

Earnings before income taxes        5,534       4,860         15,195    13,971

Income taxes                        2,186       1,920          6,002     5,519

Net earnings                      $ 3,348     $ 2,940       $  9,193  $  8,452

Net earnings per common share     $   .57     $   .50       $   1.57  $   1.44

Dividends declared per common share
  outstanding                     $   .05     $   .05       $    .15  $    .15

Weighted average number of common shares
   outstanding                      5,839       5,860          5,852     5,858


               The accompanying notes are an integral part of these consolidated financial statements.

                     AMPLICON, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Nine Months Ended March 31,
                                                           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                         $ 9,193,000    $ 8,452,000
Adjustments to reconcile net earnings to cash flows
  provided by (used for) operating activities:
  Depreciation                                           245,000         58,000
  Sale or lease of equipment previously on operating
   leases, net                                               -0-         27,000
  Interest accretion of estimated unguaranteed
   residual values                                  (  2,492,000)  (  2,346,000)
  Estimated unguaranteed residual values recorded
   on leases                                        (  9,057,000)  (  3,825,000)
  Interest accretion of net deferred income         (  1,737,000)  (    438,000)
  Increase (decrease) in net deferred income           3,075,000   (  1,107,000)
  Net (decrease) increase in income taxes payable,
   including deferred taxes                         (  2,213,000)     2,517,000
  Net increase in net receivables                   (  1,390,000)  (  4,096,000)
  Net decrease in inventories                          4,794,000      3,098,000
  Net decrease in accounts payable and accrued
   liabilities                                      (    849,000)  (  2,715,000)
  Net cash used for operating activities            (    431,000)  (    375,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in minimum lease payments receivable ( 17,483,000)  (  8,229,000)
  Purchases of available-for-sale securities        (165,294,000)  (195,519,000)
  Proceeds from sales of available-for-sale
   securities                                        161,504,000    197,674,000
  Purchase of equipment on operating leases         (    291,000)  (     82,000)
  Net increase in other assets                      (     51,000)  (    223,000)
  Decrease in estimated unguaranteed residual values   4,874,000      6,756,000
Net cash (used for) provided by investing activities( 16,741,000)       377,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals              12,120,000            -0-
  Increase in bank overdraft                                 -0-      1,156,000
  Decrease in note payable secured by lease                  -0-   ( 10,000,000)
  Payments to repurchase common stock               (    546,000)           -0-
  Increase (decrease) in customer deposits             1,127,000   (    571,000)
  Dividends to stockholders                         (    879,000)  (    878,000)
  Proceeds from exercise of stock options                 42,000         36,000
Net cash provided by (used for) financing activities  11,864,000   ( 10,257,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS             (  5,308,000)  ( 10,255,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       6,312,000     10,255,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,004,000    $       -0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders and related
  nonrecourse debt                                   $33,504,000    $ 7,384,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                           $   118,000    $   140,000
  Income taxes                                       $ 8,215,000    $ 3,006,000

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 1996 and the statements of earnings for the three and nine month periods ended March 31, 1996 and 1995 and the statements of cash flows for the nine months ended March 31, 1996 and 1995. The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1996.

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  June   30,   1995
consolidated balance sheet to conform with the presentation of the consolidated balance sheet as of March 31, 1996.

NOTE 2- BALANCE SHEET

At March 31, 1996, deferred interest income of $32,116,000 is offset by deferred interest expense related to the discounted lease rentals assigned to lenders of $32,116,000.

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

The following is a summary of investment securities as of March 31, 1996 and 1995:

                                              Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost        Gains        Losses     Value
March 31, 1996
Available-for-sale securities
U.S. Treasury securities and
  obligations of U.S.
  government agencies         $ 9,974,000   $  7,000     $    -0-   $ 9,981,000
Mortgage-backed securities      1,040,000      1,000          -0-     1,041,000
Corporate debt securities       1,998,000      1,000          -0-     1,999,000
                              $13,012,000   $  9,000     $    -0-   $13,021,000
March 31, 1995
Available-for-sale securities
U.S. Treasury securities
 and obligations of U.S.
 government agencies          $ 3,612,000   $ 11,000     $    -0-   $ 3,623,000
Mortgage-backed securities     13,312,000     59,000          -0-    13,371,000
                              $16,924,000   $ 70,000     $    -0-   $16,994,000

                     AMPLICON, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The estimated fair value of the available-for-sale securities at March 31, 1996 and 1995, by contractual maturity, are shown below.

                                     March 31,                  March 31,
                                 1996          1996         1995       1995
                                 Cost       Fair Value      Cost     Fair Value
Available-for-sale securities
Due in 3 months or less       $13,012,000  $13,021,000  $16,924,000 $16,994,000

Investment income for the three and nine months ended March 31, 1996 and 1995 consisted of the following:

                             Three months ended          Nine months ended
                              1996      1995              1996      1995
Interest income             $266,000  $165,000          $722,000  $422,000
Gross realized gains             -0-     3,000            11,000   345,000
                            $266,000  $168,000          $733,000  $767,000

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1996 and 1995

      REVENUES. Total revenues for the three months ended March 31, 1996 were $66,842,000, an increase of $13,339,000 or 24.9% as compared to the three months ended March 31, 1995. The increase from the prior year was primarily the result of increases in sales of equipment and higher interest income. Sales of equipment increased by $11,429,000 or 24.4% to $58,190,000 in the quarter ended March 31, 1996 as compared to $46,761,000 in the quarter ended March 31, 1995. Sales from new lease transactions increased by 31.2%, while sales from lease extensions and property sales were down slightly by 7.4%. Interest income for the quarter ended March 31, 1996 increased by $1,717,000 or 27.6% to $7,933,000 as compared to $6,216,000 in the same quarter in the prior year. The three months ended March 31, 1996 and 1995 included amounts of $4,544,000 and $3,526,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended March 31, 1996, net of interest expense on discounted lease rentals assigned to lenders, increased by $699,000 or 26.0% as compared to the three months ended March 31, 1995. This increase is primarily the result of higher interest income recognized from the amortization of deferred income and from interest accretion on residual investments. Investment income increased by $98,000 to $266,000 as compared to $168,000 for the same period in the prior year. This increase can be attributed to improved yield on invested securities during the three months ended March 31, 1996. Rental income increased by $95,000 to $453,000 in the three months ended March 31, 1996 as compared to $358,000 for the three months ended March 31, 1995 reflecting increased rentals from operating leases.

      GROSS PROFIT. Gross profit for the quarter ended March 31, 1996 of $10,439,000, or 15.6% of total revenues, increased by $2,050,000 or 24.4%
as compared to $8,389,000, or 15.7% of total revenues, for the quarter ended March 31, 1995. The principal factors which contributed to increased gross profit were higher profits from lease extensions and leased property sales and higher net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 7.3% and 6.5% for the quarters ended March 31, 1996 and 1995, respectively. Selling, general and administrative expenses increased by $1,366,000 or 39.0% primarily due to increases in the number of sales professionals, higher office costs related to the expansion of the sales organization, and higher general and legal expenses related to the increase in the volume of lease transactions.

     TAXES. The Company's tax rate was 39.5% for the quarters ended March 31, 1996 and 1995 representing its estimated annual tax rate for the years ending June 30, 1996 and 1995.

Nine months Ended March 31, 1996 and 1995

      REVENUES. Total revenues for the nine months ended March 31, 1996 were $188,893,000, an increase of $39,029,000 or 26.0% as compared to the nine months ended March 31, 1995. The increase from the prior year was primarily the result of increases in sales of equipment and higher interest income. Sales of equipment increased by $34,785,000 or 26.7% to $164,976,000 in the nine months ended March 31, 1996 as compared to
$130,191,000 in the same period ended March 31, 1995. The increase in sales is primarily due to increases in new lease transactions of 31.8% as a result of increases in the size of the Company's sales force and their greater experience within the leasing marketplace. Interest income for the nine months ended March 31, 1996 increased by $4,348,000 or 24.2% to $22,351,000 as compared to $18,003,000 in the same period in the prior year. The nine months ended March 31, 1996 and 1995 included amounts of $12,576,000 and $9,906,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the nine months ended March 31, 1996, net of interest expense on discounted lease rentals assigned to lenders, increased by $1,678,000 or 20.7% as compared to the nine months ended March 31, 1995. This increase is primarily the result of higher interest income realized through the amortization of deferred income. Investment income decreased by $34,000 or 4.4% to $733,000 as
compared  to  $767,000  for the same period  in  the  prior  year.   This
decrease can be attributed to slightly lower cash balances invested in securities during the nine months ended March 31, 1996. Rental income
                               (continued)

                     AMPLICON, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
                               (continued)

decreased by $70,000 to $833,000 in the nine months ended March 31, 1996 as compared to $903,000 for the nine months ended March 31, 1995 reflecting decreased rentals from operating leases.

      GROSS PROFIT. Gross profit for the nine months ended March 31, 1996 of $28,373,000 or 15.0% of total revenues, increased by $4,438,000 or 18.5% as compared to $23,935,000, or 16.0% of total revenues, for the nine months ended March 31, 1995. The principal factors which contributed to increased gross profit were higher profits from new lease transactions, higher net interest income and higher profits from lease extensions and leased property sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 7.0% and 6.6% for the nine months ended March 31, 1996 and 1995, respectively. Selling, general and administrative expenses increased by $3,236,000 or 32.9% primarily due to increases in the number of sales professionals, higher office costs related to the expansion of the sales organization, and higher general and legal expenses related to the increase in the volume of lease transactions.

      TAXES. The Company's tax rate was 39.5% for the nine months ended March 31, 1996 and 1995 representing its estimated annual tax rate for the years ending June 30, 1996 and 1995.

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. For many transactions which require staged equipment installations, the Company funds the transactions with internal resources prior to placing the lease rentals on a nonrecourse basis with a financial institution. The Company does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis or the Company's credit committee has approved the transaction for the Company's portfolio. At March 31, 1996, the Company had outstanding nonrecourse debt aggregating $272,118,000 relating to equipment under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 1996, the Company increased its net investment in leases held in its own portfolio by $5,363,000. The increase reflects a higher volume of lease transactions retained in the Company's portfolio, in line with the growth in the Company's volume of lease extensions and new lease transactions.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At March 31, 1996 the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion to repurchase up to 300,000 shares of the Company's Common Stock. Under this authorization 65,678 shares remain available for repurchase.

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

                     AMPLICON, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) 8-K Reports

          There were no reports on Form 8-K for the three months ended March 31, 1996.

                     AMPLICON, INC. AND SUBSIDIARIES

                                SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMPLICON, INC.
                                                    Registrant



DATE:      April  29, 1996              BY:  S. LESLIE JEWETT /s/
                                             S. LESLIE JEWETT
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)