Form 10-K
period 1996-06-30
AMPLICON INC
filed 1996-09-24
CIK 803016

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                             [Fee Required]

  For the fiscal year ended                               June 30, 1996

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to

                     Commission File number 0-15641


                             AMPLICON, INC.
         (Exact name of registrant as specified in its charter)

            California                         95-3162444
  (State or other jurisdiction of incorporation or organization)
  (I.R.S. Employer Identification No.)

       5 Hutton Centre Drive, Suite 500
                Santa Ana, CA                            92707
       (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (714)751-7551

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

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 16, 1996 was $36,215,794

 Number of shares outstanding as of September 16, 1996: Common Stock 5,833,959.

                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                             AMPLICON, INC.

                            TABLE OF CONTENTS

                                                              PAGE
PART I

Item 1.  Business                                               2

Item 2.  Properties                                             5

Item 3.  Legal Proceedings                                      5

Item 4.  Submission of Matters to a Vote of Security Holders    5

PART II

Item 5.  Market for Company's Common Equity and Related
             Stockholder Matters                                5

Item 6.  Selected Financial Data                                6

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations              7-9

Item 8.  Financial Statements and Supplementary Data        10-25

Item 9.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure            26

PART III

Item 10. Directors and Executive Officers of the Registrant    26

Item 11. Executive Compensation                                26

Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                    26

Item 13. Certain Relationships and Related Transactions        26

PART IV

Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                               27

Signatures                                                     28
Schedule                                                       29
Exhibit Index                                               30-32

                             AMPLICON, INC.

                                 PART I

ITEM 1. BUSINESS

General

      Amplicon leases mid-range computers, peripherals, workstations, personal computer networks, telecommunications equipment, computer automated design and manufacturing equipment, office automation equipment, computer software and other items of personal property to customers located throughout the United States. The Company was incorporated in California in 1977. Unless the context otherwise requires, the terms "Amplicon" and "Company" as used herein refer to Amplicon, Inc.

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

      Mid range systems and computer networks are modular and can be expanded to satisfy additional data processing requirements and perform additional functions by upgrading the central processing unit and/or server, and adding data storage devices and workstations to support additional users. Advances in microcomputer technology and enhancements to the capabilities of mid-range computer systems have led to the development of systems that better integrate data processing with word processing, file and retrieval systems, and electronic mail. The Company leases mid-range computer systems manufactured primarily by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC"), and Hewlett-Packard Co. ("HP"). Vendors of computer network products include IBM and HP, as well as AST Research, Inc., Compaq
Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., among many others, and software vendors such as Microsoft Corporation and Novell, Inc.

      Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by Amplicon's existing and targeted customer base. Amplicon leases telecommunications equipment, computer automated design and computer automated manufacturing ("CAD/CAM") equipment, and office automation equipment. The telecommunications equipment leased by the Company consists primarily of digital private branch equipment, switching equipment and voice mail systems manufactured by American Telephone &
Telegraph Company, Rolm Corporation and International Telephone & Telegraph Company and generally costs between $50,000 and $500,000. The CAD/CAM systems leased by the Company include those produced by IBM, HP, Intergraph Corporation and Sun Microsystems, Inc. and cost between $50,000 and $700,000 per system. The Company also leases testing equipment, copying equipment, retail point of sale systems and bank automatic teller machines.

      Production Equipment and Other Personal Property. The Company is leasing an increasing amount of technology related manufacturing and distribution management systems. These systems include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. In addition, the Company leases a wide variety of personal property in the "non-high technology" area, including machine tools, trucks and office furniture.

      Software. Amplicon leases operating system software products and specialized application software packages. These application software packages typically cost between $50,000 and $500,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of mid-range computer systems and networks consists of operating and application software.

                             AMPLICON, INC.

Marketing Strategy

      The Company has developed and refined a direct marketing system utilizing a centralized telemarketing program. The program includes a system which creates and maintains a confidential data base of current and potential users of business property, a comprehensive formal training program to introduce new marketing employees to Amplicon's telemarketing techniques, and an in-house computer and telecommunications system.

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

      Amplicon identifies potential customers through a variety of methods. The Company purchases lists of computer users from private sources, conducts direct mail and telephone campaigns to generate sales leads, and maintains records of contacts made with potential customers by its account executives. In 1995, Amplicon installed new prospect management software to further enhance the productivity of its sales force. Specific information about potential customers is entered into an on-line proprietary data base accessible to each account executive through the personal computer network. As potential customers are contacted by account executives, the database is updated and supplemented with information about what computer and other equipment they are using, related lease expiration dates and any future equipment needs or replacement plans. The data base allows account executives to identify efficiently the most likely purchaser or lessee of equipment and to concentrate efforts on these prospective customers.

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

Leasing and Sales Activities

      The Company's leases are generally for terms ranging from two to five years. All of the Company's leases are noncancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Company retains ownership of the property it leases, and in the event of default by the lessee, the Company or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a mutually agreeable price, or in the case of a "conditional sales contract", at a predetermined minimum price, or to renew the lease. If the purchase option is not exercised by the original lessee, once the leased property is returned to the Company, the Company will endeavor to locate a new lessee -- however, if a new lessee cannot be located then the Company seeks to sell the equipment. The terms of the Company's software leases are substantially similar to its equipment leases.

                             AMPLICON, INC.

      The Company conducts its leasing business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase property until it has received a binding noncancelable lease from its customer and, generally, has determined that the lease can be discounted with a bank or financial institution on a nonrecourse basis. Accordingly, a substantial portion of the Company's leases are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. Approximately 92.4% and 88.8% of the total dollar amount of new leases entered into by the Company during the fiscal years ended June 30, 1996 and 1995, respectively, were discounted to financial institutions. The lender to which a lease has been assigned has no recourse against the Company, unless the Company is in default of the terms under the agreement by which a lease was assigned to the lender. The lender to which a lease has been assigned may take title to the leased property in the event the lessee fails to make lease payments or otherwise defaults under certain terms of the lease. If this occurs, the Company may not realize its residual investment in the leased property.

      From time to time, the Company invests cash generated from its activities into lease transactions meeting credit standards set by the Company. Some of these transactions are entered into when the value of the underlying property, or the credit profile of the lessee, would not be acceptable to a financial institution for purposes of making a nonrecourse loan to the Company. Each of these transactions must meet or exceed certain profitability requirements as established, on a case by case basis, by the Company's senior management. In addition the Company invests in lease transactions which the Company believes could be placed at a later date with nonrecourse lenders on a lease by lease basis or in a portfolio debt placement or securitization. At June 30, 1996 and 1995, the discounted minimum lease payments receivable relative to leases maintained in the Company's portfolio amounted to $39,427,656 and $32,107,972, respectively.

Customers

      The Company's customers are primarily subsidiaries and divisions of Fortune 1000 companies and middle-market companies with credit ratings acceptable to the lenders providing nonrecourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on its operations taken as a whole.

Competition

      The Company competes in the lease financing of computer systems and networks, software, and other equipment with equipment brokers and dealers, leasing companies, banks and other financial institutions and credit corporations which are affiliated with equipment manufacturers, such as, IBM, DEC and HP. The Company believes that there is increased competition for new business and that such competition is heightened during periods when key vendors introduce significant new products. Changes by the manufacturers of systems leased by the Company with respect to pricing, maintenance or marketing practices could materially affect the Company. In addition, if credit corporations affiliated with manufacturers become more aggressive with respect to the financing terms offered, the Company's operations could be adversely affected. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than Amplicon. The Company believes the principal competitive factors in the industry which it serves are price, responsiveness to customer needs, flexibility in structuring financing arrangements, financial technical proficiency and the offering of a broad range of financial options.

Employees

      The Company, as of June 30, 1996, had 227 employees, including 145 sales managers and account executives and 17 professionals engaged in finance and credit. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are satisfactory.

                             AMPLICON, INC.

ITEM 2. PROPERTIES

     At June 30, 1996, Amplicon occupied approximately 35,000 square feet of office space in Santa Ana, California leased from unaffiliated parties. The leases which cover the majority of the office space provide for monthly rental payments which average $52,859 from July 1996 through February 1998.

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

     None.

                                 PART II

ITEM 5.  MARKET  FOR  COMPANY'S COMMON EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

     The common stock of Amplicon, Inc. trades on the NASDAQ Stock Market under the symbol AMPI. The following high and low closing sale prices for the periods shown reflect interdealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.:

                                                        High         Low
Fiscal year ended June 30, 1996
First Quarter                                          $17.75      $15.75

Second Quarter                                          17.00       14.125

Third Quarter                                           16.00       14.25

Fourth Quarter                                          16.75       15.00

Fiscal year ended June 30, 1995

First Quarter                                          $21.50      $18.00

Second Quarter                                          19.75       17.25

Third Quarter                                           18.50       16.25

Fourth Quarter                                          17.25       14.00

     The Company had approximately 50 stockholders of record and in excess of 500 beneficial owners as of September 16, 1996.

      In September 1994, after considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. During each of the fiscal years ended June 30, 1996 and 1995 the Company declared cash dividends totaling $.20 per common share.

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

                                             YEARS ENDED JUNE 30,
INCOME STATEMENT DATA                 1996       1995      1994      1993   1992
                                      (in thousands, except per share amounts)
Revenues:
   Sales of equipment             $224,818 $178,413  $156,740  $139,384 $103,969
   Interest and investment income   31,141   25,794    24,357    23,697   25,668
   Rental income                     1,280    2,313       263       747      803
Total revenues                     257,239  206,520   181,360   163,828  130,440
Gross profit                        39,280   32,751    29,453    26,083   23,194
Earnings before income taxes        21,480   19,088    17,352    15,421   14,487

Net earnings                      $ 12,996 $ 11,548  $ 11,019  $  9,793 $  9,111

COMMON SHARE DATA

Net earnings per share            $   2.22 $   1.97  $   1.89  $   1.68 $   1.57

Weighted average number of
  common shares outstanding          5,849    5,860     5,849     5,831    5,813

Cash dividends per share          $    .20 $    .20  $    -0-  $    -0- $    -0-

SELECTED ANNUAL GROWTH RATES
Sales of equipment                     26%      14%       12%       34%    (21)%
Total revenues                         25       14        11        26     (16)
Net interest and investment income     14   (    4)        4     (   5)     22
Gross profit                           20       11        13        12      14
Net earnings                           13        5        13         7      22
Net earnings per share                 13        4        13         7      25

                                                    AS OF JUNE 30,
BALANCE SHEET DATA                   1996      1995      1994     1993     1992
                                       (in thousands, except per share data)
Total assets                      $460,000  $402,100  $384,584 $347,308 $307,529
Note payable to bank                   -0-       -0-    10,000      -0-      -0-
Nonrecourse debt                   279,109   238,614   225,746  211,191  193,611
Stockholders' equity               102,665    91,364    80,875   69,772   59,955
Book value per common share       $  17.58  $  15.57  $  13.81 $  11.96 $  10.29

                             AMPLICON, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended June 30, 1996 and 1995

      REVENUES. Total revenues for the fiscal year ended June 30, 1996 were $257,239,040, an increase of $50,718,790 or 25% from the prior year. This change was primarily the result of increases in sales of equipment by $46,405,165 and interest income by $5,512,386 offset by a decrease in rental income by $1,033,446. The increase in sales of equipment was primarily due to increased sales from new lease transactions which increased by 29%. Interest income for the fiscal year ended June 30, 1996 increased to $30,272,545 as compared to $24,760,159 for the fiscal year ended June 30, 1995, partially due to higher interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt) of $17,162,307 in the fiscal year ended June 30, 1996 versus $13,580,355 for the prior year. Investment income for fiscal year ended June 30, 1996 decreased by $165,315 to $868,456 as compared to $1,033,771 in the prior year primarily as a result of the Company maintaining lower investment balances throughout fiscal year 1996.

      Net interest income (interest and investment income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1996 increased by $1,765,119 or 14% to $13,978,694 as compared to $12,213,575 for fiscal year ended June 30, 1995. This net increase resulted primarily from increases in the amortization of net deferred income and higher interest income earned on larger residual investments.

      Rental income for the fiscal year ended June 30, 1996 of $1,279,928 decreased by $1,033,446 as compared to the fiscal year ended June 30, 1995, as a result of decreases in the volume of short-term lease renewals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1996 increased by $6,529,050, or 19.9%, to $39,279,934 compared to $32,750,884 for the fiscal year ended June 30, 1995. Gross profit as a percent of total revenues decreased to 15.3% of total revenues for fiscal 1996 compared to 15.9% of total revenues for the prior year. The principal factors which contributed to the increase in gross margin were improved profits from lease extensions, renewals and sales of equipment at the end of the lease term, greater income recognized on new lease transactions, and increases in net interest income as described above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.8% for the fiscal year ended June 30, 1996 as compared to 6.5% for the fiscal year ended June 30, 1995. Selling, general and administrative expenses for the fiscal year ended June 30, 1996 increased by $4,040,863 or 29.9% as compared to the prior year. This increase resulted primarily from higher sales personnel costs, and higher legal, administrative and variable office costs related to the increased business volume.

      INTEREST EXPENSE-OTHER. Interest expense-other was $246,590 for the year ended June 30, 1996 as compared to $149,967 for the year ended June 30, 1995. The increase of $96,623 is primarily the result of higher fiscal year 1996 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

     TAXES. The Company's tax rate was 39.5% for each of the fiscal years ended June 30, 1996 and 1995 representing its estimated annual tax rates for the years ending June 30, 1996 and 1995.

                             AMPLICON, INC.

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

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1995 increased by $3,297,460, or 11.2%, to $32,750,884 compared to $29,453,424 for the fiscal year ended June 30, 1994. Gross profit as a percent of total revenues decreased to 15.9% of total revenues for fiscal 1995 compared to 16.2% of total revenues for the prior year. Additionally, the cost of equipment sold as a percentage of sales of equipment increased to 89.7% for the fiscal year ended June 30, 1995 versus 89.4% for the fiscal year ended June 30, 1994. The principal factors which contributed to higher gross profit were increased profits from lease renewals, extensions and sales of equipment at the end of the lease term and greater income earned on new lease transactions, offset by decreases in net interest income as described above.

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

                             AMPLICON, INC.


Liquidity and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions. The lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a binding noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At June 30, 1996, the Company had outstanding nonrecourse debt aggregating $279,109,254 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains equipment leases in its own portfolio rather than assigning the leases to financial institutions. During the fiscal year 1996, the Company increased its net investment in leases by $7,701,437. This increase was primarily due to a higher volume of leases which the Company retained in its own lease portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At June 30, 1996, the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion, to repurchase up to 300,000 shares of the Company's common stock. During the year ended June 30, 1996, the Company repurchased 35,000 shares at an aggregate cost of $546,913. During the year ended June 30, 1995, the Company did not repurchase any shares. As of September 16, 1996, 60,678 shares remain available under this authorization.

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

                             AMPLICON, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   following   consolidated  financial  statements  and  supplementary
financial information are included herein at the pages indicated below:

                                                            Page Number

Report of Independent Public Accountants                       11

Consolidated Balance Sheets at June 30, 1996 and 1995          12

Consolidated Statements of Earnings for the years ended
 June 30, 1996, 1995 and 1994                                  13

Consolidated Statements of Stockholders' Equity for the
 years ended June 30, 1996, 1995 and 1994                      14

Consolidated Statements of Cash Flows for the years
 ended June 30, 1996, 1995 and 1994                            15

Notes to Consolidated Financial Statements                  16-25

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Amplicon, Inc.:



We have audited the accompanying consolidated balance sheets of Amplicon, Inc. (a California corporation) as of June 30, 1996 and
1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplicon, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   ARTHUR ANDERSEN LLP

Irvine, California
August 7, 1996

                             AMPLICON, INC.

                       CONSOLIDATED BALANCE SHEETS

                                                               June 30,
ASSETS                                                    1996           1995
Cash and cash equivalents (Notes 1 & 8)             $  8,614,357   $  6,311,688
Investment securities (Notes 8 & 9)                    1,181,967      9,243,797
Net receivables (Note 2)                              58,777,425     53,959,224
Inventories, primarily customer deliveries
   in process                                          2,456,193      5,651,210
Net investment in capital leases (Note 3)             74,196,115     58,686,813
Equipment on operating leases, less accumulated
   depreciation of $152,391 (1996) and
   $173,647 (1995)                                        34,567         36,009
Other assets                                           1,436,537      1,395,035
Discounted lease rentals assigned to lenders
   (Note 3)                                          313,303,087    266,815,903

                                                    $460,000,248   $402,099,679
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Note payable to bank (Note 4)                    $        -0-   $        -0-
   Accounts payable                                   10,287,123     11,411,175
   Accrued liabilities                                 3,996,621      4,722,808
   Customer deposits                                   7,710,851      6,851,718
   Nonrecourse debt (Note 3)                         279,109,254    238,614,209
   Deferred interest income (Note 5)                  34,193,833     28,201,694
   Net deferred income (Note 5)                        2,530,958        564,950
   Income taxes payable, including deferred
      taxes (Note 6)                                  19,507,072     20,369,450

                                                     357,335,712    310,736,002
Commitments and contingencies (Note 10)

Stockholders' equity (Notes 4 & 7):
   Preferred stock; 2,500,000 shares
      authorized; none issued                                -0-            -0-
   Common stock; $.01 par value; 20,000,000 shares
      authorized; 5,838,959 (1996) and 5,867,959 (1995)
      issued and outstanding                              58,390         58,680
   Additional paid in capital                          5,587,287      6,091,910
   Retained earnings                                  97,017,263     85,191,545
   Investment securities valuation adjustment (Note 9)     1,596         21,542

                                                     102,664,536     91,363,677

                                                    $460,000,248   $402,099,679

               The accompanying notes are an integral part
                  of these consolidated balance sheets.

                             AMPLICON, INC.

                   CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years ended June 30,
                                             1996          1995         1994
Revenues:
  Sales of equipment                   $224,818,111  $178,412,946  $156,740,338
  Interest income (Notes 1, 3 & 5)       30,272,545    24,760,159    24,003,426
  Investment income (Note 9)                868,456     1,033,771       353,467
  Rental income                           1,279,928     2,313,374       263,060
                                        257,239,040   206,520,250   181,360,291
Costs:
  Cost of equipment sold                200,531,313   160,065,968   140,186,036
  Interest expense on nonrecourse
    debt (Notes 1, 3 & 5)                17,162,307    13,580,355    11,659,414
  Depreciation of equipment on
    operating leases                        265,486       123,043        61,417

                                        217,959,106   173,769,366   151,906,867

Gross profit                             39,279,934    32,750,884    29,453,424

Selling, general and administrative
   expenses                              17,553,715    13,512,852    11,927,826

Interest expense-other                      246,590       149,967       174,059

Earnings before income taxes             21,479,629    19,088,065    17,351,539

Income taxes (Note 6)                     8,484,000     7,540,000     6,333,000

Net earnings                           $ 12,995,629  $ 11,548,065  $ 11,018,539

Net earnings per common share          $       2.22  $       1.97  $       1.89

Dividends declared per common
   share outstanding                   $        .20  $        .20  $        -0-

Weighted average number of common shares
   outstanding                            5,848,847     5,859,898     5,848,594

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Investment
                                         Additional              securities
                        Common Stock       paid in     Retained  valuation
                      Shares     Amount    capital     earnings  adjustment    Total
Balance,
 June 30, 1993      5,834,856   $58,349  $5,916,748  $63,797,062  $    -0-  $ 69,772,159

Shares issued -
 Stock options
 exercised             32,166       321     273,142          -0-       -0-       273,463

Shares
 repurchased       (   10,000)  (   100) (  188,650)         -0-       -0-  (    188,750)

Net earnings              -0-       -0-         -0-   11,018,539       -0-    11,018,539

Balance,
 June 30, 1994      5,857,022    58,570   6,001,240   74,815,601       -0-    80,875,411

Shares issued -
 Stock options
 exercised             10,937       110      90,670          -0-       -0-        90,780

Dividends declared        -0-       -0-         -0-  ( 1,172,121)      -0-   ( 1,172,121)

Investment securities
 valuation adjustment     -0-       -0-         -0-          -0-    21,542        21,542

Net earnings              -0-       -0-         -0-   11,548,065       -0-    11,548,065

Balance,
 June 30, 1995      5,867,959    58,680   6,091,910   85,191,545    21,542    91,363,677

Shares issued -
 Stock options
 exercised              6,000        60      41,940          -0-       -0-        42,000

Shares repurchased (   35,000)  (   350) (  546,563)         -0-       -0-   (   546,913)

Dividends declared         -0-       -0-         -0- ( 1,169,911)      -0-   ( 1,169,911)

Investment securities
 valuation adjustment      -0-       -0-         -0-         -0-  ( 19,946)  (    19,946)

Net earnings               -0-       -0-         -0-  12,995,629       -0-    12,995,629

Balance,
 June 30, 1996      5,838,959   $ 58,390 $5,587,287  $97,017,263  $  1,596  $102,664,536

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years ended June 30,
                                                           1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                         $ 12,995,629  $ 11,548,065  $ 11,018,539
Adjustments to reconcile net earnings to cash flows used for operating activities:
  Depreciation                                            265,486       123,043        61,417
  Sale or lease of equipment previously on
    operating leases, net                                 106,076        14,200        13,646
  Interest accretion of estimated unguaranteed
    residual values                                  (  3,471,891) (  3,136,893) (  3,115,186)
  Estimated unguaranteed residual values recorded
    on leases                                        ( 11,622,505) (  5,325,599) (  7,733,445)
  Interest accretion of net deferred income          (  2,351,292) (    556,823) (    984,918)
  Increase (decrease) in net deferred income            4,317,300  (  2,621,706)    2,691,736
  Net (decrease) increase in income taxes payable,
   including deferred taxes                          (    862,378)    5,107,952       988,676
  Net increase in net receivables                    (  4,818,201) ( 14,054,043) (  6,835,242)
  Net decrease (increase) in inventories                3,195,017  (    675,817)      865,601
  Net decrease in accounts payable and accrued
   liabilities                                       (  1,850,239) (  1,261,439) (  6,493,379)
Net cash used for operating activities               (  4,096,998) ( 10,839,060) ( 11,253,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities         (221,323,828) (236,143,494) (197,206,966)
  Proceeds from sale of available-for-sale securities 229,365,713   246,000,793   178,127,412
  Net increase in minimum lease payments receivable  ( 19,821,735) (    602,543) ( 23,476,863)
  Purchase of equipment on operating leases          (    370,119) (    122,889) (     61,433)
  Net (increase) decrease in other assets            (     41,502) (    320,123)       67,181
  Decrease in estimated unguaranteed residual values    7,286,531     9,683,219     7,313,130
Net cash (used for) provided by investing activities (  4,904,940)   18,494,963  ( 35,237,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals               12,120,298           -0-    23,406,774
  (Payment) borrowing on note payable secured by lease        -0-  ( 10,000,000)   10,000,000
  Payments to repurchase common stock                (    546,913)          -0-  (    188,750)
  Increase (decrease) in customer deposits                859,133  (    518,234)    3,440,128
  Dividends to stockholders                          (  1,169,911) (  1,172,121)          -0-
  Proceeds from exercise of stock options                  42,000        90,780       273,463
Net cash provided by (used for) financing activities   11,304,607  ( 11,599,575)   36,931,615

NET CHANGE IN CASH AND CASH EQUIVALENTS                 2,302,669  (  3,943,672) (  7,828,479)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6,311,688    10,255,360    18,083,839

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  8,614,357  $  6,311,688  $ 10,255,360

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders
 and related nonrecourse debt                        $ 40,495,045  $ 12,868,022  $ 14,555,482
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                           $    246,590  $    149,967  $    174,059
  Income taxes                                       $  9,346,378  $  3,034,283  $  5,366,715

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE YEARS ENDED JUNE 30, 1996

Note 1 - Summary of Significant Accounting Policies:
Nature of Operations

Amplicon leases and sells mid-range computers, peripherals, workstations, personal computer networks, telecommunications equipment, computer automated design and manufacturing equipment, office automation equipment, computer software and other items of business property to customers located throughout the United States.

Basis of Presentation

The  accompanying consolidated financial statements include the  accounts
of   the   Company  and  its  wholly-owned  subsidiaries.  All   material
intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

Inventories, which primarily represent partial deliveries of property on in-process lease transactions where the lessee is legally obligated to accept, are stated at the lower of cost (first-in, first-out method) or market value.

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Earnings per Common Share

Net earnings per common share are computed based on the weighted average number of common shares outstanding during each fiscal year (5,848,847 in 1996, 5,859,898 in 1995 and 5,848,594 in 1994).

Reclassifications

Certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform with the presentation of the fiscal 1996 consolidated financial statements.

Recent Accounting Pronouncements

The Company is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in fiscal year 1997. The Company expects that the adoption of this pronouncement will not have a material impact on its financial position or results of operations.

In fiscal 1997, the Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.
123").   This  statement  establishes financial accounting  and  reporting standards for stock-based compensation plans. The Company expects to continue to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as is permitted under SFAS No. 123, and to follow the pro forma net income and earnings per share disclosure requirements set forth in SFAS No. 123. The adoption of SFAS No. 123 will not impact the Company's results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," will be adopted by the Company for certain lease transactions occurring after January 1, 1997. The Company does not believe this adoption will have a material impact on its results of operations or financial position.

Note 2 - Receivables:

     The Company's net receivables consist of the following:

                                                       June 30,
                                                  1996         1995
      Financial institutions                  $45,991,788   $40,026,866
      Lessees                                  13,161,437    12,179,795
           Other                                  463,057     2,591,420
                                               59,616,282    54,798,081

      Less allowance for doubtful accounts    (   838,857)  (   838,857)

      Net receivables                         $58,777,425   $53,959,224

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Capital Leases:

  The Company's net investment in capital leases consists of the following:

                                                             June 30,
                                                        1996           1995
    Minimum lease payments receivable, less
     allowance for doubtful accounts of
     $856,585 in each year                          $45,351,427    $36,009,508
    Estimated unguaranteed residual value, less
     valuation allowance of $542,274 in each year    46,246,743     33,758,208
                                                     91,598,170     69,767,716

    Less unearned income                            (17,402,055)   (11,080,903)

    Net investment in capital leases                $74,196,115    $58,686,813

      The interest rates used to discount lease payments reflect the underlying lease rates and range from 6.35% to 14.50%.

      The estimated unguaranteed residual value represents the estimated amount to be received at lease termination from the disposition of equipment under the capital leases, discounted using the internal rate of return related to each specific capital lease.

      At June 30, 1996, a summary of the installments due on minimum lease
payments   receivable  and  the  expected  realization  of  the  Company's estimated unguaranteed residual value is as follows:

                                                       Estimated
                                        Minimum      unguaranteed
 Years ending                        lease payments    residual
   June 30,                            receivable       value         Total
     1997                             $20,804,976    $13,368,633   $34,173,609
     1998                              11,929,008      8,990,176    20,919,184
     1999                               7,954,049     12,990,134    20,944,183
     2000                               2,289,875      6,186,232     8,476,107
     2001                               2,004,575      3,729,005     5,733,580
   Thereafter                             368,944        982,563     1,351,507
                                       45,351,427     46,246,743    91,598,170

   Less unearned income               ( 5,923,771)   (11,478,284)  (17,402,055)
   Net investment in capital leases
     and estimated unguaranteed
     residual value                   $39,427,656    $34,768,459   $74,196,115

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.87% to 18.5%. Maturities of such obligations at June 30, 1996 are as follows:

     Years ending                                       Capital
       June 30,                                          leases
         1997                                       $116,226,867
         1998                                         82,167,946
         1999                                         46,674,354
         2000                                         23,210,595
         2001                                          9,218,157
     Thereafter                                        1,611,335
Total nonrecourse debt                               279,109,254
Deferred interest (Note 5)                            34,193,833

Total discounted lease rentals assigned to lenders  $313,303,087

Note 4 - Notes Payable to Bank:

     In August 1993, and as amended in December 1994 and January 1996, the Company negotiated a $20,000,000 general business loan agreement (the "Agreement") with a Bank. The Agreement, which provides for borrowings at the Bank's reference rate or the Bank's Offshore rate plus 1.25%, allows for advances through December 31, 1997 with rollover provisions to a term note, provided certain conditions are met by the Company. The term note is to be secured by certain qualifying leases and is to bear interest at the Bank's reference rate plus .50% or the Bank's Offshore rate plus 1.75%. The term note requires repayment in three equal quarterly installments of one eighth of the outstanding balance at the expiration date, commencing April 1, 1998, and one final payment on December 31, 1998 for the remaining balance.

      The Agreement is unsecured and excludes any arrangements for compensating balances; however, the Bank requires a commitment fee on the daily average unused amount of the Bank's $20,000,000 commitment. Under the provisions of the Agreement, the Company must maintain certain net worth requirements, a defined debt to net worth ratio and a defined ratio of certain assets to defined debt. As of June 30, 1996 and 1995, there were no outstanding balances on this Agreement.


Note 5 - Deferred Interest Income and Net Deferred Income:

      At June 30, 1996, deferred interest income of $34,193,833 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $34,193,833. See Note 3.

      At June 30, 1996, the expected recognition of net deferred income (deferred gross margin of $9,976,115 less deferred selling expenses of $7,445,157) on the Company's future statements of earnings is as follows:

          Years ending
            June 30,
             1997                                         $1,423,640
             1998                                            691,373
             1999                                            259,486
             2000                                            108,039
             2001                                             41,351
          Thereafter                                           7,069
                                                          $2,530,958

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Taxes:

      The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. From time to time, the Company is audited by various governmental taxing authorities and is currently under examination for fiscal years 1992 through 1994 by the Internal Revenue Service. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

     The provision for income taxes is summarized as follows:

                                                    Years ended June 30,
                                                1996       1995        1994
     Current tax expense:
       Federal                              $1,626,390  $4,618,165  $2,667,000
       State                                 1,186,017   2,032,998     600,000
                                             2,812,407   6,651,163   3,267,000
     Deferred tax expense:
       Federal                               5,460,980     750,594   2,371,000
       State                                   210,613     138,243     695,000
                                             5,671,593     888,837   3,066,000
                                            $8,484,000  $7,540,000  $6,333,000

      Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.


     The components of the deferred income tax provision (benefit) for the years ended June 30, 1996 and 1995 are as follows:

                                                        1996            1995
     Tax operating leases                            $7,387,427      $669,126
     Deferred selling expenses                          630,975      ( 90,508)
     Allowances and reserves                             62,486      (514,163)
     Alternative minimum tax credits                 (2,011,064)      957,968
     Depreciation other than on operating leases     (  377,176)     ( 45,519)
     State income taxes                              (   21,055)     ( 88,067)

     Deferred tax expense                            $5,671,593      $888,837

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Deferred income tax liabilities (assets) are comprised of the following:

                                                           June 30,
                                                     1996           1995
   Deferred income tax liabilities:
    Tax operating leases                         $29,456,276    $22,068,849
    Deferred selling expenses                      3,052,514      2,421,539
    Payments due                                         -0-      3,458,971
        Total liabilities                         32,508,790     27,949,359

    Deferred income tax assets:
     Allowances and reserves                     ( 1,566,862)   ( 1,629,348)
     Minimum tax credits/carryforwards           ( 7,570,197)   ( 5,559,133)
     Refunds due                                 ( 3,075,000)            -0-
     Depreciation other than on operating leases (   560,936)   (   183,760)
     State income taxes                          (   228,723)   (   207,668)
         Total assets                            (13,001,718)   ( 7,579,909)

    Net deferred income tax liabilities         $19,507,072    $20,369,450

      The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

                                                    Years ended June 30,
                                                1996       1995       1994
     Federal statutory rate                     35.0%      35.0%      35.0%
     State tax, net of federal benefit           4.8        4.8        4.8
     Other                                     (  .3)     (  .3)     ( 3.3)
        Effective rate                          39.5%      39.5%      36.5%

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

      In August 1985, the Company's stockholders approved a Stock Option Plan (the "1985 Plan"), which, as amended, provides that stock options may be granted to officers, employees, consultants and other persons who have made, or will make, major contributions toward the growth and development of the Company. Stock options that are granted may entitle the recipient to purchase shares of the Company's common stock at prices greater than, equal to or less than the estimated fair market value at the date of the grant. Under the 1985 Plan, stock options become exercisable over a three or five year period, commencing with the first anniversary of the date of the grant, and expire ten years from the date of the grant. The Company has reserved 650,000 shares of common stock for issuance under the 1985 Plan. No further grants will be made under the 1985 Plan.

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes the activity in the 1985 Plan for the periods indicated:

                                                      Exercise
                                         Options       price       Options
                                       outstanding   per share   exercisable
    Outstanding at June 30,  1993       416,257   $  .28 - 19.50
     Granted                            124,667    18.00 - 20.25
     Canceled                          ( 52,867)    7.00 - 20.25
     Exercised                         ( 32,166)    7.00 - 17.25

    Outstanding at June 30, 1994        455,891      .28 - 20.25
     Granted                            149,000    15.75 - 21.00
     Canceled                          (124,604)     .28 - 20.25
     Exercised                         ( 10,937)    1.68 - 13.00

    Outstanding at June 30, 1995        469,350     7.00 - 21.00
     Granted                                -0-         N/A
     Canceled                          ( 11,200)   16.25 - 21.00
     Exercised                         (  6,000)            7.00
    Outstanding at June 30, 1996        452,150   $ 7.00 - 21.00   258,183

     In November 1995, the Company's stockholders approved the 1995 Equity Participation Plan (the "1995 Plan") which succeeds the 1985 Plan. The 1995 Plan provides for the granting of options, restricted stock and stock appreciation rights ("SARs") to key employees, directors and consultants of the Company. Under the 1995 Plan, the maximum number of shares of Common Stock that may be issued upon the exercise of options or SARs, or upon the vesting of restricted stock awards, is 500,000. The maximum number of available shares of Common Stock will increase by an amount equal to one percent (1%) of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year. Each grant or issuance under the 1995 Plan will be set forth in a separate agreement and will indicate, as determined by the stock option committee, the type, terms, vesting period and conditions of the award. There have been no grants or issuances during the year ended June 30, 1996 under the 1995 Plan.

Note 8 - Fair Value of Financial Instruments:

     The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"). The estimates were made as of June 30, 1996 and 1995 based on relevant market information at these respective times.

     Fair value is a subjective and imprecise measurement that is based on assumptions and market data which require significant judgment and may only be valid at a particular point in time. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Accordingly, management cannot provide assurance that the fair values presented are indicative of the amounts that the Company could realize in a current market exchange.

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows:

                                                  June 30,
                                  1996         1996        1995        1995
                                             Estimated               Estimated
                               Book Value   Fair Value   Book Value  Fair Value
 Financial Assets:
  Cash and cash equivalents   $ 8,614,357   $8,614,357  $ 6,311,688  $6,311,688
  Investment securities         1,180,371    1,181,967    9,222,255   9,243,797

Cash and Cash Equivalents: For cash, the book value is a reasonable estimate of fair value. For cash equivalents the estimated fair value is based on the respective market prices.

Investment Securities: The fair value of investment securities is based upon the criteria established under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115," see Note 9). Book value is based upon cost.

      The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

Note 9 - Investment Securities

     Effective with the beginning of fiscal year 1995, the Company adopted SFAS No. 115 which requires certain disclosures for investments in debt and equity securities regardless of maturity. SFAS No. 115 requires that all investments be classified as trading securities, available-for-sale securities and held-to-maturity securities. Under the criteria established by SFAS No. 115, the Company has classified all of its investments as available-for-sale securities. SFAS No. 115 requires that available-for-sale securities be reported at fair value and that the
unrealized   gain  or  loss  be  reported  as  a  separate  component   of
stockholders' equity (net of the effect of income taxes) until the investments are sold. At the time of the sale, the respective gain or loss, calculated by the specific identification method, will be recognized as a component of operating results.

The following is a summary of investment securities as of June 30, 1996 and 1995:

                                                  Gross       Gross     Estimated
                                    Amortized   Unrealized  Unrealized     Fair
June 30, 1996                         Cost        Gains       Losses      Value
 Available-for-sale securities
 Corporate debt securities         $1,180,371   $ 1,596     $    -0-   $1,181,967

June 30, 1995
 Available-for-sale securities
 U.S. Treasury securities and obligations
  of U.S. government agencies      $7,262,255   $21,542     $    -0-   $7,283,797
 Corporate debt securities          1,960,000       -0-          -0-    1,960,000
                                   $9,222,255   $21,542     $    -0-   $9,243,797

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the available-for-sale securities at June 30, 1996 and 1995, by contractual maturity, are shown below.

                                          1996                    1995
                                    Cost     Fair Value     Cost     Fair Value
Available-for-sale securities
Due in 3 months or less          $1,180,371  $1,181,967  $9,222,255  $9,243,797

Investment income for the year ended June 30, 1996 and 1995 consisted of the following:

                                             1996        1995
Interest income                         $  830,873   $  655,716
Gross realized gains                        37,583      378,055
                                        $  868,456   $1,033,771

Note 10 - Commitments and Contingencies:

Leases

      The Company leases its corporate offices under several operating leases which all expire in fiscal 1998. Rent expense was $577,416 (1996), $472,036 (1995) and $419,526 (1994).

     Future minimum lease payments under operating leases are as follows:

          Years Ending                              Future Minimum
            June 30,                                Lease Payments
             1997                                    $  645,324
             1998                                       411,847
                                                     $1,057,171

Litigation

      The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

     Effective July 1, 1992, employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company will make contributions equal to 25 percent of employee contributions which will completely vest over a seven year period. The Company has made contributions during the years ended June 30, 1996, 1995, and 1994 of $16,036, $38,183, and $39,602, respectively.

                             AMPLICON, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Selected Quarterly Financial Data (Unaudited):

    Summarized quarterly financial data for the fiscal years ended June 30, 1996 and 1995 is as follows:

                                            Three Months Ended
                            September 30, December 31,  March 31,   June 30,
                                  (In thousands, except per share amounts)
    1996
Total revenues                 $56,416       $65,634     $66,842     $68,347
Gross profit                     8,611         9,322      10,439      10,908

Net earnings                     2,654         3,191       3,348       3,803
Net earnings per common share  $   .45       $   .55     $   .57     $   .65

Dividends declared per
   common share                $   .05       $   .05     $   .05     $   .05

    1995

Total revenues                 $44,725       $51,637     $53,503     $56,655
Gross profit                     7,479         8,068       8,389       8,815

Net earnings                     2,511         3,001       2,940       3,096
Net earnings per common share  $   .43       $   .51     $   .50     $   .53

Dividends declared per
  common share                 $   .05       $   .05     $   .05     $   .05

                             AMPLICON, INC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1996 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1996 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1996 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1996 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                             AMPLICON, INC.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

     (1) Financial Statements

           All  financial statements of the Registrant as set forth  under
Part II
          Item 8 of this report on Form 10-K

     (2) Financial Statement Schedules:

  Schedule Number     Description                            Page Number

     II.              Valuation and Qualifying Accounts               29

          All  other  schedules are omitted because  of  the  absence  of
conditions  under  which  they  are  required  or  because  all   material
information required to be reported is included in the consolidated financial statements and notes thereto.

    (3) Exhibits:

         See Index to Exhibits filed as part of this Form 10-K     30-32

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of fiscal 1996.

                             AMPLICON, INC.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMPLICON, INC.



          By   S. Leslie Jewett /s/               Date: September 24, 1996
               S. Leslie Jewett
               Chief Financial Officer

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

Signature                 Title                           Date


Patrick E. Paddon /s/   President, Chief Executive      September 24, 1996
Patrick E. Paddon       Officer and Director



Glen T. Tsuma /s/       Vice President, Treasurer,      September 24, 1996
Glen T. Tsuma           Chief Operating Officer and Director



S. Leslie Jewett /s/    Chief Financial Officer         September 24, 1996
S. Leslie Jewett



Michael H. Lowry /s/    Director                        September 18, 1996
Michael H. Lowry



Harris Ravine /s/
Harris Ravine          Director                         September 20, 1996

                             AMPLICON, INC.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                                  Balance     Charged to   Accounts    Balance
                                 Beginning     Costs and   Written    at End of
Classifications                  of Period     Expenses      Off        Period
Year ended June 30, 1994:

Allowance for doubtful accounts   $1,020,125   $300,200   $    -0-  $1,320,325
Allowance for valuation of
  unguaranteed residual value     $  394,403   $147,871   $    -0-  $  542,274

Year ended June 30, 1995:

Allowance for doubtful accounts   $1,320,325   $381,585   $  6,468  $1,695,442
Allowance for valuation of
  unguaranteed residual value     $  542,274   $    -0-   $    -0-  $  542,274

Year ended June 30, 1996

Allowance for doubtful accounts   $1,695,442   $    -0-   $    -0-  $1,695,442
Allowance for valuation of
  unguaranteed residual value     $  542,274   $    -0-   $    -0-  $  542,274

Note: The allowance for doubtful accounts includes balances related to receivables and capital leases described in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

                        AMPLICON, INC.
                      INDEX OF EXHIBITS

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

 10.6 Form of Assignment of Lease - Without Recourse between the Company and Circle Business Credit, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1)

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

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

 10.13         Sublease Agreement and Amendment No. 1, dated
               October 31,1990 and November 28, 1990, respectively, between the Company and Griffin Financial Services
               (incorporated by reference to Exhibit 10.13 to the Registrant's 1992 Form 10-K)

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

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit                                Page No.

10.16 Security Agreement dated as of December 23, 1993 and all amendments C, D, & E, dated April 19, 1994,
               July 18, 1994 and August 30, 1994, respectively between the Company and The CIT Group/Equipment
               Financing, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's 1994 Form 10-K).

10.17 Amendment One to Business Loan Agreement, dated as of December 16, 1994, between the Company and Bank of America (incorporated by reference to Exhibit 10.17 to the Registrant's 1995 Form 10-K).

10.18 Amendment Two to Business Loan Agreement, dated as of January 23, 1996, between the Company and Bank of America (incorporated by reference to Exhibit 10.18 to the Registrant's December 31, 1995 Form 10-Q).

11             Computation of Earnings per Share of Common Stock           33

22 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's 1988 Form 10-K)

                             AMPLICON, INC.

     EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                                                    Years Ended June 30,

                                             1996         1995          1994
Net earnings                             $12,995,629  $11,548,065  $11,018,539

Weighted average number of common shares
 outstanding assuming no exercise of
 outstanding options                       5,848,847    5,859,898    5,848,594

Dilutive stock options using the
 treasury stock method                        (A)          (A)          (A)
                                           5,848,847    5,859,898    5,848,594


Net earnings per common share            $      2.22   $     1.97   $     1.89

(A) Dilution is less than 3% and deemed immaterial; therefore, stock options are not included for earnings per share calculation.
                                  33