Form 10-Q
period 1996-09-30
AMPLICON INC
filed 1996-11-06
CIK 803016

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[Mark One]
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at October 21, 1996

Common Stock, $.01 par value                      5,833,959

                             AMPLICON, INC.

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                 NUMBER

Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1996
        (unaudited) and June 30, 1996                              3

        Consolidated Statements of Earnings - Three months
        ended September 30, 1996 and 1995 (unaudited)              4

        Consolidated Statements of Cash Flows - Three months
        ended September 30, 1996 and 1995 (unaudited)              5

        Notes to Consolidated Financial Statements (unaudited).  6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      8-9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          10

Signature                                                         11

                             AMPLICON, INC.

                       CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)        (AUDITED)
                                              September 30,       June 30,
ASSETS                                            1996             1996
Cash and cash equivalents                     $  4,158,000      $  8,614,000
Investment securities                            6,134,000         1,182,000
Net receivables                                 67,777,000        58,777,000
Inventories, primarily customer
  deliveries in process                          2,931,000         2,456,000
Net investment in capital leases                81,208,000        75,945,000
Net equipment on operating leases                       -0-           35,000
Other assets                                     1,492,000         1,437,000
Discounted lease rentals assigned to lenders   319,189,000       313,303,000

                                              $482,889,000      $461,749,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts  payable                            $ 19,835,000      $ 10,287,000
 Accrued liabilities                             3,137,000         3,997,000
 Customer deposits                               8,818,000         7,711,000
 Nonrecourse debt                              285,162,000       279,109,000
 Deferred interest income                       34,027,000        34,194,000
 Net deferred income                             4,861,000         4,279,000
 Income taxes payable, including
   deferred taxes                               21,580,000        19,507,000

                                               377,420,000       359,084,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
   authorized; none issued                              -0-               -0-
  Common stock; $.01 par value; 20,000,000
   shares authorized; 5,833,959 and 5,838,959
   issued and outstanding, as of September 30,
   1996 and June 30, 1996, respectively             58,000            58,000
  Additional paid in capital                     5,506,000         5,588,000
  Retained earnings                             99,897,000        97,017,000
  Investment securities valuation adjustment         8,000             2,000

                                               105,469,000       102,665,000

                                              $482,889,000      $461,749,000

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                         Three months ended September 30,
                                            1996                   1995
Revenues:
  Sales of equipment                     $57,137,000           $48,663,000
  Interest income                          8,775,000             7,333,000
  Investment income                          117,000               270,000
  Rental income                              428,000               150,000
                                          66,457,000            56,416,000

Costs:
  Cost of equipment sold                  51,614,000            43,860,000
  Interest expense on nonrecourse debt     4,636,000             3,916,000
  Depreciation of equipment on
    operating leases                          35,000                29,000
                                          56,285,000            47,805,000

Gross profit                              10,172,000             8,611,000

Selling, general and administrative
    expenses                               4,904,000             4,073,000

Interest expense-other                        27,000                78,000

Earnings before income taxes               5,242,000             4,460,000

Income taxes                               2,070,000             1,806,000

Net earnings                             $ 3,172,000           $ 2,654,000

Net earnings per common share            $       .54           $       .45

Dividends declared per common share      $       .05           $       .05

Weighted average number of common shares
   outstanding                             5,835,318             5,868,676

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended September 30,
                                                        1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                        $ 3,172,000       $ 2,654,000
Adjustments to reconcile net earnings to cash flows
  (used for) provided by operating activities:
  Depreciation                                           15,000            29,000
  Sale or lease of equipment previously on
    operating leases, net                                20,000                -0-
  Interest accretion of estimated unguaranteed
    residual values                                 ( 1,076,000)      (   758,000)
  Estimated unguaranteed residual values recorded
    on leases                                       ( 2,684,000)      ( 1,781,000)
  Interest accretion of net deferred income         (   925,000)      (   142,000)
  Increase in net deferred income                     1,507,000           141,000
  Net increase (decrease) in income taxes payable,
    including deferred taxes                          2,073,000       ( 1,334,000)
  Net increase in net receivables                   ( 9,000,000)      (   246,000)
  Net (increase) decrease in inventories            (   475,000)        4,647,000
  Net increase (decrease) in accounts payable and
    accrued liabilities                               8,688,000       ( 6,600,000)
Net cash provided by (used for) operating activities  1,315,000       ( 3,390,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities        (45,635,000)      (38,600,000)
  Proceeds from sale of available-for-sale
    securities                                       40,689,000        36,454,000
  Net increase in minimum lease payments receivable ( 3,593,000)      (   878,000)
  Purchase of equipment on operating leases                  -0-      (    32,000)
  Net increase in other assets                      (    55,000)      (   180,000)
  Decrease in estimated unguaranteed residual values  2,090,000         1,737,000
Net cash used for investing activities              ( 6,504,000)      ( 1,499,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in customer deposits                       1,107,000         1,744,000
  Dividends to stockholders                         (   292,000)      (   293,000)
  Proceeds from exercise of stock options                    -0-           42,000
  Purchase of Common Stock                          (    82,000)               -0-
Net cash provided by financing activities               733,000         1,493,000

NET CHANGE IN CASH AND CASH EQUIVALENTS             ( 4,456,000)      ( 3,396,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      8,614,000         6,312,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 4,158,000       $ 2,916,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders and related
  nonrecourse debt                                  $ 5,886,000       $10,646,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                          $    27,000       $    78,000
  Income taxes                                      $    62,000       $ 3,140,000

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 1996 and the statements of earnings and cash flows for the three month periods ended September 30, 1996 and 1995. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

     Reclassifications

Certain   reclassifications  have  been  made  to  the  June   30,   1996
consolidated balance sheet to conform with the presentation of the consolidated balance sheet as of September 30, 1996.

NOTE 2- BALANCE SHEET

At September 30, 1996, deferred interest income of $34,027,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $34,027,000.

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

The following is a summary of investment securities as of September 30, 1996 and 1995:

                                           Gross        Gross        Estimated
                               Amortized   Unrealized   Unrealized   Fair
                                 Cost      Gains        Losses       Value
Available-for-sale securities
September 30,1996
Mortgage-backed securities    $ 2,388,000  $ 4,000      $    -0-    $ 2,392,000
Corporate  debt securities      3,738,000    4,000           -0-      3,742,000
                              $ 6,126,000  $ 8,000      $    -0-    $ 6,134,000
September 30, 1995
Mortgage-backed securities    $ 5,279,000  $ 6,000      $    -0-    $ 5,285,000
Corporate debt securities       6,089,000    7,000           -0-      6,096,000
                              $11,368,000  $13,000      $    -0-    $11,381,000

                             AMPLICON, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The  estimated  fair  value  of  the  available-for-sale  securities   at
September 30, 1996 and 1995, by contractual maturity, are shown below.

                                       September 30,        September 30,         _
                                   1996         1996        1995       1995
                                   Cost      Fair Value     Cost     Fair Value
Available-for-sale securities
Due in 3 months or less         $ 6,126,000 $ 6,134,000  $11,368,000 $11,381,000

Investment income for the three months ended September 30, 1996 and 1995 consisted of the following:

                                                  September 30,
                                               1996           1995
Interest income                         $    114,000   $     266,000
Gross realized gains                           3,000           4,000
                                        $    117,000   $     270,000

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 1996 and 1995

      REVENUES. Total revenues for the three months ended September 30, 1996 were $66,457,000, an increase of $10,041,000 or 17.8% as compared to the three months ended September 30, 1995. The increase from the prior year was primarily the result of increases in sales of equipment and interest income. Sales of equipment increased by $8,474,000 or 17.4% to $57,137,000 in the quarter ended September 30, 1996 as compared to $48,663,000 in the quarter ended September 30, 1995. The Company believes the increase in sales of equipment was primarily due to the increased volume of new lease transactions as well as strong growth in sales from lease extensions and property sales. Interest income for the quarter ended September 30, 1996 increased by $1,442,000 or 19.7% to $8,775,000 as compared to $7,333,000 in the same quarter in the prior year. The three months ended September 30, 1996 and 1995 included amounts of $4,636,000 and $3,916,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended September 30, 1996, net of interest income on discounted lease rentals assigned to lenders, increased by $722,000 or 21.1% to $4,139,000 as compared to $3,417,000 for the three months ended September 30, 1995. This increase is primarily the result of increased accretion of deferred income and higher interest income realized from a larger investment in residual values. Investment income decreased by $153,000 or 56.7% to $117,000 as compared to $270,000 for the same period in the prior year. This decrease can be attributed to lower investment in securities during the three months ended September 30, 1996. Rental income increased by $278,000 to $428,000 in the three months ended September 30, 1996 as compared to $150,000 for the three months ended September 30, 1995 due to an increase in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the quarter ended September 30, 1996 of $10,172,000, or 15.3% of total revenues, increased by $1,561,000 or 18.1% as compared to $8,611,000, or 15.3% of total revenues, for the quarter ended September 30, 1995. The principal factors which contributed to increased gross profit were higher profits from lease extensions and sales of lease property and higher net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues was 7.4% and 7.2% for the quarters ended September 30, 1996 and 1995, respectively. Selling, general and administrative expenses increased by $831,000 or 20.4% primarily due to higher expenses related to the sales organization and increased general and legal costs related to the increased volume of lease transactions.

      TAXES. The Company's tax rate was 39.5% for the quarters ended September 30, 1996 and 1995 representing its estimated annual tax rate for the years ending June 30, 1997 and 1996.



                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
                               (continued)

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At September 30, 1996, the Company had outstanding nonrecourse debt aggregating $285,162,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the three months ended September 30, 1996, the Company increased its net investment in leases held in its own portfolio by $3,593,000 from June 30, 1996. This increase was primarily due to an increased volume of lease renewals.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At September 30, 1996 the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion to repurchase up to 300,000 shares of the Company's Common Stock. Under this authorization 60,678 shares remain available for repurchase.

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

                             AMPLICON, INC.



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) 8-K Reports

          There were no reports on Form 8-K for the three months ended September 30, 1996.

                             AMPLICON, INC.

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMPLICON,  INC.
                                           Registrant



DATE:  November 4, 1996             BY:    S.  LESLIE JEWETT /s/
                                           S. LESLIE JEWETT
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)