Form 10-Q
period 1996-12-31
AMPLICON INC
filed 1997-02-14
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1996

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

                                   Yes     X      No

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of January 24, 1997 was 5,836,259.

                             AMPLICON, INC.

                                 INDEX

                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - December 31, 1996
     (unaudited) and June 30, 1996                                 3

     Consolidated Statements of Earnings - Three months and six
     months ended December 31, 1996 and 1995 (unaudited)           4

     Consolidated Statements of Cash Flows - Six months
     ended December 31, 1996 and 1995 (unaudited)                  5

     Notes to Consolidated Financial Statements (unaudited)      6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      8-9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          10

Signature                                                         11

                             AMPLICON, INC.

                       CONSOLIDATED BALANCE SHEETS


                                         (UNAUDITED)       (AUDITED)
                                         December 31,       June 30,
ASSETS                                       1996             1996
                                         ------------    -----------
Cash and cash equivalents                $ 10,194,000    $  8,614,000
Investment securities                         997,000       1,182,000
Net receivables                            75,487,000      58,777,000
Inventories, primarily customer               926,000       2,456,000
deliveries in process
Net investment in capital leases           83,139,000      75,945,000
Net equipment on operating leases                 -0-          35,000
Other assets                                1,453,000       1,437,000
Discounted lease rentals assigned to
lenders                                   314,311,000     313,303,000
                                         ------------    ------------

                                         $486,507,000    $461,749,000
                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                       $ 20,621,000    $ 10,287,000
  Accrued liabilities                       4,992,000       3,997,000
  Customer deposits                         9,043,000       7,711,000
  Nonrecourse debt                        280,515,000     279,109,000
  Deferred interest income                 33,796,000      34,194,000
  Net deferred income                       4,603,000       4,279,000
  Income taxes payable, including
  deferred taxes                           23,892,000      19,507,000
                                         ------------    ------------

                                          377,462,000     359,084,000
                                         ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
   authorized; none issued                        -0-             -0-
  Common stock; $.01 par value;
   20,000,000 shares authorized;
   5,836,259 and 5,838,959 issued and
   outstanding, as of December 31, 1996
   and June 30, 1996 respectively              58,000          58,000
Additional paid in capital                  5,543,000       5,588,000
Retained earnings                         103,443,000      97,017,000
Investment securities valuation
adjustment                                      1,000           2,000
                                         ------------    ------------

                                          109,045,000     102,665,000
                                         ------------    ------------

                                         $486,507,000    $461,749,000
                                         ============    ============

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (In Thousands, Except Per Share Amounts)

                              Three Months Ended   Six Months Ended
                                 December 31,        December 31,
                                1996      1995       1996      1995
                              --------  --------   --------  --------
Revenues:
  Sales of equipment          $ 65,026  $ 58,123   $122,163  $106,787
  Interest income                8,989     7,084     17,764    14,418
  Investment income                184       197        301       467
  Rental income                    233       230        661       379
                              --------  --------   --------  --------

                                74,432    65,634    140,889   122,051
                              --------  --------   --------  --------

Cost of equipment sold          57,884    52,172    109,499    96,033
Interest expense on
 nonrecourse debt                4,769     4,117      9,405     8,032
Depreciation of equipment
 on operating leases                59        23         93        52
                              --------  --------   --------  --------

                                62,712    56,312    118,997   104,117
                              --------  --------   --------  --------

Gross profit                    11,720     9,322     21,892    17,934

Selling, general and
 administrative expenses         5,308     4,119     10,211     8,192

Interest expense-other              69         2         96        81
                              --------  --------   --------  --------

Earnings before income taxes     6,343     5,201     11,585     9,661

Income taxes                     2,506     2,010      4,576     3,816
                              --------  --------   --------  --------

Net earnings                  $  3,837  $  3,191   $  7,009  $  5,845
                              ========  ========   ========  ========

Net earnings per common
 share                        $    .66  $    .55   $   1.20  $   1.00
                              ========  ========   ========  ========

Dividends declared per
 common share outstanding     $    .05  $    .05   $    .10  $    .10
                              ========  ========   ========  ========

Weighted average number of
 common shares outstanding       5,835     5,848      5,835     5,859
                              ========  ========   ========  ========



                 The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          Six Months Ended December 31,
                                              1996             1995
                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $  7,009,000      $  5,845,000
Adjustments to reconcile net earnings
 to cash flows (used for) provided by
 operating activities:
  Depreciation                                 73,000            52,000
  Sales or lease of equipment previously
   on operating leases, net                    20,000               -0-
  Interest accretion of estimated
   unguaranteed residual values          (  2,207,000)     (  1,517,000)
  Estimated unguaranteed residual values
   recorded on leases                    (  5,163,000)     (  5,831,000)
  Interest accretion of net deferred
   income                                (  1,908,000)     (    273,000)
  Increase in net deferred income           2,232,000         1,291,000
  Net increase in income taxes payable,
   including deferred taxes                 4,385,000           670,000
  Net (increase) decrease in net
   receivables                           ( 16,710,000)        1,995,000
  Net decrease in inventories               1,530,000           288,000
  Net increase (decrease) in accounts
   payable and accrued liabilities         11,329,000      (  1,293,000)
                                         ------------      ------------
  Net cash provided by operating
   activities                                 590,000         1,227,000
                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale
   securities                            (130,079,000)     ( 68,846,000)
  Proceeds from sale of available-for-
   sale securities                        130,263,000        73,686,000
  Net increase in minimum lease payments
   receivable                            (  5,111,000)     ( 12,037,000)
  Purchase of equipment on operating
   leases                                (     58,000)     (     43,000)
  Net increase in other assets           (     16,000)     (    155,000)
  Decrease in estimated unguaranteed
   residual values                          5,287,000         3,362,000
                                         ------------      ------------
Net cash provided by (used for) investing
 activities                                   286,000      (  4,033,000)
                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Assignment of discounted lease rentals           -0-        12,120,000
 Increase in customer deposits              1,332,000         2,137,000
 Purchase of common stock                 (    82,000)     (    546,000)
 Dividends to stockholders                (   583,000)     (    588,000)
 Proceeds from exercise of stock options       37,000            42,000
                                         ------------      ------------
Net cash provided by financing activities     704,000        13,165,000
                                         ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS     1,580,000        10,359,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                     8,614,000         6,312,000
                                         ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                  $ 10,194,000      $ 16,671,000
                                         ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to
lenders and related nonrecourse debt     $  1,008,000      $ 33,042,000
                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                $     96,000      $     81,000
                                         ============      ============

 Income taxes                            $    191,000      $  3,146,000
                                         ============      ============



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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 1996 and the statements of earnings and cash flows for the three and six month periods ended December 31, 1996 and 1995. The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

     Reclassifications

Certain   reclassifications  have  been  made  to  the  June   30,   1996
consolidated balance sheet to conform with the presentation of the consolidated balance sheet as of December 31, 1996.

NOTE 2- BALANCE SHEET

At December 31, 1996, deferred interest income of $33,796,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $33,796,000.

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

The following is a summary of investment securities as of December 31, 1996 and 1995:

                                   Gross         Gross        Estimated
                      Amortized    Unrealized    Unrealized   Fair
                      Cost         Gains         Losses       Value
                      ---------    ----------    ----------   ---------
Available-for-sale
 securities
December 31, 1996
Corporate debt
 securities           $  996,000   $ 1,000       $   -0-      $  997,000
                      ==========   =======       =======      ==========

December 31, 1995
Mortgage-backed
securities            $1,397,000   $ 3,000       $   -0-      $1,400,000
Corporate debt
securities             2,985,000     4,000           -0-       2,989,000
                      ----------   -------       -------      ----------

                      $4,382,000   $ 7,000       $   -0-      $4,389,000
                      ==========   =======       =======      ==========

                             AMPLICON, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The estimated fair value of the available-for-sale securities at December 31, 1996 and 1995, by contractual maturity, are shown below.

                            December 31,               December 31,
                         1996         1995          1996       1995
                         Cost       Fair Value      Cost     Fair Value
                      ---------     ----------   ---------   ----------
Available-for-sale
 securities
Due in three months
 or less              $ 996,000     $ 997,000    $4,382,000  $4,389,000
                      =========     =========    ==========  ==========

Investment income for the three and six months ended December 31, 1996 and 1995 consisted of the following:

                        Three Months Ended            Six Months Ended
                       1996            1995         1996          1995
                     --------       ---------     --------   ----------
Interest income      $182,000       $ 190,000     $296,000   $  456,000
Gross realized gains    2,000           7,000        5,000       11,000
                     --------       ---------     --------   ----------
                     $184,000       $ 197,000     $301,000   $  467,000
                     ========       =========     ========   ==========

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1996 and 1995

      REVENUES. Total revenues for the three months ended December 31, 1996 were $74,432,000 an increase of $8,798,000 or 13.4% as compared to the three months ended December 31, 1995. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $6,903,000 or 11.9% to $65,026,000 in the quarter ended December 31, 1996 as compared to $58,123,000 in the quarter ended December 31, 1995. The primary reason for the increase in sales of equipment was a significant increase in sales of leased property at the end of the lease term. Interest income for the quarter ended December 31, 1996 increased by $1,905,000 or 26.9% to $8,989,000 as compared to
$7,084,000 in the same quarter in the prior year. The three months ended December 31, 1996 and 1995 included amounts of $4,769,000 and $4,117,000 respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended December 31, 1996, net of interest expense on discounted lease rentals assigned to lenders, increased by $1,253,000 or 42.2% to $4,220,000 as compared to $2,967,000 for the three months ended December 31, 1995. This increase is primarily the result of increased accretion of deferred income and higher interest income realized from a larger investment in residual values. Investment income decreased by $13,000 or 6.6% to $184,000 as compared to $197,000 for the same period in the prior year. This slight decrease can be attributed to lower cash balances invested in securities during the three months ended December 31, 1996. Rental income slightly increased by $3,000 to $233,000 in the three months ended December 31, 1996, compared to $230,000 for the three months ended December 31, 1995.

      GROSS PROFIT. Gross profit for the quarter ended December 31, 1996 of $11,720,000 increased by $2,398,000 or 25.7% as compared to $9,322,000 for the quarter ended December 31, 1995. As a percent of total revenues, gross margin increased to 15.7% in the three months ended December 31, 1996 as compared to 14.2% in the same period in the prior year. The principal factors which contributed to increased gross profit were higher profits from sales of leased property and higher net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 7.1% and 6.3% for the quarters ended December 31, 1996 and 1995, respectively. Selling, general and administrative expenses increased by $1,189,000 or 28.9% primarily due to higher salaries, employee benefit costs and legal expenses.

      TAXES.  The Company's tax rate was 39.5% and 38.6% for the quarters
ended  December  31,  1996  and  1995,  respectively,  representing   its
estimated annual tax rate for the years ending June 30, 1997 and 1996.

Six Months Ended December 31, 1996 and 1995

     REVENUES. Total revenues for the six months ended December 31, 1996 were $140,889,000, an increase of $18,838,000 or 15.4% as compared to the six months ended December 31, 1995. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of
equipment  increased by $15,376,000 or 14.4% to          $122,163,000  in
the six months ended December 31, 1996 as compared to $106,787,000 in the same period ended December 31, 1995. The increase in sales of equipment reflected an increased volume of new lease transactions and significant growth in sales of leased property at the end of the lease term. Interest income for the six months ended December 31,1996 increased by $3,346,000 or 23.2% to $17,764,000 as compared to $14,418,000 in the same period in the prior year. The six months ended December 31, 1996 and 1995 included amounts of $9,405,000 and $8,032,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the six months ended December 31, 1996, net of interest expense on discounted lease rentals assigned to lenders, increased by $1,973,000 or 30.9% to $8,359,000 as compared to $6,386,000 for the six months ended December 31,1995. This increase is primarily the result of increased accretion of deferred income and higher interest income realized from a larger investment in residual values.

                                   (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

      REVENUES (continued). Investment income decreased by $166,000 or 35.5% to $301,000 as compared to $467,000 for the same period in the prior year. This decrease can be attributed to a lower investment in securities during the six months ended December 31,1996. Rental income increased by $282,000 or 74.4% to $661,000 in the six months ended
December  31,  1996  as  compared to $379,000 for the  six  months  ended
December 31, 1995 due to an increase in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the six months ended December 31, 1996 of $21,892,000 increased by $3,958,000 or 22.1% as compared to
$17,934,000 for the six months ended December 31,1995. Gross profit increased to 15.5% of total revenues during the six months ended December 31, 1996 as compared to 14.7 % of total revenues during the same period in the prior year. The principal factors which contributed to increased gross profit were higher profits from sales of leased property and higher net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 7.2% and 6.7% for the six months ended December 31, 1996 and 1995, respectively. Selling, general and administrative expenses increased by $2,019,000 or 24.6% primarily due to higher salaries, employee benefit costs and legal expenses.

      TAXES.   The Company`s tax rate was 39.5% for the six months  ended
December 31, 1996 and 1995, respectively, representing its estimated annual tax rate for the years ending June 30, 1997 and 1996.

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At December 31, 1996, the Company had outstanding nonrecourse debt aggregating $280,515,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 1996, the Company increased its net investment in leases held in its own portfolio by $5,111,000 from June 30, 1996. This increase was primarily due to an increased volume of new lease transactions held in its own portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At December 31, 1996 the Company did not have any borrowings outstanding on this line of credit.

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

                             AMPLICON, INC.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) 8-K Reports

          There were no reports on Form 8-K for the three months ended December 31, 1996.

                             AMPLICON, INC.

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         AMPLICON, INC.
                                                         Registrant



DATE: FEBRUARY 12,  1997           BY:               S. LESLIE JEWETT /s/
                                                     S. LESLIE JEWETT
                                                 Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)