Form 10-Q
period 1997-03-31
AMPLICON INC
filed 1997-05-07
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31,  1997

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

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at April 30, 1997
Common Stock, $.01 par value                     5,876,259

                             AMPLICON, INC.

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                  NUMBER

Item 1. Financial Statements

     Consolidated Balance Sheets - March 31, 1997
     (unaudited) and June 30, 1996                                3

     Consolidated Statements of Earnings - Three months
     and nine months ended March 31, 1997 and 1996 (unaudited)    4

     Consolidated Statements of Cash Flows - Nine months
     ended March 31, 1997 and 1996 (unaudited)                    5

     Notes to Consolidated Financial Statements (unaudited).    6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        8-9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         10

Signature                                                        11

                             AMPLICON, INC.

                       CONSOLIDATED BALANCE SHEETS


                                          (UNAUDITED)       (AUDITED)
                                           March 31,         June 30,
                                             1997             1996
                                         -------------     ------------
ASSETS
Cash and cash equivalents                $    916,000      $  8,614,000
Investment securities                      11,140,000         1,182,000
Net receivables                            87,028,000        58,777,000
Inventories, primarily customer
  deliveries in process                     1,471,000         2,456,000
Net investment in capital leases           83,946,000        75,945,000
Net property on operating leases                1,000            35,000
Other assets                                1,309,000         1,437,000
Discounted lease rentals assigned to
  lenders                                 303,694,000       313,303,000
                                         ------------      ------------
                                         $489,505,000      $461,749,000
                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                       $ 29,184,000      $ 10,287,000
  Accrued liabilities                       4,465,000         3,997,000
  Customer deposits                         8,001,000         7,711,000
  Nonrecourse debt                        268,705,000       279,109,000
  Deferred interest income                 34,989,000        34,194,000
  Net deferred income                       5,481,000         4,279,000
  Income taxes payable, including
    deferred taxes                         25,732,000        19,507,000
                                         ------------      ------------
                                          376,557,000       359,084,000
                                         ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,500,000 shares
    authorized; none issued                       -0-               -0-
  Common stock; $.01 par value;
    20,000,000 shares authorized;
    5,836,259 and 5,838,959 issued and
    outstanding, as of March 31, 1997
    and June 30, 1996, respectively            58,000            58,000
Additional paid in capital                  5,543,000         5,588,000
Retained earnings                         107,304,000        97,017,000
Investment securities valuation
adjustment                                     43,000             2,000
                                         ------------      ------------
                                          112,948,000       102,665,000
                                         ------------      ------------

                                         $489,505,000      $461,749,000
                                         ============      ============

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (In Thousands, Except Per Share Amounts)

                               Three Months Ended   Nine Months Ended
                                   March 31,            March 31,
                              -------------------   -----------------
                                1997       1996       1997      1996
                              --------   --------   --------  --------
Revenues:
  Sales of property           $ 66,883   $ 58,190   $189,046  $164,976
  Interest income                9,310      7,933     27,076    22,351
  Investment income                150        266        450       733
  Rental Income                    349        453      1,009       833
                              --------   --------   --------  --------
                                76,692     66,842    217,581   188,893
                              --------   --------   --------  --------

Costs:
  Cost of property sold         59,275     51,666    168,773   147,699
  Interest expense on
    nonrecourse debt             4,778      4,544     14,184    12,576
  Depreciation of property
    on operating leases             10        193        103       245
                              --------   --------   --------  --------
                                64,063     56,403    183,060   160,520
                              --------   --------   --------  --------

Gross profit                    12,629     10,439     34,521    28,373

Selling, general and
  administrative expenses        5,693      4,869     15,904    13,060

Interest expense-other              66         36        163       118
                              --------   --------   --------  --------

Earnings before income taxes     6,870      5,534     18,454    15,195

Income taxes                     2,714      2,186      7,290     6,002
                              --------   --------   --------  --------

Net earnings                  $  4,156   $  3,348   $ 11,164  $  9,193
                              ========   ========   ========  ========

Net earnings per common
  share                       $    .71   $    .57   $   1.91  $   1.57
                              ========   ========   ========  ========

Dividends declared per common
  share outstanding           $    .05   $    .05   $    .15  $    .15
                              ========   ========   ========  ========

Weighted average number of
  common shares outstanding      5,836      5,839      5,835     5,852
                              ========   ========   ========  ========

               The accompanying notes are an integral part of these consolidated financial statements.

                             AMPLICON, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Nine Months Ended March 31,
                                            ------------------------------
                                                1997              1996
                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                $ 11,164,000      $  9,193,000
Adjustments to reconcile net earnings to
  cash flows provided by (used for)
  operating activities:
  Depreciation                                    83,000           245,000
  Sales or lease of property previously
    on operating leases, net                      20,000               -0-
  Interest accretion of estimated
    unguaranteed residual values           (   3,391,000)    (   2,492,000)
  Estimated unguaranteed residual values
    recorded on leases                     (   7,576,000)    (   9,057,000)
  Interest accretion of net deferred
    income                                 (   2,937,000)    (   1,737,000)
  Increase in net deferred income              4,139,000         3,075,000
  Net increase (decrease) in income taxes
    payable, including deferred taxes          6,225,000     (   2,213,000)
  Net increase in net receivables          (  28,251,000)    (   1,390,000)
  Net decrease in inventories                    985,000         4,794,000
  Net increase (decrease) in accounts
    payable and accrued liabilities           19,365,000     (     849,000)
                                           -------------      -------------
Net cash used for operating activities     (     174,000)    (     431,000)
                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in minimum lease payments
    receivable                             (   5,557,000)    (  17,483,000)
  Purchase of available-for-sale
    securities                             ( 200,949,000)    ( 165,294,000)
  Proceeds from sale of available-for-sale
    securities                               191,032,000       161,504,000
  Purchase of property on operating leases (      69,000)    (     291,000)
  Net decrease (increase) in other assets        128,000     (      51,000)
  Decrease in estimated unguaranteed
    residual values                            8,523,000         4,874,000
                                           -------------     -------------
Net cash used for investing activities     (   6,892,000)    (  16,741,000)
                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Assignment of discounted lease rentals             -0-        12,120,000
  Payments to repurchase common stock      (      82,000)    (     546,000)
  Increase in customer deposits                  290,000         1,127,000
  Dividends to stockholders                (     877,000)    (     879,000)
  Proceeds from exercise of stock options         37,000            42,000
                                           -------------     -------------
Net cash (used for) provided by financing
  activities                               (     632,000)       11,864,000
                                           -------------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS    (   7,698,000)    (   5,308,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                         8,614,000         6,312,000
                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $    916,000      $  1,004,000
                                           =============     =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals
  assigned to lenders and related
  nonrecourse debt                         ($ 10,404,000)     $ 33,504,000
                                           =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                  $    163,000      $    118,000
                                           =============     =============
  Income taxes                              $  1,065,000      $  8,215,000
                                           =============     =============

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 1997 and the statements of earnings for the three and nine month periods ended March 31, 1997 and 1996 and the statements of cash flows for the nine months ended March 31, 1997 and 1996. The results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

     RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  June   30,   1996
consolidated balance sheet to conform with the presentation of the consolidated balance sheet as of March 31, 1997.

     TRANSFERS OF FINANCIAL ASSETS

Effective January 1, 1997, the Company has adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). Under the requirements set forth in SFAS 125, the Company has accounted for qualifying transfers of financial assets occurring after January 1,1997 by recognizing the transfer as a sale and derecognizing all assets sold.
As of       March 31, 1997, $16,251,000 of assets derecognized under SFAS
125 would have been previously recognized as discounted lease rentals assigned to lenders. Qualifying transfers which occurred prior to
January 1, 1997 were precluded from adoption of SFAS 125 and the discounted value of the lease rentals have been recognized as discounted lease rentals assigned to lenders.

NOTE 2- BALANCE SHEET

At March 31, 1997, deferred interest income of $34,989,000 is offset by deferred interest expense related to the discounted lease rentals assigned to lenders of $34,989,000.

NOTE 3- INVESTMENT SECURITIES

Effective  with  the beginning of fiscal year 1996, the  Company  adopted
Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires certain disclosures for investments in debt and equity securities regardless of maturity. The Statement requires that all investments be classified as trading securities, available-for-sale securities and held-to-maturity securities. Under the criteria established by the Statement, the Company has classified all of its investments as available-for-sale securities. The Statement requires that available-for-sale securities be reported at fair value and that the unrealized gain or loss be reported as a separate component of stockholders' equity (net of the effect of income taxes) until the investments are sold. At the time of the sale, the respective gain or loss, calculated by the specific identification method, will be recognized as a component of operating results.

                             AMPLICON, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of investment securities as of March 31, 1997 and 1996:

                      Gross                       Estimated
                      Amortized    Unrealized     Unrealized    Fair
                      Cost         Gains          Losses        Value
                      -----------  -----------    -----------   -----------
March 31, 1997
Available-for-sale
securities
------------------
Mortgage-backed
securities            $ 8,074,000  $    38,000    $       -0-   $       -0-
Corporate debt
securities              3,023,000        5,000            -0-     3,028,000
                      -----------  -----------    -----------   -----------
                      $11,097,000  $    43,000    $       -0-   $11,140,000
                      ===========  ===========    ===========   ===========
March 31, 1996
Available-for-sale
securities
------------------
U.S. Treasury
  securities and
  obligations of
  U.S. government
  agencies            $ 9,974,000  $     7,000    $       -0-   $ 9,981,000
Mortgage-backed
securities              1,040,000        1,000            -0-     1,041,000
Corporate debt
securities              1,998,000        1,000            -0-     1,999,000
                      -----------  -----------    -----------   -----------
                      $13,012,000  $     9,000    $       -0-   $13,021,000
                      ===========  ===========    ===========   ===========

The estimated fair value of the available-for-sale securities at March 31, 1997 and 1996, by contractual maturity, are shown below.

                             March 31,                    March 31,
                         1997         1997           1996          1996
                         Cost      Fair Value        Cost       Fair Value
                      -----------  -----------    -----------   -----------
Available-for-sale
securities
Due in 3 months
  or less             $11,097,000  $11,140,000    $13,012,000   $13,021,000
                      ===========  ===========    ===========   ===========

Investment income for the three and nine months ended March 31, 1997 and 1996 consisted of the following:


                        Three Months Ended            Nine Months Ended
                         1997          1996          1997           1996
                     ------------  -----------   -----------    -----------
Interest income      $    144,000  $   266,000   $   439,000    $   722,000
Gross realized gains        6,000          -0-        11,000         11,000
                     ------------  -----------   -----------    -----------
                     $    150,000  $   266,000   $   450,000    $   733,000
                     ============  ===========   ===========    ===========

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

      REVENUES. Total revenues for the three months ended March 31, 1997 were $76,692,000, an increase of $9,850,000, or 14.7%, as compared to the three months ended March 31, 1996. The increase from the prior year was primarily the result of increases in sales of property and higher interest income. Sales of property increased by $8,693,000, or 14.9%, to $66,883,000 in the quarter ended March 31, 1997 as compared to $58,190,000 in the quarter ended March 31, 1996. Most of the increase in sales of property related to new lease transactions which increased by 14.0%. Interest income for the quarter ended March 31, 1997 increased by $1,377,000, or 17.4%, to $9,310,000 as compared to $7,933,000 in the same quarter in the prior year. The three months ended March 31, 1997 and 1996 included amounts of $4,778,000 and $4,544,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended March 31, 1997, net of interest expense on discounted lease rentals assigned to lenders, increased by $1,143,000, or 33.7%, as compared to the three months ended March 31, 1996. This increase is primarily the result of higher interest income recognized from the amortization of deferred income and from interest accretion on residual investments. Investment income decreased by $116,000 to $150,000 as compared to $266,000 for the same period in the prior year. This decrease can be attributed to lower cash balances invested during the three months ended March 31, 1997. Rental income decreased by $104,000 to $349,000 in the three months ended March 31, 1997 as compared to $453,000 for the three months ended March 31,1996 reflecting decreased rentals from operating leases.

      GROSS PROFIT. Gross profit for the quarter ended March 31, 1997 of $12,629,000, or 16.5% of total revenues, increased by $2,190,000, or 21.0%, as compared to $10,439,000, or 15.6% of total revenues, for the quarter ended March 31, 1996. The principal factors which contributed to increased gross profit were higher profits from leased property sales, lease extensions and higher net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 7.4% and 7.3% for the quarters ended March 31, 1997 and 1996, respectively. Selling, general and administrative expenses increased by $824,000, or 16.9%, primarily due to higher salaries, employee benefit costs and legal expenses.

      TAXES.   The  Company's tax rate was 39.5% for the  quarters  ended
March 31, 1997 and 1996, representing its estimated annual tax rate for the years ending June 30, 1997 and 1996.

Nine Months Ended March 31, 1997 and 1996

      REVENUES. Total revenues for the nine months ended March 31, 1997 were $217,581,000, an increase of $28,688,000 or 15.2% as compared to the nine months ended March 31, 1996. The increase from the prior year was primarily the result of increases in sales of property and higher interest income. Sales of property increased by $24,070,000, or 14.6%, to $189,046,000 in the nine months ended March 31, 1997 as compared to
$164,976,000 in the same period ended March 31, 1996. The increase in sales of property is primarily due to increased volume of new lease transactions and significant growth in sales of leased property at the end of the lease term. Interest income for the nine months ended March 31, 1997 increased by $4,725,000, or 21.1%, to $27,076,000 as compared to
$22,351,000 in the same period in the prior year. The nine months ended March 31, 1997 and 1996 included amounts of $14,184,000 and $12,576,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the nine months ended March 31, 1997, net of interest expense on discounted lease rentals assigned to lenders, increased by $3,087,000, or 31.5%, as compared to the nine months ended March 31, 1996. This increase is primarily the result of higher interest income realized through the amortization of deferred income and from interest accretion on residual investments. Investment income decreased by
$283,000,  or  38.6%, to $450,000 as compared to $733,000  for  the  same period in the prior year. This decrease can be attributed to lower cash balances invested in securities during the nine months ended March 31, 1997. Rental income increased by $176,000 to $1,009,000 in the nine months ended March 31, 1997 as compared to $833,000 for the nine months ended March 31, 1996, reflecting increased rentals from operating leases.
                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     GROSS PROFIT. Gross profit for the nine months ended March 31, 1997 of $34,521,000, or 15.9% of total revenues, increased by $6,148,000, or 21.7%, as compared to $28,373,000, or 15.0% of total revenues, for the nine months ended March 31, 1996. The principal factors which contributed to increased gross profit were higher profits from leased property sales, lease extensions and higher net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 7.3% and 7.0% for the nine months ended March 31, 1997 and 1996, respectively. Selling, general and administrative expenses increased by $2,844,000, or 21.8%, primarily due to higher salaries, employee benefit costs and legal expenses.

      TAXES. The Company`s tax rate was 39.5% for the nine months ended March 31, 1997 and 1996 representing its estimated annual tax rate for the years ending June 30, 1997 and 1996.

Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. For many transactions which require staged property installations, the Company funds the transactions with internal resources prior to placing the lease rentals on a nonrecourse basis with a financial institution. The Company does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis or the Company's credit committee has approved the transaction for the Company's portfolio. At March 31, 1997, the Company had outstanding nonrecourse debt aggregating $268,705,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 1997, the Company increased its net investment in leases held in its own portfolio by $5,557,000. The increase reflects a higher volume of lease transactions retained in the Company's portfolio, in line with the growth in the Company's volume of lease extensions and new lease transactions.

      The Company generally funds its equity investments in leased property and interim leased property purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At March 31, 1997, the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion, to repurchase up to 300,000 shares of the Company's Common Stock. Under this authorization, 60,678 shares remain available for repurchase.

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

                             AMPLICON, INC.



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) 8-K Reports

          There were no reports on Form 8-K for the three months ended March 31, 1997.

                             AMPLICON, INC.

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    AMPLICON,  INC.
                                                    Registrant



DATE: April 30, 1997                        BY:  S. LESLIE JEWETT /s/
     ---------------                           ----------------------
                                                 S. LESLIE JEWETT
                                             Chief Financial Officer
                                             (Principal Financial and
                                                 Accounting Officer)