Form 10-K
period 1997-06-30
AMPLICON INC
filed 1997-09-25
CIK 803016

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                              [Fee Required]

 For the fiscal year ended June 30, 1997

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes _______X________     No________________

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 12, 1997 was $60,125,324.

   Number of shares outstanding as of September 12, 1997:
                   Common Stock 5,890,359.

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.


                     Total Number of Pages ___________

                              AMPLICON, INC.

                             TABLE OF CONTENTS


PART I                                                               PAGE

Item 1.  Business                                                      2

Item 2.  Properties                                                    5

Item 3.  Legal Proceedings                                             5

Item 4.  Submission of Matters to a Vote of Security Holders           5

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
               Matters                                                 5

Item 6.  Selected Financial Data                                       6

Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   7-9

Item 8.  Financial Statements and Supplementary Data               10-25

Item 9.  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure                 26

PART III

Item 10. Directors and Executive Officers of the Registrant           26

Item 11. Executive Compensation                                       26

Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                         26

Item 13. Certain Relationships and Related Transactions               26

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                            27

Signatures                                                            28
Schedule II                                                           29
Exhibit Index                                                      30-32

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

      Mid-range systems and computer networks are modular and can be expanded to satisfy additional data processing requirements and perform additional functions by upgrading the central processing unit and/or server, and adding data storage devices and workstations to support additional users. Advances in microcomputer technology and enhancements to the capabilities of mid-range computer systems have led to the development of systems that better integrate data processing with word processing, file and retrieval systems, and electronic mail. The Company leases and sells mid-range computer systems manufactured primarily by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC"), and Hewlett-Packard Co. ("HP"). Vendors of computer network products include IBM, DEC and HP, as well as Samsung Electronics Co., Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., among many others, and software vendors such as Microsoft Corporation and Novell, Inc.

     Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by Amplicon's existing and targeted customer base. Amplicon leases and sells telecommunications equipment, computer automated design and computer automated manufacturing ("CAD/CAM") equipment, and office automation equipment. The telecommunications equipment leased by the Company consists primarily of digital private branch equipment, switching equipment and voice mail systems manufactured by AT&T Corporation, Rolm Corporation and ITT Corporation, and generally costs between $50,000 and $500,000. The CAD/CAM systems leased by the Company include those produced by IBM, HP, Intergraph Corporation and Sun Microsystems, Inc. and cost between $50,000 and $700,000 per system. The Company also leases testing equipment, copying equipment, retail point-of-sale systems and bank automatic teller machines.

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

                              AMPLICON, INC.

     Software. Amplicon leases operating system software products and specialized application software packages. These application software packages typically cost between $50,000 and $500,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of mid-range computer systems and networks consists of operating and application software.

Marketing Strategy

      The Company has developed and refined a direct marketing system utilizing a centralized telemarketing program. The program includes a system which maintains a confidential database of current and potential users of business property, a comprehensive formal training program to introduce new marketing employees to Amplicon's telemarketing techniques, and an in-house computer and telecommunications system.

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

     Amplicon identifies potential customers through a variety of methods. The Company purchases lists of computer users from private sources, conducts direct mail and telephone campaigns to generate sales leads, and maintains proprietary records of contacts made with potential customers by its account executives. Amplicon utilizes prospect management software to further enhance the productivity of the sales force. Specific information about potential customers is entered into an on-line confidential database accessible to each account executive through the personal computer network. As potential customers are contacted by account executives, the database is updated and supplemented with information about what computer and other equipment they are using, related lease expiration dates and any future equipment needs or replacement plans. The database allows account executives to identify efficiently the most likely purchaser or lessee of capital assets and to concentrate efforts on these prospective customers.

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

Leasing and Sales Activities

     The Company's leases are generally for terms ranging from two to five years. All of the Company's leases are noncancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Company retains ownership of the property it leases, and in the event of default by the lessee, the Company or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a mutually agreeable price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the purchase option is not exercised by the original lessee, once the leased property is returned to the Company, the Company will endeavor to locate a new lessee; however, if a new lessee cannot be located, then the Company seeks to sell the leased property. The terms of the Company's software leases are substantially similar to its equipment leases.

                              AMPLICON, INC.

      The Company conducts its leasing business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted with a bank or financial institution on a nonrecourse basis. Accordingly, a substantial portion of the Company's leases are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. Approximately 82.5% and 92.4% of the total dollar amount of new leases entered into by the Company during the fiscal years ended June 30, 1997 and 1996, respectively, were discounted to financial institutions. The lender to which a lease has been assigned has no recourse against the Company, unless the Company is in default of the terms under the agreement by which a lease was assigned to the lender. The lender to which a lease has been assigned may take title to the leased property in the event the lessee fails to make lease payments or initiates certain other defaults under the terms of the lease. If this occurs, the Company may not realize its residual investment in the leased property.

      From time to time, the Company retains in its own portfolio lease transactions that meet credit standards set by the Company. Some of these transactions are entered into when the value of the underlying property, or the credit profile of the lessee, would not be acceptable to a financial institution for purposes of making a nonrecourse loan to the
Company. Each of these transactions must meet or exceed certain profitability requirements as established, on a case by case basis, by the Company's senior management. In addition, the Company invests in lease transactions which the Company believes could be placed at a later date with nonrecourse lenders on a lease-by-lease basis or in a portfolio debt placement or securitization. At June 30, 1997 and 1996, the discounted minimum lease payments receivable relative to leases maintained in the Company's portfolio amounted to $63,366,848 and $41,176,200, respectively.

Customers

      The Company's customers are primarily subsidiaries and divisions of Fortune 1000 companies and middle-market companies with credit ratings acceptable to the lenders providing nonrecourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on its operations taken as a whole.

Competition

      The Company competes in the distribution and lease financing of computer systems and networks, software, and other equipment with equipment brokers and dealers, other leasing companies, banks and other financial institutions and credit corporations which are affiliated with equipment manufacturers, such as, IBM, DEC and HP. The Company believes that there is increased competition for new business and that such competition is heightened during periods when key vendors introduce significant new products. Changes by the manufacturers of systems leased by the Company with respect to pricing, maintenance or marketing practices could materially affect the Company. In addition, if credit corporations affiliated with manufacturers become more aggressive with respect to the financing terms offered, the Company's operations could be adversely affected. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than Amplicon. The Company believes the principal competitive factors in the industry which it serves are price, responsiveness to customer needs, flexibility in structuring lease financing arrangements, financial technical proficiency and the offering of a broad range of lease financing options.

Employees

      The Company, as of June 30, 1997, had 204 employees, including 118 sales managers and account executives and 15 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

                              AMPLICON, INC.

ITEM 2. PROPERTIES

      At June 30, 1997, Amplicon occupied approximately 35,000 square feet of office space in Santa Ana, California leased from unaffiliated parties. The leases which cover the majority of the office space provide for monthly rental payments which average $52,322 from July 1997 through February 1998.

ITEM 3. LEGAL PROCEEDINGS

      The Company is sometimes named as a defendant in litigation relating to its business operations. Management does not expect the outcome of any existing suit to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of Amplicon, Inc. trades on the NASDAQ Stock Market under the symbol AMPI. The following high and low closing sale prices for the periods shown reflect interdealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions:

                                                          High      Low
Fiscal year ended June 30, 1997

First Quarter............................................$18.75    $16.00

Second Quarter............................................21.125    18.375

Third Quarter.............................................23.25     20.50

Fourth Quarter............................................24.00     22.25

Fiscal year ended June 30, 1996

First Quarter............................................$17.75    $15.75

Second Quarter............................................17.00     14.125

Third Quarter.............................................16.00     14.25

Fourth Quarter............................................16.75     15.00

     The Company had approximately 50 stockholders of record and in excess of 500 beneficial owners as of September 12, 1997.

      In September 1994, after considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. During each of the fiscal years ended June 30, 1997, 1996 and 1995 the Company declared cash dividends totaling $.20 per common share.

                              AMPLICON, INC.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial data and operating information of the Company. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and
Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.

                                           YEARS ENDED JUNE 30,
                               --------------------------------------------
INCOME  STATEMENT  DATA        1997     1996      1995      1994      1993
                               ----     ----      ----      ----      ----
                                 (in thousands, except per share amounts)
Revenues:
  Sales of equipment         $261,082  $224,818  $178,413  $156,740  $139,384
  Interest  and  investment
    income                     37,151    31,141    25,794    24,357    23,697
  Rental income                 1,657     1,280     2,313       263       747
                             --------  --------  --------  --------  --------
Total  revenues               299,890   257,239   206,520   181,360   163,828
Gross  profit                  47,058    39,280    32,751    29,453    26,083
Earnings before income taxes   26,017    21,480    19,088    17,352    15,421

Net  earnings                $ 15,740  $ 12,996  $ 11,548  $ 11,019  $  9,793
                             ========  ========  ========  ========  ========
COMMON SHARE DATA

Primary earnings per share   $   2.69  $   2.22  $   1.97  $   1.89  $   1.68
                             ========  ========  ========  ========  ========

Fully  diluted earnings
  per share                  $   2.60  $   2.22  $   1.97  $   1.89  $   1.68
                             ========  ========  ========  ========  ========

Primary weighted average
  number of common shares
  outstanding                   5,844     5,849     5,860     5,849     5,831

Fully diluted weighted
  average number of common
  shares outstanding            6,055     5,849     5,860     5,849     5,831

Cash  dividends  per share   $    .20  $    .20  $    .20  $     -0- $     -0-
                             ========  ========  ========  ========  ========

SELECTED ANNUAL GROWTH RATES
Sales of equipment                 16%       26%       14%       12%       34%
Total  revenues                    17        25        14        11        26
Net interest and investment
  income                           29        14       ( 4)        4       ( 5)
Gross profit                       20        20        11        13        12
Net earnings                       21        13         5        13         7
Net primary earnings per
  share                            21        13         4        13         7

                                              AS OF JUNE 30,
                             ------------------------------------------------
BALANCE SHEET DATA             1997     1996      1995      1994      1993
                               ----     ----      ----      ----      ----
                                    (in thousands, except per share data)

Total assets                 $491,455  $461,749  $402,100  $384,584  $347,308
Note payable to bank           10,000       -0-        -0-   10,000       -0-
Nonrecourse debt              258,577   279,109   238,614   225,746   211,191
Stockholders' equity          117,754   102,665    91,364    80,875    69,772
Book value per common share  $  20.04  $  17.58  $  15.57  $  13.81  $  11.96


                              AMPLICON, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended June 30, 1997 and 1996

     REVENUES. Total revenues for the fiscal year ended June 30, 1997 were $299,890,478, an increase of $42,651,438 or 17% from the prior year. This change was primarily the result of increases in sales of equipment of
$36,263,935 and interest income of $6,242,365. The increase in sales of equipment was primarily due to sales from new lease transactions but benefited also from a 47% increase in sales from residual investments. Interest income for the fiscal year ended June 30, 1997 increased to $36,514,910 as compared to $30,272,545 for the fiscal year ended June 30, 1996, and included interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt) of $19,130,121 in the fiscal year ended June 30, 1997 versus $17,162,307 for the prior year. Investment income for fiscal year ended June 30, 1997 decreased by $231,732 to $636,724 as compared to $868,456 in the prior year primarily as a result of the Company maintaining lower investment balances throughout fiscal year 1997.

      Net interest income (interest and investment income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1997 increased by $4,042,819, or 29%, to $18,021,513 as compared to $13,978,694 for fiscal year ended June 30, 1996. This net increase resulted primarily from increases in the amortization of net deferred income, higher interest income from a larger investment in lease receivables and higher interest income earned on larger residual investments.

      Rental income for the fiscal year ended June 30, 1997 of $1,656,798 increased by $376,870 as compared to the fiscal year ended June 30, 1996, as a result of increases in the volume of short-term lease renewals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1997 increased by $7,777,723, or 20%, to $47,057,657 compared to $39,279,934 for the fiscal year ended June 30, 1996. Gross profit as a percent of total revenues increased to 15.7% of total revenues for fiscal 1997 compared to 15.3% of total revenues for the prior year. The principal factors which contributed to the increase in gross profit were strong increases in earnings from lease extensions, renewals and sales of property at the end of the lease term, and the 29% increase in net interest income described above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.9% for the fiscal year ended June 30, 1997 as compared to 6.8% for the fiscal year ended June 30, 1996. Selling, general and administrative expenses for the fiscal year ended June 30, 1997 increased by $3,271,119, or 18.6%, as compared to the prior year. This increase resulted primarily from higher employee salaries and benefit costs and higher legal expenses.

      INTEREST EXPENSE-OTHER. Interest expense-other was $216,182 for the year ended June 30, 1997 as compared to $246,590 for the year ended June 30, 1996. The decrease of $30,408 was primarily the result of lower fiscal year 1997 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

      TAXES. The Company's tax rate was 39.5% for each of the fiscal years ended June 30, 1997 and 1996 representing its estimated annual tax rates for each respective year.

                             AMPLICON, INC.

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

      Net interest income (interest and investment income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1996 increased by $1,765,119, or 14%, to $13,978,694 as compared to $12,213,575 for fiscal year ended June 30, 1995. This net increase resulted primarily from increases in the amortization of net deferred income and higher interest income earned on larger residual investments.

      Rental income for the fiscal year ended June 30, 1996 of $1,279,928 decreased by $1,033,446 as compared to the fiscal year ended June 30, 1995, as a result of decreases in the volume of short-term lease renewals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1996 increased by $6,529,050, or 19.9%, to $39,279,934 compared to $32,750,884 for the fiscal year ended June 30, 1995. Gross profit as a percent of total revenues decreased to 15.3% of total revenues for fiscal 1996 compared to 15.9% of total revenues for the prior year. The principal factors which contributed to the increase in gross profit were from lease extensions, renewals and sales of property at the end of the lease term, greater income recognized on new lease transactions, and increases in net interest income as described above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.8% for the fiscal year ended June 30, 1996 as compared to 6.5% for the fiscal year ended June 30, 1995. Selling, general and administrative expenses for the fiscal year ended June 30, 1996 increased by $4,040,863, or 29.9%, as compared to the prior year. This increase resulted primarily from higher sales personnel costs, and higher legal, administrative and variable office costs related to the increased business volume.

      INTEREST EXPENSE-OTHER. Interest expense-other was $246,590 for the year ended June 30, 1996 as compared to $149,967 for the year ended June 30, 1995. The increase of $96,623 was primarily the result of higher fiscal year 1996 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

      TAXES. The Company's tax rate was 39.5% for each of the fiscal years ended June 30, 1996 and 1995 representing its estimated annual tax rates for the years ending June 30, 1996 and 1995.

                              AMPLICON, INC.

Liquidity and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning the lease payments to banks or other financial institutions. The lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At June 30, 1997, the Company had outstanding nonrecourse debt aggregating $258,577,275 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the fiscal year 1997, the Company increased its net investment in leases by $22,190,647. This increase was primarily due to a higher volume of new lease transactions which the Company retained in its own lease portfolio.

     The Company generally funds its equity investments in leased property and interim purchases with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At June 30, 1997, the Company had $10,000,000 in borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion, to repurchase up to 300,000 shares of the Company's Common Stock. During the year ended June 30, 1997, the Company repurchased 5,000 shares at an aggregate cost of $81,875. During the year ended June 30, 1996, the Company repurchased 35,000 shares at an aggregate cost of $546,913. As of September 12, 1997, 55,678 shares remain available under this authorization.

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

                              AMPLICON, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   following   financial   statements   and  supplementary   financial
information are included herein at the pages indicated below:

                                                           Page Number

Report of Independent Public Accountants                       11

Balance Sheets at June 30, 1997 and 1996                       12

Statements of Earnings for the years ended
 June 30, 1997, 1996 and 1995                                  13

Statements of Stockholders' Equity for the
 years ended June 30, 1997, 1996 and 1995                      14

Statements of Cash Flows for the years
 ended June 30, 1997, 1996 and 1995                            15

Notes to Financial Statements                               16-25

Schedule II - Valuation and Qualifying Accounts                29

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Amplicon, Inc.:


We have audited the accompanying balance sheets of Amplicon, Inc. (a California corporation) as of June 30, 1997 and 1996, and the related statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplicon, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1997, the Company changed its method of accounting for transfers of financial assets.

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


                                                    ARTHUR ANDERSEN LLP

Irvine, California
July 31, 1997

                              AMPLICON, INC.

                              BALANCE SHEETS

                                                      June 30,
                                           -------------------------------
ASSETS                                          1997               1996
                                           --------------      ------------
Cash and cash equivalents (Notes 1 & 8)      $  5,779,960      $  8,614,357
Investment securities (Notes 8 & 9)                    -0-        1,181,967
Net receivables (Note 2)                       87,743,287        58,777,425
Inventories, primarily customer
  deliveries in process                         1,558,063         2,456,193
Net investment in capital leases (Note 3)     103,961,072        75,944,660
Equipment on operating leases,
  less accumulated depreciation of
  $117,262 (1997) and $152,391 (1996)               1,512            34,567
Other assets                                    1,189,067         1,436,537
Discounted lease rentals assigned to
  lenders (Note 3)                            291,222,208       313,303,087
                                             ------------      ------------
                                             $491,455,169      $461,748,793
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Note payable to bank (Note 4)              $ 10,000,000      $         -0-
  Accounts payable                             27,608,587        10,287,123
  Accrued liabilities                           5,928,824         3,996,621
  Customer deposits                             7,872,249         7,710,851
  Nonrecourse debt (Note 3)                   258,577,275       279,109,254
  Deferred interest income (Note 5)            32,644,933        34,193,833
  Net deferred income (Note 5)                  4,019,424         4,279,503
  Income taxes payable, including
    deferred taxes (Note 6)                    27,049,601        19,507,072
                                             ------------      ------------
                                              373,700,893       359,084,257
                                             ------------      ------------

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 4 & 7):
  Preferred stock; 2,500,000 shares
    authorized; none issued                            -0-               -0-
  Common stock; $.01 par value;
    20,000,000 shares authorized;
    5,876,259 (1997) and 5,838,959 (1996)
    issued and outstanding                         58,763            58,390
  Additional paid in capital                    6,109,745         5,587,287
  Retained earnings                           111,585,768        97,017,263
  Investment securities valuation
    adjustment (Note 9)                                -0-            1,596
                                             ------------      ------------
                                              117,754,276       102,664,536
                                             ------------      ------------
                                             $491,455,169      $461,748,793
                                             ============      ============

                  The accompanying notes are an integral
                       part of these balance sheets.

                              AMPLICON, INC.

                          STATEMENTS OF EARNINGS

                                           Years ended June 30,
                                 -----------------------------------------
                                     1997           1996           1995
                                 ------------   ------------   ------------
Revenues:
  Sales of equipment             $261,082,046   $224,818,111   $178,412,946
  Interest income
    (Notes 1, 3 & 5)               36,514,910     30,272,545     24,760,159
  Investment income (Note 9)          636,724        868,456      1,033,771
  Rental income                     1,656,798      1,279,928      2,313,374
                                 ------------   ------------   ------------
                                  299,890,478    257,239,040    206,520,250
                                 ------------   ------------   ------------

Costs:
  Cost of equipment sold          233,591,971    200,531,313    160,065,968
  Interest expense on
    nonrecourse debt
    (Notes 1, 3 & 5)               19,130,121     17,162,307     13,580,355
  Depreciation of equipment
    on operating leases               110,729        265,486        123,043
                                 ------------   ------------   ------------
                                  252,832,821    217,959,106    173,769,366
                                 ------------   ------------   ------------

Gross profit                       47,057,657     39,279,934     32,750,884

Selling, general and
  administrative expenses          20,824,834     17,553,715     13,512,852

Interest expense-other                216,182        246,590        149,967
                                 ------------   ------------   ------------

Earnings before income taxes       26,016,641     21,479,629     19,088,065

Income taxes (Note 6)              10,277,000      8,484,000      7,540,000
                                 ------------   ------------   ------------
Net earnings                     $ 15,739,641   $ 12,995,629   $ 11,548,065
                                 ============   ============   ============
Primary earnings per common
  share                          $       2.69   $       2.22   $       1.97
                                 ============   ============   ============
Fully diluted earnings per
  common share                   $       2.60   $       2.22   $       1.97
                                 ============   ============   ============
Dividends declared per common
  share outstanding              $        .20   $        .20   $        .20
                                 ============   ============   ============
Primary weighted average number
  of common shares outstanding      5,844,490      5,848,847      5,859,898
                                 ============   ============   ============
Fully diluted weighted average
  number of common shares
  outstanding                       6,055,228      5,848,847      5,859,898
                                 ============   ============   ============


                     The accompanying notes are an integral
                       part of these financial statements.

                              AMPLICON, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY



                                                      Investment
                              Additional              securities
             Common Stock     paid in     Retained    valuation
          Shares     Amount   capital     earnings    adjustment      Total
         ------------------- ----------  -----------  -----------  ------------
Balance,
June 30,
1994     5,857,022  $58,570  $6,001,240  $ 74,815,601  $       -0- $ 80,875,411

Shares
issued-
  Stock
  options
  exer-
  cised     10,937      110      90,670            -0-         -0-       90,780

Dividends
declared        -0-      -0-         -0-   (1,172,121)         -0-   (1,172,121)

Invest-
ment
secu-
rities
valua-
tion
adjust-
ment            -0-      -0-         -0-           -0-     21,542        21,542

Net
earnings        -0-      -0-         -0-   11,548,065          -0-   11,548,065
         ---------  -------  ----------   -----------    --------   -----------

Balance,
June 30,
1995     5,867,959   58,680   6,091,910    85,191,545      21,542    91,363,677

Shares
issued-
  Stock
  options
  exer-
  cised      6,000       60      41,940            -0-         -0-       42,000

Shares re-
purchased  (35,000)    (350)   (546,563)           -0-         -0-     (546,913)

Dividends
declared        -0-      -0-         -0-   (1,169,911)         -0-   (1,169,911)

Invest-
ment
secu-
rities
valua-
tion
adjust-
ment            -0-      -0-         -0-           -0-    (19,946)      (19,946)

Net
earnings        -0-      -0-         -0-   12,995,629          -0-   12,995,629
         ---------  -------  ----------   -----------   ---------   -----------

Balance,
June 30,
1996     5,838,959   58,390   5,587,287    97,017,263       1,596   102,664,536

Shares
issued-
  Stock
  options
  exer-
  cised     42,300      423     604,283            -0-         -0-      604,706

Shares re-
purchased   (5,000)     (50)    (81,825)           -0-         -0-      (81,875)

Dividends
declared        -0-      -0-         -0-   (1,171,136)         -0-   (1,171,136)

Invest-
ment
secu-
rities
valua-
tion
adjust-
ment            -0-      -0-         -0-           -0-     (1,596)       (1,596)

Net
earnings        -0-      -0-         -0-   15,739,641          -0-   15,739,641
         ---------  -------  ----------  ------------  ----------  ------------

Balance,
June 30,
1997     5,876,259  $58,763  $6,109,745  $111,585,768  $       -0- $117,754,276
         =========  =======  ==========  ============  ==========  ============


                  The accompanying notes are an integral
                    part of these financial statements.

                              AMPLICON, INC.

                         STATEMENTS OF CASH FLOWS

                                             Years ended June 30,
                                  ------------------------------------------
                                      1997           1996           1995
                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net earnings                      $ 15,739,641   $ 12,995,629   $ 11,548,065
Adjustments to reconcile
  net earnings to cash flows
  used for operating
  activities:
  Depreciation                         110,729        265,486        123,043
  Sale or lease of equipment
   previously on operating
   leases, net                              -0-       106,076         14,200
  Interest accretion of
   estimated unguaranteed
   residual values               (   4,634,756) (   3,471,891) (   3,136,893)
  Estimated unguaranteed
   residual values recorded
   on leases                     (  12,439,845) (  11,622,505) (   5,325,599)
  Interest accretion of net
   deferred income               (   3,862,195) (   2,351,292) (     556,823)
  Increase (decrease) in
   net deferred income               3,602,116      6,065,845  (   2,621,706)
  Net increase (decrease) in
   income taxes payable,
   including deferred taxes          7,542,529  (     862,378)     5,107,952
  Net increase in net
   receivables                   (  28,965,862) (   4,818,201) (  14,054,043)
  Net decrease (increase)
   in inventories                      898,130      3,195,017  (     675,817)
  Net increase (decrease) in
   accounts payable and
   accrued liabilities              19,253,667  (   1,850,239) (   1,261,439)
                                  ------------   ------------   ------------
Net cash used for operating
  activities                     (   2,755,846) (   2,348,453) (  10,839,060)
                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of available-
   for-sale securities           ( 235,370,644) ( 221,323,828) ( 236,143,494)
  Proceeds from sale of
   available-for-sale
   securities                      236,551,015    229,365,713    246,000,793
  Net increase in minimum
   lease payments receivable     (  22,190,647) (  21,570,280) (     602,543)
  Purchase of equipment on
   operating leases              (      77,674) (     370,119) (     122,889)
  Net decrease (increase)
   in other assets                     247,470  (      41,502) (     320,123)
  Decrease in estimated
   unguaranteed residual values     11,248,836      7,286,531      9,683,219
                                  ------------   ------------   ------------
Net cash (used for) provided
  by investing activities        (   9,591,644) (   6,653,485)    18,494,963
                                  ------------   ------------   ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Assignment of discounted
   lease rentals                            -0-    12,120,298             -0-
  Borrowing (payment) on note
   payable                          10,000,000             -0- (  10,000,000)
  Payments to repurchase common
   stock                         (      81,875) (     546,913)            -0-
  Increase (decrease) in
   customer deposits                   161,398        859,133  (     518,234)
  Dividends to stockholders      (   1,171,136) (   1,169,911) (   1,172,121)
  Proceeds from exercise of
   stock options                       604,706         42,000         90,780
                                  ------------   ------------   ------------
Net cash provided by (used
  for) financing activities          9,513,093     11,304,607  (  11,599,575)
                                  ------------   ------------   ------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                    (   2,834,397)     2,302,669  (   3,943,672)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD             8,614,357      6,311,688     10,255,360
                                  ------------   ------------   ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $  5,779,960   $  8,614,357   $  6,311,688
                                  ============   ============   ============

SUPPLEMENTAL SCHEDULE OF
  NONCASH INVESTING AND
  FINANCING ACTIVITIES
  (Decrease) increase in lease
   rentals assigned to lenders
   and related nonrecourse debt  ($ 20,531,979)  $ 40,495,045   $12,868,022
                                  ============   ============   ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Cash paid during the year for:
   Interest                       $    216,182   $    246,590   $   149,967
                                  ============   ============   ===========
  Income taxes                    $  2,734,471   $  9,346,378   $ 3,034,283
                                  =============  ============   ===========

                  The accompanying notes are an integral
                    part of these financial statements.

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED JUNE 30, 1997

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

Leases
  Capital Leases

The Company engages in the lease and sale of computer hardware and software, and other equipment. The discounted value of the aggregate lease rentals is recorded as sales revenue. The property cost, less the discounted value of the residual, if any, is recorded as cost of sales. Except for capital lease transactions in which the Company no longer has a continuing interest in the leased property, the Company defers gross profit on new capital leases through a reduction of sales revenue recognized at lease origination. Gross profit which is deferred together with the unearned interest income (and interest expense if assigned) is recognized as interest income (and expense) over the lease term based on an internal rate of return method.

At the time of closing capital leases, the Company records on its balance sheet the present value of the lease receivable as minimum lease payments receivable and, if appropriate, the estimated residual value of the leased property. The Company typically assigns, on a nonrecourse basis, the noncancelable lease rentals to financial institutions at fixed interest rates. When leases are assigned to financial institutions, without recourse, the discounted value of the lease rentals is recorded on the balance sheet as discounted lease rentals assigned to lenders. The related obligation resulting from the discounting of the leases is recorded as nonrecourse debt. In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize its residual investment in the leased property.

Effective January 1, 1997, the Company has adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Under the requirements set forth in SFAS No. 125, the Company has accounted for qualifying transfers of financial assets occurring on or after January 1, 1997 by derecognizing all assets sold. Qualifying transfers which occurred prior to January 1, 1997 were precluded from adoption of SFAS No. 125 and the discounted value of the lease rentals have been recognized as discounted lease rentals assigned to lenders.

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

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

Inventories

Inventories, which primarily represent partial deliveries of property on in-process lease transactions where the lessee is legally obligated to accept, are stated at cost.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was issued in February 1997. The Company will be required to adopt SFAS No. 128 in fiscal 1998 (earlier adoption is prohibited). The standard adopts a simpler calculation methodology for determining the number of shares outstanding. The Company has determined that calculations of earnings per share consistent with SFAS No. 128 will not have a significant impact.

Reclassifications

Certain reclassifications have been made to the fiscal 1996 financial statements to conform with the presentation of the fiscal 1997 financial statements.


Note 2 - Receivables:

The Company's net receivables consist of the following:

                                                        June 30,
                                               ---------------------------
                                                  1997            1996
                                               -----------     -----------
      Financial institutions                   $76,294,070     $45,991,788
      Lessees                                   11,131,001      13,161,437
      Other                                      1,157,073         463,057
                                               -----------     -----------
                                                88,582,144      59,616,282

      Less allowance for doubtful accounts    (    838,857)   (    838,857)
                                               -----------     -----------
      Net receivables                          $87,743,287     $58,777,425
                                               ===========     ===========

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 3 - Capital Leases:


The Company's net investment in capital leases consists  of  the following:

                                                       June 30,
                                            -----------------------------
                                                1997             1996
                                            ------------    -------------
      Minimum lease payments
       receivable, less allowance
       for doubtful accounts of
       $856,585 in each year                $ 70,992,751     $ 45,351,427
      Estimated unguaranteed
       residual value, less valuation
       allowance of $1,394,274 in
       1997 and $542,274 in 1996              53,128,404       46,246,743
                                            ------------     ------------
                                             124,121,155       91,598,170

      Less unearned income                   (20,160,083)     (15,653,510)
                                            ------------     ------------
      Net investment in capital leases      $103,961,072     $ 75,944,660
                                            ============     ============

The interest rates used to discount lease payments reflect the underlying lease rates and range from 7.53% to 14.50%.

The estimated unguaranteed residual value is discounted using the internal rate of return related to each specific capital lease.

At June 30, 1997, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated unguaranteed residual value, net of allowances, is as follows:


                                               Estimated
                                 Minimum     unguaranteed
      Years ending           lease payments    residual
        June 30,               receivable       value           Total
      ------------           --------------  -------------   -------------
          1998                 $35,544,892     $13,364,199    $ 48,909,091
          1999                  18,844,525      15,481,945      34,326,470
          2000                  10,809,278      16,105,816      26,915,094
          2001                   3,046,116       4,999,895       8,046,011
          2002                   2,661,602       3,136,951       5,798,553
      Thereafter                    86,338          39,598         125,936
                               -----------     -----------    ------------
                                70,992,751      53,128,404     124,121,155

     Less unearned income     (  7,625,903)   ( 12,534,180)  (  20,160,083)
                               -----------     -----------    ------------

     Net investment in
      capital leases and
      estimated unguaranteed
      residual value           $63,366,848     $40,594,224    $103,961,072
                               ===========     ===========    ============

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.87% to 18.5%. Maturities of such obligations at June 30, 1997 are as follows:


     Years ending                                            Capital
       June 30,                                              leases
     ------------                                         ------------
         1998                                             $111,983,069
         1999                                               79,692,830
         2000                                               36,623,176
         2001                                               22,804,129
         2002                                                6,554,099
     Thereafter                                                919,972
                                                          ------------
Total nonrecourse debt                                     258,577,275
Deferred interest (Note 5)                                  32,644,933
                                                          ------------
Total discounted lease rentals assigned to lenders        $291,222,208
                                                          ============

Note 4 - Note Payable to Bank:

In August 1993, and as amended in December 1994 and January 1996, the Company negotiated a $20,000,000 general business loan agreement (the "Agreement") with a Bank. The Agreement, which provides for borrowings at the Bank's reference rate or the Bank's Offshore rate plus 1.25%, allows for advances through December 31, 1997 with rollover provisions to a term note, provided certain conditions are met by the Company. The term note is to be secured by certain qualifying leases and is to bear interest at the Bank's reference rate plus .50% or the Bank's Offshore rate plus 1.25%. The term note requires repayment in three equal quarterly installments of one eighth of the outstanding balance at the expiration date, commencing April 1, 1998, and one final payment on December 31, 1998 for the remaining balance.

The Agreement is unsecured and excludes any arrangements for compensating balances; however, the Bank requires a commitment fee on the daily average unused amount of the Bank's $20,000,000 commitment. Under the provisions of the Agreement, the Company must maintain certain net worth requirements, a defined debt to net worth ratio and a defined ratio of certain assets to defined debt. As of June 30, 1997, there was $10,000,000 outstanding on this Agreement. There was no balance outstanding as of June 30, 1996.

Note 5 - Deferred Interest Income and Net Deferred Income:

At June 30, 1997, deferred interest income of $32,644,933 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $32,644,933. See Note 3.

At June 30, 1997, the expected recognition of net deferred income (deferred gross margin of $13,274,510 less deferred selling expenses of $9,255,086) on the Company's future statements of earnings is as follows:

          Years ending
            June 30,
            --------
             1998                                         $2,695,812
             1999                                            964,203
             2000                                            225,468
             2001                                             94,578
             2002                                             39,363
                                                          ----------
                                                          $4,019,424
                                                          ==========

                               AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 6 - Income Taxes:

The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. From time to time, the Company is audited by various governmental taxing authorities. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:

                                       Years ended June 30,
                              ---------------------------------------
                                 1997            1996         1995
                              -----------     ----------   ----------
     Current tax expense:
       Federal                $ 5,407,310     $1,626,390   $4,618,165
       State                    1,500,000      1,186,017    2,032,998
                              -----------     ----------   ----------
                                6,907,310      2,812,407    6,651,163
                              -----------     ----------   ----------
     Deferred tax expense:
       Federal                  3,177,690      5,460,980      750,594
       State                      192,000        210,613      138,243
                              -----------     ----------   ----------
                                3,369,690      5,671,593      888,837
                              -----------     ----------   ----------
                              $10,277,000     $8,484,000   $7,540,000
                              ===========     ==========   ==========

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

Deferred  income tax liabilities  (assets) are comprised of the following:

                                                     June 30,
                                            ---------------------------
                                               1997            1996
                                            -----------    ------------
   Deferred income tax liabilities:
     Tax operating leases                   $32,337,212    $29,456,276
     Deferred  selling  expenses              3,794,585      3,052,514
     Payments due                               710,524             -0-
                                            -----------    -----------
           Total  liabilities                36,842,321     32,508,790
                                            -----------    -----------

   Deferred income tax assets:
     Allowances and reserves               (  3,093,965)  (  1,566,862)
     Minimum tax credits/carryforwards     (  5,673,009)  (  7,570,197)
     Refunds due                                    -0-   (  3,075,000)
     Depreciation other than on
       operating leases                    (    433,546)  (    560,936)
     State income taxes                    (    592,200)  (    228,723)
                                            -----------    -----------
           Total  assets                   (  9,792,720)  ( 13,001,718)
                                            -----------    -----------
     Net deferred income tax
       liabilities                          $27,049,601    $19,507,072
                                            ===========    ===========

The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

                                              Years ended June 30,
                                            ------------------------
                                            1997      1996      1995
                                            ----      ----      ----
     Federal statutory rate                 35.0%     35.0%     35.0%
     State tax, net of federal benefit       4.8       4.8       4.8
     Other                                  ( .3)     ( .3)     ( .3)
                                            ----      ----      ----
          Effective rate                    39.5%     39.5%     39.5%
                                            ====      ====      ====

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS


Note 7 - Capital Structure:

In September 1986, the Board of Directors and stockholders approved an increase in the number of authorized shares of Common Stock to 20,000,000. The Board of Directors and stockholders further authorized the issuance of 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

In August 1985, the Company's stockholders approved a Stock Option Plan (the "1985 Plan"), which, as amended, provides that stock options may be granted to officers, employees, consultants and other persons who have made, or will make, major contributions toward the growth and development of the Company. Stock options that are granted may entitle the recipient to purchase shares of the Company's common stock at prices greater than, equal to or less than the estimated fair market value at the date of the grant. Under the 1985 Plan, stock options become exercisable over a three or five year period, commencing with the first anniversary of the date of the grant, and expire ten years from the date of the grant. The Company had reserved 650,000 shares of common stock for issuance under the 1985 Plan. No further grants will be made under the 1985 Plan.

In November 1995, the Company's stockholders approved the 1995 Equity Participation Plan (the "1995 Plan") which succeeds the 1985 Plan. The 1995 Plan provides for the granting of options, restricted stock and stock appreciation rights ("SARs") to key employees, directors and consultants of the Company. Under the 1995 Plan, the maximum number of shares of Common Stock that may be issued upon the exercise of options or SARs, or upon the vesting of restricted stock awards, is 500,000. The maximum number of available shares of Common Stock will increase by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year. Each grant or issuance under the 1995 Plan will be set forth in a separate agreement and will indicate, as determined by the stock option committee, the type, terms, vesting period and conditions of the award.

The following table summarizes the activity in the 1985 and 1995 Plans for the periods indicated:

                                  For the year ended June 30,
                     ------------------------------------------------------
                           1997               1996               1995
                     ----------------   ----------------   -----------------
                             Weighted           Weighted            Weighted
                             average            average             average
                             exercise           exercise            exercise
                     Shares    price    Shares    price    Shares    price
                     ------- --------   ------  --------   -------  --------
Options outstanding
  at the beginning
  of the year        484,850   $13.21   512,050   $13.36   455,891   $12.69

Granted               91,000    19.21        -0-     N/A   149,000    16.51
Exercised            (42,300)   14.28  (  6,000)    7.00  ( 10,937)    8.30
Canceled             (36,600)   17.14  ( 21,200)   18.53  ( 81,904)   16.08
                      ------   ------   -------   ------   -------   ------

Options outstanding
  at the end of the
  year               496,950   $13.93   484,850   $13.21   512,050   $13.36
                     =======   ======   =======   ======   =======   ======

Options exercisable  315,916            300,883            261,713
                     =======            =======            =======
Weighted average
  fair value of
  options granted    $  6.81
                     =======

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

                 Options outstanding                  Options exercisable
  -------------------------------------------------  ---------------------
                               Weighted
                                average
                               remaining   Weighted               Weighted
     Range of                 contractual  average                average
     exercise       Number       life      exercise    Number     exercise
     prices       outstanding (in years)    price    exercisable   price
  -------------   ----------- -----------  --------  -----------  --------
  $ 7.00-$ 8.25     160,550      3.21       $ 7.01     160,550     $ 7.01
   12.00- 15.75     168,833      6.63        14.96      83,466      14.36
   16.00- 22.75     167,567      7.62        19.51      71,900      18.94
  -------------     -------      ----       ------     -------     ------
  $ 7.00-$22.75     496,950      5.86       $13.93     315,916     $11.67
  =============     =======      ====       ======     =======     ======

The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the following proforma amounts:

                                For the year ended June 30,
                                    1997            1996
                                ---------------------------
Net income                      $15,739,641     $12,995,629
Proforma compensation cost          (27,392)             -0-
                                -----------     -----------
Proforma net income             $15,712,249     $12,995,629
                                ===========     ===========
Proforma primary EPS            $      2.69     $      2.22
                                ===========     ===========
Proforma fully diluted EPS      $      2.59     $      2.22
                                ===========     ===========

The SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995; therefore, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk free interest rate of 6.4%, expected life of five years, expected dividend yield of 1% and expected volatility of 29.6%.

Note 8 - Fair Value of Financial Instruments:

The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). The estimates were made as of June 30, 1997 and 1996 based on relevant market information at these respective times.

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

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS


The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows:

                                            June 30,
                    --------------------------------------------------------
                       1997          1997           1996           1996
                       ----          ----           ----           ----
                                   Estimated                     Estimated
                    Book value     fair value     Book value     fair value
                    -----------    -----------    -----------    -----------
Financial Assets:
  Cash and cash
   equivalents      $ 5,779,960    $ 5,779,960    $ 8,614,357    $ 8,614,357
  Investment
   securities                -0-            -0-     1,180,371      1,181,967

Cash and Cash Equivalents: For cash, the book value is a reasonable estimate of fair value. For cash equivalents, the estimated fair value is based on the respective market prices.

Investment Securities: The fair value of investment securities is based upon the criteria established under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115," see Note 9). Book value is based upon cost.

The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

Note 9 - Investment Securities:

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

The following is a summary of investment securities as of June 30, 1996. The Company did not have any investment security balances as of June 30, 1997.

                                       Gross          Gross      Estimated
                        Amortized   unrealized     unrealized      fair
June  30, 1996             cost        gains         losses        value
                       -----------  ----------     ----------   -----------
  Available-for-sale
    securities
    Corporate debt
      securities       $ 1,180,371   $    1,596    $      -0-   $ 1,181,967
                       ===========   ==========    ==========   ===========

The estimated fair value of the available-for-sale securities at June 30, 1996, by contractual maturity, are shown below.

                                                  1996
                                        -------------------------
                                           Cost        Fair value
                                           ----        ----------
Available-for-sale securities
  Due in 3 months or less               $1,180,371     $1,181,967
                                        ==========     ==========

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Investment income for the years ended June 30, 1997, 1996 and 1995 consisted of the following:

                                      1997         1996          1995
                                    --------     --------     ----------
Interest income                     $600,926     $830,873     $  655,716
Gross realized gains                  35,798       37,583        378,055
                                    --------     --------     ----------
                                    $636,724     $868,456     $1,033,771
                                    ========     ========     ==========

Note 10 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under several operating leases which all expire in fiscal 1998. Rent expense was $604,559 (1997), $577,416 (1996) and $472,036 (1995). The Company is negotiating operating leases for its corporate offices beyond 1998.

Future minimum lease payments under operating leases are as follows:


          Year ending                             Future minimum
            June 30,                              lease payments
          -----------                             --------------
             1998                                   $ 418,575
                                                    =========

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. Beginning in calendar year 1996, the Company increased their contribution to the 401K Plan on behalf of eligible participants. The Company has made contributions during the years ended June 30, 1997, 1996, and 1995 of $131,573, $16,036, and
$38,183, respectively.

Note 11 - Subsequent Events (Unaudited):

On September 12, 1997, the Company's Board of Directors announced a 2-for-1 Common Stock split to be effected on October 17, 1997 to stockholders of record as of September 26, 1997. As of September 12, 1997 the Company had 5,890,359 shares of Common Stock outstanding, which following the split would increase to 11,780,718. The effect of the 2-for-1 Common Stock split is not included in the financial statements.

                              AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 12 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 1997 and 1996 is as follows:

                                        Three months ended
                      ---------------------------------------------------
                      September 30,   December 31,   March 31,   June 30,
                      -------------   ------------   ---------   --------
                           (In thousands, except per share amounts)

     1997
     ----
Total revenues           $66,457         $74,432       $76,692    $82,309
Gross profit              10,172          11,720        12,629     12,537

Net earnings               3,172           3,837         4,156      4,575
Primary earnings
  per common share       $   .54         $   .66       $   .71    $   .78
Fully diluted earnings
  per common share       $   .53         $   .64       $   .69    $   .74

Dividends declared
  per common share       $   .05         $   .05       $   .05    $   .05

     1996
     ----
Total revenues           $56,416         $65,634       $66,842    $68,347
Gross profit               8,611           9,322        10,439     10,908

Net earnings               2,654           3,191         3,348      3,803
Primary earnings
  per common share       $   .45         $   .55       $   .57    $   .65
Fully diluted earnings
  per common share       $   .45         $   .55       $   .57    $   .65

Dividends declared
  per common share       $   .05         $   .05       $   .05    $   .05


                              AMPLICON, INC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1997, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                              AMPLICON, INC.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

     (1) Financial Statements

           All  financial statements of the Registrant as set forth  under
           Part II
           Item 8 of this report on Form 10-K

     (2) Financial Statement Schedules:

     Schedule Number              Description                    Page Number
    ----------------              -----------                    -----------
          II.           Valuation and Qualifying Accounts             29

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the financial statements and notes thereto.

     (3) Exhibits:

          See Index to Exhibits filed as part of this Form 10-K    30-32

(b)  Reports on Form 8-K
      There were no reports on Form 8-K filed during the fourth quarter of fiscal 1997.

                              AMPLICON, INC.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMPLICON, INC.

     By   S. Leslie Jewett/s/                     Date: September 19, 1997
          -------------------
          S. Leslie Jewett

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

             Signature                       Title                Date



Patrick E. Paddon/s/                                        September 19, 1997
--------------------      President, Chief Executive
Patrick E. Paddon            Officer and Director

Glen T. Tsuma/s/                                            September 19, 1997
--------------------      Vice President, Treasurer, Chief
Glen T. Tsuma              Operating Officer and Director

S. Leslie Jewett/s/                                         September 19, 1997
--------------------      Chief Financial Officer
S. Leslie Jewett

Michael H. Lowry/s/                                         September 18, 1997
--------------------      Director
Michael H. Lowry

Harris Ravine/s/                                            September 18, 1997
--------------------      Director
Harris Ravine

                              AMPLICON, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                          Additions
                            Balance       charged to   Accounts     Balance
                            beginning     costs and    written     at end of
Classifications             of period     expenses       off        period
---------------            ----------     ----------   --------   -----------

Year ended June 30, 1995:

Allowance for doubtful
  accounts                 $1,320,325      $381,585     $6,468     $1,695,442
Allowance for valuation
  of unguaranteed
  residual value           $  542,274      $     -0-    $   -0-    $  542,274

Year ended June 30, 1996:

Allowance for doubtful
  accounts                 $1,695,442      $     -0-    $   -0-    $1,695,442
Allowance for valuation
  of unguaranteed
  residual value           $  542,274      $     -0-    $   -0-    $  542,274

Year ended June 30, 1997:

Allowance for doubtful
  accounts                 $1,695,442      $     -0-    $    -0-   $1,695,442
Allowance for valuation
  of unguaranteed
  residual value           $  542,274      $852,000     $    -0-   $1,394,274

Note: The allowance for doubtful accounts includes balances related to receivables and capital leases described in Notes 2 and 3 of the Notes to Financial Statements.

                              AMPLICON, INC.

                             INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                      Page No.
-----------------------------------------------------------------------------
  3.1          Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1
               File No. 33-9094 (the "Registration Statement on
               Form S-1"))

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

 10.5 Form of Assignment of Lease - Without Recourse between the Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1)

 10.6 Form of Assignment of Lease - Without Recourse between the Company and Circle Business Credit, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1)

                              AMPLICON, INC.

                             INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                      Page No.
-----------------------------------------------------------------------------

 10.7          Master Agreement for Rental Payment Purchase
               Transactions, dated as of February 27, 1990, between the Company and Security Pacific Credit Corporation (incorporated by reference to Exhibit 10.7 to the Registrant's 1990 Form 10-K)

 10.8 Credit Agreement, dated as of April 13, 1990 (the "Credit Agreement"), between the Company and Security Pacific National Bank (now Bank of America National Trust and Savings Association, and together with Security Pacific National Bank,
               "Bank of America") (incorporated by reference to
               Exhibit 10.8 to the Registrant's 1990 Form 10-K)

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

                              AMPLICON, INC.

                             INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                      Page No.
-----------------------------------------------------------------------------
 10.16          Security Agreement dated as of December 23,
                1993 and all amendments C, D, & E, dated
                April 19, 1994, July 18, 1994 and August 30,
                1994, respectively between the Company and The CIT Group/Equipment Financing, Inc.
                (incorporated by reference to Exhibit 10.16 to the Registrant's 1994 Form 10-K).

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