Form 10-Q
period 1997-09-30
AMPLICON INC
filed 1997-11-06
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                   Yes     X      No

The number of shares outstanding of the Registrant's Common Stock, par value $.005 per share, as of October 29, 1997 was 11,765,518.

                             AMPLICON, INC.

                                  INDEX


                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER

Item 1. Financial Statements

     Balance Sheets - September 30, 1997
     (unaudited) and June 30, 1997                                3

     Statements of Earnings - Three months
     ended September 30, 1997 and 1996 (unaudited)                4

     Statements of Cash Flows - Three months
     ended September 30, 1997 and 1996 (unaudited)                5

     Notes to Financial Statements (unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     7-8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          9

Signature                                                        10

                             AMPLICON, INC.

                             BALANCE SHEETS

                                            (UNAUDITED)         (AUDITED)
                                           September 30,         June 30,
ASSETS                                         1997                1997
                                           -------------      ------------
Cash and cash equivalents                  $  5,345,000       $  5,780,000
Investment securities                                -0-                -0-
Net receivables                              94,227,000         87,743,000
Inventories, primarily customer
 deliveries in process                        1,738,000          1,558,000
Net investment in capital leases            106,380,000        103,961,000
Net equipment on operating leases                    -0-             2,000
Other assets                                  1,289,000          1,189,000
Discounted lease rentals assigned
 to lenders                                 290,631,000        291,222,000
                                           ------------       ------------
                                           $499,610,000       $491,455,000
                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Note payable to bank                      $ 10,000,000       $ 10,000,000
 Accounts payable                            27,988,000         27,609,000
 Accrued liabilities                          6,482,000          5,929,000
 Customer deposits                            8,733,000          7,872,000
 Nonrecourse debt                           258,358,000        258,577,000
 Deferred interest income                    32,273,000         32,645,000
 Net deferred income                          5,527,000          4,019,000
 Income taxes payable, including
  deferred taxes                             28,697,000         27,050,000
                                           ------------       ------------
                                            378,058,000        373,701,000
                                           ------------       ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock; 2,500,000 shares
  authorized; none issued                            -0-                -0-
 Common stock; $.005 par value;
  40,000,000 shares authorized;
  11,789,718 and 11,752,518
  issued and outstanding as of
  September 30, 1997 and
  June 30, 1997, respectively                    59,000             59,000
Additional paid in capital                    6,414,000          6,110,000
Retained earnings                           115,079,000        111,585,000
Investment securities valuation
 adjustment                                          -0-                -0-
                                           ------------       ------------
                                            121,552,000        117,754,000
                                           ------------       ------------
                                           $499,610,000       $491,455,000
                                           ============       ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)

                                          Three Months Ended September 30,
                                               1997             1996
                                            -----------      -----------
Revenues:
 Sales of equipment                         $69,752,000      $57,137,000
 Interest income                             10,051,000        8,775,000
 Investment income                               90,000          117,000
 Rental income                                  145,000          428,000
                                            -----------      -----------
                                             80,038,000       66,457,000
                                            -----------      -----------
Costs:
 Cost of equipment sold                      63,708,000       51,614,000
 Interest expense on nonrecourse
  debt                                        5,175,000        4,636,000
 Depreciation of equipment on
  operating leases                                3,000           35,000
                                            -----------      -----------
                                             68,886,000       56,285,000
                                            -----------      -----------

Gross profit                                 11,152,000       10,172,000

Selling, general and administrative           4,560,000        4,903,000
 expenses

Interest expense-other                           38,000           27,000
                                            -----------      -----------
Earnings before income taxes                  6,554,000        5,242,000

Income taxes                                  2,589,000        2,070,000
                                            -----------      -----------
Net earnings                                $ 3,965,000      $ 3,172,000
                                            ===========      ===========
Primary earnings per common share           $       .34      $       .27
                                            ===========      ===========
Fully diluted earnings per common
 share                                      $       .32      $       .26
                                            ===========      ===========
Dividends declared per common share         $       .04      $      .025
                                            ===========      ===========
Primary weighted average number of
 common shares outstanding                   11,768,000       11,671,000
                                            ===========      ===========
Fully diluted weighted average number
 of common shares outstanding                12,323,000       11,979,000
                                            ===========      ===========

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Three Months Ended September 30,
                                                   1997            1996
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                    $ 3,965,000     $ 3,172,000
Adjustments to reconcile net earnings
 to cash flows (used for) provided by
 operating activities:
 Depreciation                                         3,000          15,000
 Sale or lease of equipment previously
  on operating leases, net                               -0-         20,000
 Interest accretion of estimated
  unguaranteed residual values                  ( 1,353,000)    ( 1,076,000)
 Estimated unguaranteed residual values
  recorded on leases                            ( 2,340,000)    ( 2,684,000)
 Interest accretion of net deferred income      (   848,000)    (   925,000)
 Increase in net deferred income                  2,356,000       1,507,000
 Net increase in income taxes payable,
  including deferred taxes                        1,647,000       2,073,000
 Net increase in net receivables                ( 6,484,000)    ( 9,000,000)
 Net increase in inventories                    (   180,000)    (   475,000)
 Net increase in accounts payable and
  accrued liabilities                               932,000       8,688,000
                                                -----------     -----------
Net cash (used for) provided by
 operating activities                           ( 2,302,000)      1,315,000
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale securities      (34,629,000)    (45,635,000)
 Proceeds from sale of available-for-sale
  securities                                     34,629,000      40,689,000
 Net increase in minimum lease payments
  receivable                                    ( 1,253,000)    ( 3,593,000)
 Purchase of equipment on operating leases      (     1,000)             -0-
 Net increase in other assets                   (   100,000)    (    55,000)
 Decrease in estimated unguaranteed residual
  values                                          2,527,000       2,090,000
                                                -----------     -----------
Net cash provided by (used for) investing
 activities                                       1,173,000     ( 6,504,000)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in customer deposits                      861,000       1,107,000
 Dividends to stockholders                      (   471,000)    (   292,000)
 Proceeds from exercise of stock options            304,000              -0-
 Purchase of common stock                                -0-    (    82,000)
                                                -----------     -----------
Net cash provided by financing activities           694,000         733,000
                                                -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS         (   435,000)    ( 4,456,000)
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                           5,780,000       8,614,000
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 5,345,000     $ 4,158,000
                                                ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals
  assigned to lenders and related
  nonrecourse debt                             ($   591,000)    $ 5,886,000
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                       $    38,000     $    27,000
                                                ===========     ===========
 Income taxes                                   $   942,000     $    62,000
                                                ===========     ===========

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 1997 and the statements of earnings and cash flows for the three month periods ended September 30, 1997 and 1996. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

   Leases
   ------
Effective January 1, 1997, the Company has adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Under the requirements set forth in SFAS No. 125, the Company has accounted for qualifying transfers of financial assets occurring on or after January 1, 1997 by derecognizing all assets sold.

   Common Stock
   ------------
On September 12, 1997, the Company's Board of Directors announced a 2-for-1 Common Stock split to be effected on October 17, 1997, to stockholders of record as of September 26, 1997. These financial statements have been adjusted to reflect this stock split.


NOTE 2- BALANCE SHEET

At September 30, 1997, deferred interest income of $32,273,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $32,273,000.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 1997 and 1996

      REVENUES. Total revenues for the three months ended September 30, 1997 were $80,038,000, an increase of $13,581,000 or 20% as compared to the three months ended September 30, 1996. The increase from the prior year was primarily the result of increases in sales of equipment and interest income. Sales of equipment increased by $12,615,000 or 22% to $69,752,000 in the quarter ended September 30, 1997 as compared to
$57,137,000 in the quarter ended September 30, 1996. The increase in sales of equipment was primarily due to a 23% increase in sales from new lease transactions. Interest income for the quarter ended September 30, 1997 increased by $1,276,000 or 15% to $10,051,000 as compared to
$8,775,000 in the same quarter of the prior year. The three months ended September 30, 1997 and 1996, included amounts of $5,175,000 and $4,636,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended September 30, 1997, net of interest expense on discounted lease rentals assigned to lenders, increased by $737,000 or 18% to $4,876,000 as compared to $4,139,000 for the three months ended September 30, 1996. This increase is primarily the result of higher interest income realized from a larger investment in lease receivables and residual investments, as well as increased accretion of deferred income. Investment income decreased by $27,000 or 23% to $90,000 as compared to $117,000 for the same period in the prior year. This decrease can be attributed to the Company maintaining lower investment balances during the three months ended September 30, 1997. Rental income decreased by $283,000 to $145,000 in the three months ended September 30, 1997 as compared to $428,000 for the three months ended September 30, 1996 due to a decrease in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the first quarter of fiscal 1998 increased 10% to $11,152,000 compared to $10,172,000 for the first quarter of fiscal 1997. The improvement is primarily attributable to a 14% increase in profits from lease extensions and sales of lease property, and higher net interest income, offset by a slight decrease in income recognized from new lease transactions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 5.7% and 7.4% for the quarters ended September 30, 1997 and 1996, respectively. Selling, general and administrative expenses decreased by $343,000, or 7%, primarily due to a reduction in legal and general office expenses as well as no increases in salaries and benefits.

      TAXES.   The  Company's tax rate was 39.5% for the  quarters  ended
September 30, 1997 and 1996 representing its estimated annual tax rate for the years ending June 30, 1998 and 1997.

                                 (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)


Financial and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At September 30, 1997, the Company had outstanding nonrecourse debt aggregating $258,358,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the three months ended September 30, 1997, the Company increased its net investment in leases held in its own portfolio by $1,253,000 from June 30, 1997. This increase was primarily due to an increase in lease extensions.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At September 30, 1997, the Company had $10,000,000 in borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion to repurchase up to 600,000 shares of the Company's Common Stock. Under this authorization 111,356 shares remain available for repurchase.

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

                             AMPLICON, INC.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.  Financial Data Schedule

     (b) 8-K Reports

         During the three months ended September 30, 1997, there was one report on Form 8-K filed on September 19, 1997 regarding the announcement of a 2-for-1 Common Stock split effective October 17, 1997 for stockholders of record on September 26, 1997.

                          AMPLICON, INC.

                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMPLICON, INC.
                                            Registrant

DATE: November 5, 1997                 BY: S. LESLIE JEWETT /s/
     -----------------                    --------------------
                                           S. LESLIE JEWETT
                                        Chief Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)