Form 10-Q
period 1997-12-31
AMPLICON INC
filed 1998-02-11
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                                   Yes     X      No

The number of shares outstanding of the registrant's Common Stock, par value $.005 per share, as of January 30, 1998 was 11,806,318.

                             AMPLICON, INC.

                                  INDEX

                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER

Item 1. Financial Statements

     Balance Sheets - December 31, 1997
     (unaudited) and June 30, 1997                                3

     Statements of Earnings - Three months
     and six months ended December 31, 1997 and 1996
     (unaudited)                                                  4

     Statements of Cash Flows - Six months
     ended December 31, 1997 and 1996 (unaudited)                 5

     Notes to Financial Statements (unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     7-8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          9

Signature                                                        10

                             AMPLICON, INC.

                             BALANCE SHEETS

                                         (UNAUDITED)       (AUDITED)
                                         December 31,       June 30,
ASSETS                                       1997             1997
------                                   ------------     ------------
Cash and cash equivalents                $ 16,781,000     $  5,780,000
Investment securities                       1,247,000               -0-
Net receivables                            75,635,000       87,743,000
Inventories, primarily customer
 deliveries in process                        801,000        1,558,000
Net investment in capital leases          105,728,000      103,961,000
Net equipment on operating leases                  -0-           2,000
Other assets                                1,226,000        1,189,000
Discounted lease rentals assigned
 to lenders                               291,112,000      291,222,000
                                         ------------     ------------
                                         $492,530,000     $491,455,000
                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Note payable to bank                    $         -0-    $ 10,000,000
 Accounts payable                          22,593,000       27,609,000
 Accrued liabilities                        7,382,000        5,929,000
 Customer deposits                         10,391,000        7,872,000
 Nonrecourse debt                         256,584,000      258,577,000
 Deferred interest income                  34,528,000       32,645,000
 Net deferred income                        5,989,000        4,019,000
 Income taxes payable, including
  deferred taxes                           28,879,000       27,050,000
                                         ------------     ------------
                                          366,346,000      373,701,000
                                         ------------     ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock 2,500,000 shares
  authorized; none issued                          -0-              -0-
 Common stock; $.005 par value;
  40,000,000 shares authorized;
  11,802,718 and 11,752,518 issued
  and outstanding, as of
  December 31, 1997 and
  June 30, 1997, respectively                  59,000           59,000
Additional paid in capital                  6,517,000        6,110,000
Retained earnings                         119,608,000      111,585,000
Investment securities valuation
 adjustment                                        -0-              -0-
                                         ------------     ------------
                                          126,184,000      117,754,000
                                         ------------     ------------
                                         $492,530,000     $491,455,000
                                         ============     ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)
                (In thousands, except per share amounts)

                                Three months ended    Six months ended
                                   December 31,          December 31,
                                 1997       1996       1997       1996
                               --------   --------   --------   --------
Revenues:
 Sales of equipment            $ 71,072   $ 65,026   $140,823   $122,163
 Interest income                 10,879      8,989     20,930     17,764
 Investment income                   89        184        179        301
 Rental income                      146        233        292        661
                               --------   --------   --------   --------
                                 82,186     74,432    162,224    140,889
                               --------   --------   --------   --------
Costs:
 Cost of equipment sold          63,959     57,884    127,667    109,499
 Interest expense on
  nonrecourse debt                5,116      4,769     10,290      9,405
 Depreciation of equipment
  on operating leases                 2         59          5         93
                               --------   --------   --------   --------
                                 69,077     62,712    137,962    118,997
                               --------   --------   --------   --------
Gross profit                     13,109     11,720     24,262     21,892

Selling, general and
 administrative expenses          4,826      5,308      9,387     10,211

Interest expense-other               18         69         56         96
                               --------   --------   --------   --------
Earnings before income taxes      8,265      6,343     14,819     11,585

Income taxes                      3,264      2,506      5,853      4,576
                               --------   --------   --------   --------
Net earnings                   $  5,001   $  3,837   $  8,966   $  7,009
                               ========   ========   ========   ========
Basic earnings per common
 share                         $    .42   $    .33   $    .76   $    .60
                               ========   ========   ========   ========
Diluted earnings per common
 share                         $    .40   $    .32   $    .73   $    .59
                               ========   ========   ========   ========
Weighted average number of
 common shares outstanding       11,799     11,669     11,783     11,670
                               ========   ========   ========   ========
Diluted number of common
 shares outstanding              12,360     11,982     12,311     11,951
                               ========   ========   ========   ========
Dividends declared per
 common share outstanding      $    .04   $   .025   $    .08   $    .05
                               ========   ========   ========   ========

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Six Months Ended December 31,
                                               1997              1996
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                $  8,966,000     $  7,009,000
Adjustments to reconcile net earnings
 to cash flows (used for) provided by
 operating activities:
 Depreciation                                     5,000            73,000
 Sales or lease of equipment previously
  on operating leases, net                           -0-           20,000
 Interest accretion of estimated
  unguaranteed residual values            (   2,806,000)    (   2,207,000)
 Estimated unguaranteed residual values
  recorded on leases                      (   5,605,000)    (   5,163,000)
 Interest accretion of net deferred
  income                                  (   1,934,000)    (   1,908,000)
 Increase in net deferred income              3,904,000         2,232,000
 Net increase in income taxes payable,
  including deferred taxes                    1,829,000         4,385,000
 Net decrease (increase) in net
  receivables                                12,108,000     (  16,710,000)
 Net decrease in inventories                    757,000         1,530,000
 Net (decrease) increase in accounts
  payable and accrued liabilities         (   3,563,000)       11,329,000
                                           ------------      ------------
Net cash provided by operating
 activities                                  13,661,000           590,000
                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale
  securities                              (  75,066,000)    ( 130,079,000)
 Proceeds from sale of
  available-for-sale securities              73,819,000       130,263,000
 Net decrease (increase) in minimum
  lease payments receivable                   1,254,000     (   5,111,000)
 Purchase of equipment on operating
  leases                                  (       3,000)    (      58,000)
 Net increase in other assets             (      37,000)    (      16,000)
 Decrease in estimated unguaranteed
  residual values                             5,390,000         5,287,000
                                           ------------      ------------
Net cash provided by investing
 activities                                   5,357,000           286,000
                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on note payable to bank          (  10,000,000)               -0-
 Increase in customer deposits                2,519,000         1,332,000
 Purchase of common stock                            -0-    (      82,000)
 Dividends to stockholders                (     943,000)    (     583,000)
 Proceeds from exercise of stock options        407,000            37,000
                                           ------------      ------------
Net cash (used for) provided by financing
 activities                               (   8,017,000)          704,000
                                           ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS      11,001,000         1,580,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    5,780,000         8,614,000
                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                    $ 16,781,000      $ 10,194,000
                                           ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals
 assigned to lenders and related
 nonrecourse debt                         ($  1,993,000)     $  1,008,000
                                           ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                  $     56,000      $     96,000
                                           ============      ============
 Income taxes                              $  4,024,000      $    191,000
                                           ============      ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1- BASIS OF PRESENTATION
-----------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 1997 and the statements of earnings and cash flows for the three and six month periods ended December 31, 1997 and 1996. The results of operations for the six month period ended December 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

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

NOTE 2- BALANCE SHEET
---------------------
At December 31, 1997, deferred interest income of $34,528,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $34,528,000.

NOTE 3- EARNINGS PER SHARE
--------------------------
Effective with the interim period ending December 31, 1997, the Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 adopts a simpler calculation methodology for determining the number of shares outstanding. Accordingly, the earnings per share calculations for the three and six months ended December 31, 1996 were restated to the current standard. The difference between weighted and diluted number of common shares outstanding is the dilutive effect of stock options. Net income remains the same in both calculations of earnings per share.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1997 and 1996
---------------------------------------------
      REVENUES. Total revenues for the three months ended December 31, 1997 were $82,186,000, an increase of $7,754,000 or 10% as compared to the three months ended December 31, 1996. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $6,046,000 or 9% to $71,072,000 in the quarter ended December 31, 1997 as compared to $65,026,000 in the quarter ended December 31, 1996. The increase in sales of equipment was primarily due to the increased volume of new lease transactions. Interest income for the quarter ended December 31, 1997 increased by $1,890,000 or 21% to $10,879,000 as compared to $8,989,000 in the same quarter in the prior year. The three months ended December 31, 1997 and 1996 included amounts of $5,116,000 and $4,769,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the three months ended December 31, 1997, interest income, net of interest expense on discounted lease rentals assigned to lenders, increased by $1,543,000 or 37% to $5,763,000 as compared to $4,220,000 for the three months ended December 31, 1996. This increase is primarily the result of increased accretion of deferred income and higher interest income realized from a larger investment in lease receivables and residual values during the period. Investment income decreased by $95,000, or 52%, to $89,000 as compared to $184,000 for the same period in the prior year. This decrease can be attributed to lower cash balances invested in securities during the three months ended December 31, 1997. Rental income decreased by $87,000 to $146,000 in the three months ended December 31, 1997, compared to $233,000 for the three months ended December 31, 1996.

      GROSS PROFIT. Gross profit for the quarter ended December 31, 1997 of $13,109,000 increased by $1,389,000 or 12% as compared to $11,720,000 for the quarter ended December 31, 1996. As a percent of total revenues, gross margin increased to 16.0% in the three months ended December 31, 1997 as compared to 15.7% in the same period in the prior year. The principal factors which contributed to increased gross profit were higher net interest income, offset somewhat by a decrease in income recognized from lease extensions and sales of lease property.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 5.9% and 7.1% for the quarters ended December 31, 1997 and 1996, respectively. Selling, general and administrative expenses decreased by $482,000 or 9% primarily due to reduction in legal and general office expenses as well as no increases in salaries and benefits.

      TAXES.   The  Company's tax rate was 39.5% for the  quarters  ended
December 31, 1997 and 1996, representing its estimated annual tax rate for the years ending June 30, 1998 and 1997.

Six Months Ended December 31, 1997 and 1996
-------------------------------------------
     REVENUES. Total revenues for the six months ended December 31, 1997 were $162,224,000, an increase of $21,335,000 or 15% as compared to the six months ended December 31, 1996. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment increased by $18,660,000 or 15% to $140,823,000 in the six months ended December 31, 1997 as compared to $122,163,000 in the same period ended December 31, 1996. The increase in sales of equipment was primarily due to the increased volume of new lease transactions. Interest income for the six months ended December 31,1997 increased by $3,166,000 or 18% to $20,930,000 as compared to $17,764,000 in the same period in the prior year. The six months ended December 31, 1997 and 1996 included amounts of $10,290,000 and $9,405,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the six months ended December 31, 1997, interest income, net of interest expense on discounted lease rentals assigned to lenders, increased by $2,281,000 or 27% to $10,640,000 as compared to $8,359,000 for the six months ended December 31, 1996. This increase is the result of increased interest income earned from lease receivables, greater accretion of deferred income and higher interest income realized from a larger investment in residual values.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     REVENUES (continued). Investment income decreased by $122,000 or 41% to $179,000 as compared to $301,000 for the same period in the prior year. This decrease can be attributed to a lower investment in securities during the six months ended December 31, 1997. Rental income decreased by $369,000 or 56% to $292,000 in the six months ended December 31, 1997 as compared to $661,000 for the six months ended December 31, 1996 due to a decrease in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the six months ended December 31, 1997 of $24,262,000 increased by $2,370,000 or 11% as compared to
$21,892,000 for the six months ended December 31, 1996. The improvement is attributable to the strong increase in net interest income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 5.8% and 7.2% for the six months ended December 31, 1997 and 1996, respectively. Selling, general and administrative expenses decreased by $824,000 or 8% primarily due to a reduction in legal and general office expenses as well as no increase in salary and benefits.

      TAXES.   The Company`s tax rate was 39.5% for the six months  ended
December 31, 1997 and 1996, respectively, representing its estimated annual tax rate for the years ending June 30, 1998 and 1997.

Financial and Capital Resources
-------------------------------
      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At December 31, 1997, the Company had outstanding nonrecourse debt aggregating $256,584,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 1997, the Company's net investment in leases held in its own portfolio decreased by $1,254,000 from June 30, 1997. This decrease was primarily due to fewer new lease transactions being held in its own portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At December 31, 1997, the Company did not have any borrowings outstanding on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion to repurchase up to 300,000 shares of the Company's Common Stock. Under this authorization 55,678 shares remain available for repurchase.

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

                             AMPLICON, INC.

                                                                           PAGE
PART II - OTHER INFORMATION                                               NUMBER
---------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------
         10.19 Business Loan Agreement, dated as  of December 23, 1997,
               between the Company and Bank of America.                    11-26

     (b) 8-K Reports
         -----------
         There were no reports on Form 8-K for the three months ended December 31, 1997.

                             AMPLICON, INC.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMPLICON, INC.
                                      Registrant


DATE: February 6, 1998            BY: S. Leslie Jewett/s/
                                      -------------------
                                      S. Leslie Jewett
                                   Chief Financial Officer
                                  (Principal Financial and
                                     Accounting Officer)