Form 10-Q
period 1998-03-31
AMPLICON INC
filed 1998-05-15
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

                    Commission File No.: 0-15641

                           AMPLICON, INC.
         (Exact name of registrant as specified in charter)


                     California                        95-3162444
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

               5 Hutton Centre Dr., Ste. 500
               Santa Ana, California                      92707
          (Address of principal executive offices)      (ZipCode)


Registrant's telephone number, including area code:    (714) 751-7551

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                       Outstanding at April 28, 1998

Common Stock, $.005 par value                11,822,218

                             AMPLICON, INC.

                                  INDEX

                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER
-----------------------------                                   ------

Item 1. Financial Statements

     Balance Sheets - March 31, 1998
     (unaudited) and June 30, 1997 (audited)                       3

     Statements of Earnings - Three months and nine months
     ended March 31, 1998 and 1997 (unaudited)                     4

     Statements of Cash Flows - Nine months
     ended March 31, 1998 and 1997 (unaudited)                     5

     Notes to Financial Statements (unaudited)                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      7-8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           9

Signature                                                         10

                             AMPLICON, INC.

                             BALANCE SHEETS


                                          (UNAUDITED)         (AUDITED)
                                           March 31,           June 30,
ASSETS                                       1998                1997
------                                    ------------       ------------
Cash and cash equivalents                 $ 10,013,000       $  5,780,000
Investment securities                               -0-                -0-
Net receivables                             90,413,000         87,743,000
Inventories, primarily customer
 deliveries in process                       1,443,000          1,558,000
Net investment in capital leases           107,772,000        103,961,000
Net equipment on operating leases                   -0-             2,000
Other assets                                 1,306,000          1,189,000
Discounted lease rentals assigned
 to lenders                                295,436,000        291,222,000
                                          ------------       ------------
                                          $506,383,000       $491,455,000
                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Note payable to bank                     $         -0-      $ 10,000,000
 Accounts payable                           27,543,000         27,609,000
 Accrued liabilities                         8,287,000          5,929,000
 Customer deposits                          11,468,000          7,872,000
 Nonrecourse debt                          259,340,000        258,577,000
 Deferred interest income                   36,096,000         32,645,000
 Net deferred income                         5,472,000          4,019,000
 Income taxes payable, including
  deferred taxes                            27,499,000         27,050,000
                                          ------------       ------------
                                           375,705,000        373,701,000
                                          ------------       ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock 2,500,000 shares
  authorized; none issued                           -0-                -0-
 Common stock; $.005 par value;
  40,000,000 shares authorized;
  11,820,718 and 11,752,518
  issued and outstanding, as
  of March 31, 1998 and
  June 30, 1997, respectively                   59,000             59,000
Additional paid in capital                   6,675,000          6,110,000
Retained earnings                          123,944,000        111,585,000
Investment securities valuation
 adjustment                                         -0-                -0-
                                          ------------       ------------
                                           130,678,000        117,754,000
                                          ------------       ------------
                                          $506,383,000       $491,455,000
                                          ============       ============


               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)
                (In thousands, except per share amounts)

                                Three Months Ended      Nine Months Ended
                                     March 31,              March 31,
                                  1998       1997        1998       1997
                                --------   --------    --------   --------
Revenues:
 Sales of property              $ 69,566   $ 66,883    $210,389   $189,046
 Interest income                  11,859      9,310      32,790     27,076
 Investment income                   229        150         408        450
 Rental income                       175        349         466      1,009
                                --------   --------    --------   --------
                                  81,829     76,692     244,053    217,581
                                --------   --------    --------   --------
Costs:
 Cost of property sold            62,773     59,275     190,439    168,773
 Interest expense on
  nonrecourse debt                 6,024      4,778      16,315     14,184
 Depreciation of property
   on operating leases                22         10          27        103
                                --------   --------    --------   --------
                                  68,819     64,063     206,781    183,060
                                --------   --------    --------   --------
Gross profit                      13,010     12,629      37,272     34,521

Selling, general and
 administrative expenses           5,041      5,693      14,428     15,904

Interest expense-other                20         66          77        163
                                --------   --------    --------   --------
Earnings before income taxes       7,949      6,870      22,767     18,454

Income taxes                       3,140      2,714       8,993      7,290
                                --------   --------    --------   --------
Net earnings                    $  4,809   $  4,156    $ 13,774   $ 11,164
                                ========   ========    ========   ========
Basic earnings per common
 share                          $    .41   $    .36    $   1.17   $    .96
                                ========   ========    ========   ========
Diluted earnings per common
 share                          $    .39   $    .34    $   1.12   $    .93
                                ========   ========    ========   ========
Weighted average number of
 common shares outstanding        11,810     11,673      11,792     11,671
                                ========   ========    ========   ========
Diluted number of common
 shares outstanding               12,431     12,046      12,348     11,980
                                ========   ========    ========   ========
Dividends declared per
 common share outstanding       $    .04   $   .025    $    .12   $   .075
                                ========   ========    ========   ========


               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Nine months ended March 31,
                                                    1998            1997
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                    $ 13,774,000    $ 11,164,000
Adjustments to reconcile net earnings
 to cash flows provided by (used for)
 operating activities:
 Depreciation                                         28,000          83,000
 Sales or lease of equipment previously
  on operating leases, net                                -0-         20,000
 Interest accretion of estimated
  unguaranteed residual values                  (  4,295,000)   (  3,391,000)
 Estimated unguaranteed residual values
  recorded on leases                            (  8,992,000)   (  7,576,000)
 Interest accretion of net deferred
  income                                        (  3,118,000)   (  2,937,000)
 Increase in net deferred income                   4,571,000       4,139,000
 Net increase in income taxes payable,
  including deferred taxes                           449,000       6,225,000
 Net increase in net receivables                (  2,670,000)   ( 28,251,000)
 Net decrease in inventories                         115,000         985,000
 Net increase in accounts payable and
  accrued liabilities                              2,292,000      19,365,000
                                                ------------    ------------
Net cash provided by (used for)
 operating activities                              2,154,000        (174,000)
                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in minimum
  lease payments receivable                          566,000    (  5,557,000)
 Purchase of available-for-sale
  securities                                    (264,209,000)   (200,949,000)
 Proceeds from sale of available-for-sale
  securities                                     264,209,000     191,032,000
 Purchases of equipment on operating
  leases                                        (     26,000)   (     69,000)
 Net (increase) decrease in other
  assets                                        (    117,000)        128,000
 Decrease in estimated unguaranteed
  residual values                                  8,910,000       8,523,000
                                                ------------    ------------
Net cash provided by (used for)
 investing activities                              9,333,000    (  6,892,000)
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on note payable to bank               ( 10,000,000)             -0-
  Payment to repurchase common stock                      -0-   (     82,000)
  Increase in customer deposits                    3,596,000         290,000
  Dividends to stockholders                     (  1,415,000)   (    877,000)
  Proceeds from exercise of stock
   options                                           565,000          37,000
                                                ------------    ------------
Net cash used for financing activities          (  7,254,000)   (    632,000)
                                                ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS            4,233,000    (  7,698,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                            5,780,000       8,614,000
                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 10,013,000    $    916,000
                                                ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) of lease rentals
 assigned to lenders and related
 nonrecourse debt                               $    763,000   ($ 10,404,000)
                                                ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                      $     77,000    $    163,000
                                                ============    ============
  Income taxes                                  $  8,544,000    $  1,065,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 1998 and the statements of earnings for the three and nine month periods and cash flows for the nine month periods ended March 31, 1998 and 1997. The results of operations for the nine month period ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

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

NOTE 2- BALANCE SHEET
---------------------
At March 31, 1998, deferred interest income of $36,096,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $36,096,000.

NOTE 3- EARNINGS PER SHARE
--------------------------
Effective with the interim period ending December 31, 1997, the Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 adopts a simpler calculation methodology for determining the number of shares outstanding. Accordingly, the earnings per share calculations for the three and nine months ended March 31, 1997 were restated to the current standard. The difference between weighted and diluted number of common shares outstanding is the dilutive effect of stock options. Net income remains the same in both calculations of earnings per share.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1998 and 1997
------------------------------------------
      REVENUES. Total revenues for the three months ended March 31, 1998 were $81,829,000, an increase of $5,137,000 or 7% as compared to the three months ended March 31, 1997. The increase from the prior year was the result of increases in sales of equipment and interest income. Sales of equipment increased by $2,683,000 or 4% to $69,566,000 in the quarter ended March 31, 1998 as compared to $66,883,000 in the quarter ended March 31, 1997. The increase in sales of equipment was primarily due to the increased volume of new lease transactions. Interest income for the quarter ended March 31, 1998 increased by $2,549,000 or 27% to $11,859,000 as compared to $9,310,000 in the same quarter in the prior year. The three months ended March 31, 1998 and 1997 included amounts of $6,024,000 and $4,778,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the three months ended March 31, 1998, interest income, net of interest expense on discounted lease rentals assigned to lenders, increased by $1,303,000 or 29% to $5,835,000 as compared to $4,532,000 for the three months ended March 31, 1997. This increase is primarily the result of increased accretion of deferred income and higher interest income realized from lease receivables and residual values. Investment income increased by $79,000, or 53%, to $229,000 as compared to $150,000 for the same period in the prior year. This increase can be attributed to higher cash balances invested in securities during the three months ended March 31, 1998. Rental income decreased by $174,000 to $175,000 in the three months ended March 31, 1998, compared to $349,000 for the three months ended March 31, 1997 due to a decrease in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the quarter ended March 31, 1998 of $13,010,000 increased by $381,000 or 3% as compared to $12,629,000 for the quarter ended March 31, 1997. This increase reflects a 30% increase in net interest and investment income offset by decreases in income recognized from lease property sales and on new lease transactions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 6.2% and 7.5% for the quarters ended March 31, 1998 and 1997, respectively. Selling, general and administrative expenses decreased by $698,000 or 12% from the prior year third quarter. The improvement is the result of lower legal and salary and benefit expenses.

      TAXES.   The  Company's tax rate was 39.5% for the  quarters  ended
March 31, 1998 and 1997, representing its estimated annual tax rate for the years ending June 30, 1998 and 1997.

Nine Months Ended March 31, 1998 and 1997
-----------------------------------------
      REVENUES. Total revenues for the nine months ended March 31, 1998 were $244,053,000, an increase of $26,472,000 or 12% as compared to the nine months ended March 31, 1997. The increase from the prior year was primarily the result of increases in sales of equipment. Sales of equipment  increased by $21,343,000 or 11% to $210,389,000  in  the  nine months  ended  March  31, 1998 as compared to $189,046,000  in  the  same period ended March 31, 1997. The increase in sales of equipment was primarily due to the increased volume of new lease transactions. Interest income for the nine months ended March 31, 1998 increased by $5,714,000 or 21% to $32,790,000 as compared to $27,076,000 in the same period in the prior year. The nine months ended March 31, 1998 and 1997 included amounts of $16,315,000 and $14,184,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the nine months ended March 31, 1998, interest income, net of interest expense on discounted lease rentals assigned to lenders, increased by $3,583,000 or 28% to $16,475,000 as compared to $12,892,000 for the nine months ended March 31, 1997. This increase is the result of greater accretion of deferred income and higher interest revenue realized from lease receivables and residual values.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      REVENUES (continued). Investment income decreased by $42,000 or 9% to $408,000 as compared to $450,000 for the same period in the prior year. This decrease can be attributed to a lower investment in securities during the nine months ended March 31, 1998. Rental income decreased by $543,000 or 54% to $466,000 in the nine months ended March 31, 1998 as compared to $1,009,000 for the nine months ended March 31, 1997 due to a decrease in the number of short-term lease renewals.

     GROSS PROFIT. Gross profit for the nine months ended March 31, 1998 of $37,272,000 increased by $2,751,000 or 8% as compared to $34,521,000 for the nine months ended March 31, 1997. The improvement is primarily attributable to the 27% increase in net interest and investment income offset by decreases in income recognized from lease property sales and new lease transactions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 5.9% and 7.4% for the nine months ended March 31, 1998 and 1997, respectively. Selling, general and administrative expenses decreased by $1,562,000 or 10% primarily due to a reduction in legal, general office expenses and salary and benefits.

      TAXES. The Company`s tax rate was 39.5% for the nine months ended March 31, 1998 and 1997 representing its estimated annual tax rate for the years ending June 30, 1998 and 1997.

Financial and Capital Resources
-------------------------------
      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At March 31, 1998, the Company had outstanding nonrecourse debt aggregating $259,340,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 1998, the Company's net investment in leases held in its own portfolio decreased by $566,000 from June 30, 1997. This decrease was primarily due to fewer new lease transactions being held in the Company's own portfolio.

      The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At March 31, 1998, the Company did not have any borrowings outstanding on this line of credit.

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

                           AMPLICON, INC.

                                                                   PAGE
PART II - OTHER INFORMATION                                       NUMBER
---------------------------                                       ------

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.20    Office Lease dated  September 17, 1997,
                     between the Company and GT Partners.         11-60

        (b) 8-K Reports

            There were no reports on Form 8-K for the three months ended March 31, 1998.

                             AMPLICON, INC.

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMPLICON,  INC.  Registrant
                                              ---------------------------

DATE:   April  29, 1998               BY:     S. LESLIE JEWETT /s/
                                              --------------------
                                              S. LESLIE JEWETT
                                             Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)