Form 10-K
period 1998-06-30
AMPLICON INC
filed 1998-09-28
CIK 803016

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              [Fee Required]

   For the fiscal year ended June 30, 1998

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

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 11, 1998 was $54,747,134.

   Number of shares outstanding as of September 11, 1998:
                   Common Stock 11,833,518

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                              AMPLICON, INC.

                             TABLE OF CONTENTS

PART I                                                                 PAGE


Item 1.  Business                                                        2

Item 2.  Properties                                                      5

Item 3.  Legal Proceedings                                               5

Item 4.  Submission of Matters to a Vote of Security Holders             5

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
              Matters                                                    5

Item 6.  Selected Financial Data                                         6

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      7-9

Item 8.  Financial Statements and Supplementary Data                 10-25

Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                       26

PART III

Item 10. Directors and Executive Officers of the Registrant             26

Item 11. Executive Compensation                                         26

Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                           26

Item 13. Certain Relationships and Related Transactions                 26

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                               26

Signatures                                                              27
Schedule II                                                             28
Exhibit Index                                                        29-31

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

      Mid-range systems and computer networks are modular and can be expanded to satisfy additional data processing requirements and perform additional functions by upgrading the central processing unit and/or server, and adding data storage devices and workstations to support additional users. Advances in microcomputer technology and enhancements to the capabilities of mid-range computer systems have led to the development of systems that better integrate data processing with word processing, file and retrieval systems, and electronic mail. The Company leases and sells mid-range computer systems manufactured primarily by International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("DEC"), and Hewlett-Packard Co. ("HP"). Vendors of computer network products include IBM, DEC and HP, as well as Compaq Computer Corporation, Dell Computer Corporation and Gateway 2000, Inc., among many others, and software vendors such as Microsoft Corporation and Novell, Inc.

      Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by Amplicon's existing and targeted customer base. Amplicon leases and sells telecommunications equipment, computer automated design and computer automated manufacturing ("CAD/CAM") equipment, and office automation equipment. The telecommunications equipment leased by the Company consists primarily of digital private branch equipment, switching equipment and voice mail systems manufactured by AT&T Corporation, Siemens Business Communications Systems, Inc. and ITT Corporation, and generally costs between $50,000 and $500,000. The CAD/CAM systems leased by the Company include those produced by IBM, HP, Intergraph Corporation and Sun Microsystems, Inc. and cost between $50,000 and $700,000 per system. The Company also leases imaging systems, testing equipment, copying equipment, retail point-of-sale systems and bank automatic teller machines.

      Production Equipment and Other Personal Property. The Company also leases technology related manufacturing and distribution management systems. These systems include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. In addition, the Company leases a wide variety of personal property in the "non-high technology" area, including machine tools, trucks and office furniture.

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

      Amplicon's database, combined with the prospect management software, and an integrated in-house telecommunications system, permit the Company's sales management to monitor account executive activity, daily prospect status and pricing information. The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible for Amplicon to be responsive to its customers and prospects.

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

                              AMPLICON, INC.

      The Company conducts its leasing business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted with a bank or financial institution on a nonrecourse basis. Accordingly, a substantial portion of the Company's leases are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. Approximately 92.2% and 68.3% of the total dollar amount of new leases entered into by the Company during the fiscal years ended June 30, 1998 and 1997, respectively, were discounted to financial institutions. The lender to which a lease has been assigned has no recourse against the Company, unless the Company is in default of the terms under the agreement by which a lease was assigned to the lender. The lender to which a lease has been assigned may take title to the leased property in the event the lessee fails to make lease payments or initiates certain other defaults under the terms of the lease. If this occurs, the Company may not realize its residual investment in the leased property.

      From time to time, the Company retains in its own portfolio lease transactions that meet credit standards set by the Company. Some of these transactions are entered into when the value of the underlying property, or the credit profile of the lessee, would not be acceptable to a financial institution for purposes of making a nonrecourse loan to the
Company. Each of these transactions must meet or exceed certain profitability requirements as established, on a case by case basis, by the Company's senior management. In addition, the Company invests in lease transactions which the Company believes could be placed at a later date with nonrecourse lenders on a lease-by-lease basis or in a portfolio debt placement or securitization. At June 30, 1998 and 1997, the discounted minimum lease payments receivable relative to leases maintained in the Company's portfolio amounted to $62,749,612 and $63,366,848, respectively.

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

Employees

      The Company, as of June 30, 1998, had 236 employees, including 153 sales managers and account executives and 13 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

                              AMPLICON, INC.

ITEM 2. PROPERTIES

      At June 30, 1998, Amplicon occupied approximately 49,000 square feet of office space in Santa Ana, California leased from an unaffiliated party. The lease which covers this office space provides for monthly rental payments which average $77,224 from July 1998 through February 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                  PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of Amplicon, Inc. trades on the NASDAQ National Market System under the symbol AMPI. The following high and low closing sale prices for the periods shown reflect interdealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions (adjusted for the Company's 2-for-1 common stock split effective October 17, 1997).

                                                       High       Low
Fiscal year ended June 30, 1998

First Quarter.........................................$16.25    $11.945

Second Quarter.........................................17.25     15.25

Third Quarter..........................................24.00     16.50

Fourth Quarter.........................................24.00     11.875

Fiscal year ended June 30, 1997

First Quarter.........................................$ 9.375   $ 8.00

Second Quarter.........................................10.5625    9.1875

Third Quarter..........................................11.625    10.25

Fourth Quarter.........................................12.00     11.125

      The Company had approximately 40 stockholders of record and in excess of 500 beneficial owners as of September 11, 1998.

      In September 1994, after considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. During each of the fiscal years ended June 30, 1998, 1997 and 1996 the Company declared cash dividends totaling $.16, $.10 and $.10, respectively, per common share.

                              AMPLICON, INC.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial data and operating information of the Company. Common share data has been adjusted for the Company's 2-for-1 common stock split effective October 17, 1997. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.

                                         YEARS ENDED JUNE 30,
                             --------------------------------------------
INCOME STATEMENT DATA        1998      1997      1996      1995      1994
                             ----      ----      ----      ----      ----
                               (in thousands, except per share amounts)
Revenues:
 Sales of equipment        $267,972  $261,082  $224,818  $178,413  $156,740
 Interest and investment
  income                     45,101    37,151    31,141    25,794    24,357
 Rental income                  716     1,657     1,280     2,313       263
                           --------  --------  --------  --------  --------
Total revenues              313,789   299,890   257,239   206,520   181,360
Gross profit                 51,092    47,058    39,280    32,751    29,453
Earnings before income
 taxes                       31,769    26,017    21,480    19,088    17,352

Net earnings               $ 19,220  $ 15,740  $ 12,996  $ 11,548  $ 11,019
                           ========  ========  ========  ========  ========
COMMON SHARE DATA

Basic earnings per share   $   1.63  $   1.35  $   1.11  $    .99  $    .95
                           ========  ========  ========  ========  ========
Diluted earnings per
 share                     $   1.55  $   1.31  $   1.09  $    .96  $    .91
                           ========  ========  ========  ========  ========

Weighted average number of
 common shares outstanding   11,800    11,689    11,698    11,720    11,698

Diluted number of common
 shares outstanding          12,368    12,021    11,894    11,986    12,057

Cash dividends per share   $    .16  $    .10  $    .10  $    .10  $      -
                           ========  ========  ========  ========  ========

SELECTED ANNUAL GROWTH RATES
Sales of equipment                3%       16%       26%       14%       12%
Total revenues                    5        17        25        14        11
Net interest and investment
 income                          26        29        14        (4)        4
Gross profit                      9        20        20        11        13
Net earnings                     22        21        13         5        13
Basic earnings per share         21        21        13         4        13

                                             AS OF JUNE 30,
                           ------------------------------------------------
BALANCE SHEET DATA           1998      1997      1996      1995      1994
                           --------  --------  --------  --------  --------
                                 (in thousands, except per share data)

Total assets               $512,605  $488,915  $461,749  $402,100  $384,584
Note payable to bank              -    10,000         -         -    10,000
Nonrecourse debt            269,769   262,516   279,109   238,614   225,746
Stockholders' equity        135,945   117,754   102,665    91,364    80,875
Book value per common
 share                     $  11.49  $  10.02  $   8.79  $   7.79  $   6.91

                              AMPLICON, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended June 30, 1998 and 1997

      REVENUES. Total revenues for the fiscal year ended June 30, 1998 were $313,789,037, an increase of $13,898,559 or 5% from the prior year. This change was primarily the result of increases in sales of equipment of $6,890,030 and interest income of $8,004,374. The increase in sales of equipment was primarily due to a 4% increase in sales from new lease transactions offset by a 6% decrease in sales revenue from residual investments. Interest income for the fiscal year ended June 30, 1998 increased to $44,519,284 as compared to $36,514,910 for the fiscal year ended June 30, 1997, and included interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt) of $22,439,529 in the fiscal year ended June 30, 1998 versus $19,130,121 for the prior year. Investment income for fiscal year ended June 30, 1998 decreased by $55,200 to $581,524 as compared to $636,724 in the prior year primarily as a result of the Company maintaining lower investment balances throughout fiscal year 1998.

      While total revenues for the year ended June 30, 1998 were up, total revenues for the fourth quarter ended June 30, 1998 decreased 15%, or $12,574,091 to $69,735,625 compared to the fourth quarter ended June 30, 1997. This decrease was due to a $14,453,174 drop in sales of equipment offset by a $2,276,756 increase in interest income. This decline in sales of equipment reflected a 21% decrease in sales from new lease transactions and a 19% decrease in sales revenue from lease extensions and sales of leased property.

      Net interest income (interest and investment income less interest expense on discounted lease rentals assigned to lenders) for the fiscal year ended June 30, 1998 increased by $4,639,766, or 26%, to $22,661,279 as compared to $18,021,513 for fiscal year ended June 30, 1997. This net increase resulted primarily from higher recognition of net deferred income and higher interest income from Amplicon's portfolio of lease receivables and residuals.

      Rental income for the fiscal year ended June 30, 1998 of $716,153 decreased by $940,645 as compared to the fiscal year ended June 30, 1997, as a result of decreases in the volume of short-term lease renewals.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1998 increased by $4,034,044, or 9%, to $51,091,701 compared to $47,057,657 for the fiscal year ended June 30, 1997. Gross profit as a percent of total revenues increased to 16.3% of total revenues for fiscal 1998 compared to 15.7% of total revenues for the prior year. The principal factor that contributed to the increase in gross profit was the 26% increase in net interest income described above offset by a 7% decline in gross profit from lease extensions and leased property sales during the fiscal year and lower profits from new lease transactions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues were 6.1% for the fiscal year ended June 30, 1998 as compared to 6.9% for the fiscal year ended June 30, 1997. Selling, general and administrative expenses for the fiscal year ended June 30, 1998 decreased by $1,587,492, or 7.6%, as compared to the prior year. This decrease is the result of lower legal, salary and benefit expenses.

      INTEREST EXPENSE-OTHER. Interest expense-other was $85,733 for the year ended June 30, 1998 as compared to $216,182 for the year ended June 30, 1997. The decrease of $130,449 was primarily the result of lower fiscal year 1998 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

      TAXES. The Company's tax rate was 39.5% for each of the fiscal years ended June 30, 1998 and 1997 representing its estimated annual tax rates for each respective year.

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

Liquidity and Capital Resources

      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning the lease payments to banks or other financial institutions. The lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At June 30, 1998, the Company had outstanding nonrecourse debt aggregating $269,769,090 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

                              AMPLICON, INC.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the fiscal year 1998, the Company decreased its net investment in leases by $617,236. This decrease was primarily due to fewer new lease transactions being held in the Company's own lease portfolio.

      The Company generally funds its equity investments in leased property and interim purchases with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At June 30, 1998, the Company did not have any borrowings on this line of credit.

      In November 1990, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares of the Company's Common Stock. During the year ended June 30, 1998, the Company did not repurchase any Common Stock. During the year ended June 30, 1997, the Company repurchased 10,000 shares at an aggregate cost of $81,875. As of September 11, 1998, 121,356 shares remain available under this authorization.

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

Year 2000

      The Year 2000 issue ("Y2K") is a problem that relates to the way that computers store, manipulate, and interpret dates that define the year using only two digits. These systems may experience problems handling dates beyond 1999 and therefore, could cause computer or other systems to fail or provide erroneous results. Date information can exist at any level of hardware or software from micro code to application programs, in files and databases, and might be present on any operating platform.

      The Company has addressed this issue by implementing a program which will attempt to assess, remediate and mitigate the potential impact of the Y2K problem. The Company is in the process of systematically determining
Y2K compliance of its computer related hardware, major application software programs, externally supplied software, and major debt source vendors and customer compliance.

      The Company has substantially completed its assessment of its internal hardware and major software application programs and determined that the Company is in material compliance with most of its internal systems. For those systems in noncompliance, the Company is in the process of either upgrading or replacing those systems to current Y2K compliance standards. The costs associated with this program are not anticipated to be material and should fall within normal operating costs of maintaining those systems.

      Management believes that the Company's internal systems will be in substantial compliance with the Y2K problems prior to the Year 2000 and that the Company should not have a material business risk as a result of this issue. The Company is in the process of monitoring its major suppliers, service providers, debt sources and customers, over which the Company has no control, to determine that they address their own Y2K issues. If appropriate modifications are not made by them on a timely basis, the Company's operations and financial results could be adversely affected.

Forward-Looking Statements

      This document contains forward-looking statements which involve management assumptions, risks and uncertainties. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecast in the forward-looking statements.

                              AMPLICON, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

                                                           Page Number
                                                           -----------
Report of Independent Public Accountants                        11

Balance Sheets at June 30, 1998 and 1997                        12

Statements of Earnings for the years ended
 June 30, 1998, 1997 and 1996                                   13

Statements of Stockholders' Equity for the
 years ended June 30, 1998, 1997 and 1996                       14

Statements of Cash Flows for the years
 ended June 30, 1998, 1997 and 1996                             15

Notes to Financial Statements                                16-25

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Amplicon, Inc.:

We have audited the accompanying balance sheets of Amplicon, Inc. (a California corporation) as of June 30, 1998 and 1997, and the related statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplicon, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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

                                                    ARTHUR ANDERSEN LLP

Irvine, California
July 31, 1998

                              AMPLICON, INC.

                              BALANCE SHEETS

                                                          June 30,
                                               -----------------------------
ASSETS                                             1998             1997
                                               ------------     ------------
Cash and cash equivalents (Note 1)             $ 15,192,477     $  5,779,960
Net receivables (Note 2)                         87,228,472       87,743,287
Inventories, primarily customer deliveries
 in process                                       2,500,352        1,558,063
Net investment in capital leases (Note 3)       109,148,826      103,961,072
Equipment on operating leases, less
 accumulated depreciation of $29,708 (1998)
 and $117,262 (1997)                                      -            1,512
Other assets                                      1,308,140        1,189,067
Discounted lease rentals assigned to
 lenders (Note  3)                              297,226,530      288,682,289
                                               ------------     ------------
                                               $512,604,797     $488,915,250
                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Note payable to bank (Note 4)                 $          -     $ 10,000,000
 Accounts payable                                25,766,493       27,608,587
 Accrued liabilities                              8,037,617        5,928,825
 Customer deposits                                8,174,972        6,072,248
 Nonrecourse debt (Note 3)                      269,769,090      262,515,988
 Deferred interest income (Note 5)               27,457,440       26,166,301
 Net deferred income (Note 5)                     7,436,294        5,819,424
 Income taxes payable, including
  deferred taxes (Note 6)                        30,018,030       27,049,601
                                               ------------     ------------
                                                376,659,936      371,160,974
                                               ------------     ------------

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 4 & 7):
 Preferred stock; 2,500,000 shares
  authorized; none issued                                 -                -
 Common stock; $.005 par value; 40,000,000
  shares authorized; 11,830,618 (1998) and
  11,752,518 (1997) issued and outstanding           59,153           58,763
 Additional paid in capital                       6,970,065        6,109,745
 Retained earnings                              128,915,643      111,585,768
                                               ------------     ------------
                                                135,944,861      117,754,276
                                               ------------     ------------
                                               $512,604,797     $488,915,250
                                               ============     ============

                   The accompanying notes are an integral
                        part of these balance sheets.

                              AMPLICON, INC.

                          STATEMENTS OF EARNINGS

                                              Years ended June 30,
                                   ------------------------------------------
                                       1998           1997           1996
                                   ------------   ------------   ------------
Revenues:
 Sales of equipment                $267,972,076   $261,082,046   $224,818,111
 Interest income (Notes 1, 3 & 5)    44,519,284     36,514,910     30,272,545
 Investment income                      581,524        636,724        868,456
 Rental income                          716,153      1,656,798      1,279,928
                                   ------------   ------------   ------------
                                    313,789,037    299,890,478    257,239,040
                                   ------------   ------------   ------------

Costs:
 Cost of equipment sold             240,229,320    233,591,971    200,531,313
 Interest expense on nonrecourse
  debt (Notes 1, 3 & 5)              22,439,529     19,130,121     17,162,307
 Depreciation of equipment on
  operating leases                       28,487        110,729        265,486
                                   ------------   ------------   ------------
                                    262,697,336    252,832,821    217,959,106
                                   ------------   ------------   ------------

Gross profit                         51,091,701     47,057,657     39,279,934

Selling, general and
 administrative expenses             19,237,342     20,824,834     17,553,715

Interest expense-other                   85,733        216,182        246,590
                                   ------------   ------------   ------------
Earnings before income taxes         31,768,626     26,016,641     21,479,629

Income taxes (Note 6)                12,549,000     10,277,000      8,484,000
                                   ------------   ------------   ------------
Net earnings                       $ 19,219,626   $ 15,739,641   $ 12,995,629
                                   ============   ============   ============
Basic earnings per common share    $       1.63   $       1.35   $       1.11
                                   ============   ============   ============
Diluted earnings per common share  $       1.55   $       1.31   $       1.09
                                   ============   ============   ============
Dividends declared per common
 share outstanding                 $        .16   $        .10   $        .10
                                   ============   ============   ============
Weighted average number of common
 shares outstanding                  11,800,206     11,688,980     11,697,694
                                   ============   ============   ============
Diluted number of common shares
 outstanding                         12,367,752     12,021,488     11,893,952
                                   ============   ============   ============

                    The accompanying notes are an integral
                      part of these financial statements.

                              AMPLICON, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Investment
                                Additional              securities
               Common Stock     paid in      Retained   valuation
             Shares    Amount   capital      earnings   adjustment    Total
           ------------------   ----------  ----------- ---------- ------------
Balance,
June 30,
1995       11,735,918  $58,680  $6,091,910  $ 85,191,545  $21,542  $ 91,363,677

Shares
issued -
   Stock
   options
   exer-
   cised       12,000       60      41,940             -        -        42,000

Shares re-
purchased (    70,000)(    350)(   546,563)            -        - (     546,913)

Dividends
 declared           -        -           - (   1,169,911)       - (   1,169,911)

Invest-
ment
secu-
rities
valua-
tion
adjust-
ment                -        -           -             - ( 19,946)      (19,946)

Net
earnings            -        -           -    12,995,629        -    12,995,629
           ----------  -------  ----------  ------------  -------  ------------

Balance,
June 30,
1996       11,677,918   58,390   5,587,287    97,017,263    1,596   102,664,536

Shares
issued -
  Stock
  options
  exer-
  cised        84,600      423     604,283             -        -       604,706


Shares re-
purchased  (   10,000)(     50)(    81,825)            -        - (      81,875)

Dividends
declared            -        -           - (   1,171,136)       - (   1,171,136)

Invest-
ment
secu-
rities
valua-
tion
adjust-
ment                -        -           -             - (  1,596)(       1,596)

Net
earnings            -        -           -    15,739,641        -    15,739,641
            ---------  -------  ----------  ------------  -------  ------------
Balance,
June 30,
1997       11,752,518   58,763   6,109,745   111,585,768        -   117,754,276

Shares
issued -
  Stock
  options
  exer-
  cised        78,100      390     652,875            -         -       653,265

Income
tax
benefit
from
exercise
of non-
qualified
stock
options             -        -     207,445             -        -       207,445

Dividends
declared            -        -           - (   1,889,751)       - (   1,889,751)

Net
earnings            -        -           -    19,219,626        -    19,219,626
           ----------  -------  ----------  ------------  -------  ------------
Balance,
June 30,
1998       11,830,618  $59,153  $6,970,065  $128,915,643  $     -  $135,944,861
           ==========  =======  ==========  ============  =======  ============

                  The accompanying notes are an integral
                    part of these financial statements.

                              AMPLICON, INC.

                         STATEMENTS OF CASH FLOWS

                                              Years ended June 30,
                                  --------------------------------------------
                                      1998            1997            1996
CASH FLOWS FROM OPERATING         ------------    ------------    ------------
 ACTIVITIES:
Net earnings                      $ 19,219,626    $ 15,739,641    $ 12,995,629
Adjustments to reconcile net
 earnings to cash flows used for
 operating activities:
 Depreciation                           28,487         110,729         265,486
 Sale or lease of equipment
  previously on operating
  leases, net                                -               -         106,076
 Interest accretion of estimated
  unguaranteed residual values   (   5,893,522)  (   4,634,756)  (   3,471,891)
 Estimated unguaranteed residual
  values recorded on leases      (  11,550,576)  (  12,439,845)  (  11,622,505)
 Interest accretion of net
  deferred income                (   4,233,252)  (   3,862,195)  (   2,351,292)
 Increase in net deferred
  income                             5,850,122       5,402,116       6,065,845
 Net increase (decrease) in
  income taxes payable,
  including deferred taxes           3,175,874       7,542,529   (     862,378)
 Net decrease (increase) in
  net receivables                      514,815   (  28,965,862)  (   4,818,201)
 Net (increase) decrease in
  inventories                    (     942,289)        898,130       3,195,017
 Net increase (decrease) in
  accounts payable and accrued
  liabilities                          266,698      19,253,668   (   1,850,239)
                                  ------------    ------------    ------------
Net cash provided by
 (used for) operating
 activities                          6,435,983   (     955,845)  (   2,348,453)
                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of
  available-for-sale
  securities                     ( 180,997,695)  ( 235,370,644)  ( 221,323,828)
 Proceeds from sale of
  available-for-sale
  securities                       180,997,695     236,551,015     229,365,713
 Net decrease (increase) in
  minimum lease payments
  receivable                           617,236   (  22,190,647)  (  21,570,280)
  Purchase of equipment on
   operating leases              (      26,975)  (      77,674)  (     370,119)
  Net (increase) decrease in
   other assets                  (     119,073)        247,470   (      41,502)
  Decrease in estimated
   unguaranteed residual values     11,639,108      11,248,836       7,286,531
                                  ------------    ------------    ------------
Net cash provided by (used for)
 investing activities               12,110,296   (   9,591,644)  (   6,653,485)
                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Assignment of discounted
  lease rentals                              -               -      12,120,298
  (Payment) borrowing on note
   payable                       (  10,000,000)     10,000,000               -
 Payments to repurchase
  common stock                               -   (      81,875)  (     546,913)
 Increase (decrease) in
  customer deposits                  2,102,724   (   1,638,603)        859,133
 Dividends to stockholders       (   1,889,751)  (   1,171,136)  (   1,169,911)
 Proceeds from exercise of
  stock options                        653,265         604,706          42,000
                                  ------------    ------------    ------------
Net cash (used for) provided
 by financing activities         (   9,133,762)      7,713,092      11,304,607
                                  ------------    ------------    ------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                         9,412,517   (   2,834,397)      2,302,669

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                 5,779,960       8,614,357       6,311,688
                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                    $ 15,192,477    $  5,779,960    $  8,614,357
                                  ============    ============    ============
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
Increase (decrease) in lease
 rentals assigned to lenders
 and related nonrecourse debt     $  7,253,102   ($ 20,531,979)   $ 40,495,045
                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                         $     85,733    $    216,182    $    246,590
                                  ============    ============    ============
 Income taxes                     $  9,373,126    $  2,734,471    $  9,346,378
                                  ============    ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED JUNE 30, 1998

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

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). For cash, the book value is a reasonable estimate of fair value. For cash equivalents, the estimated fair value is based on respective market prices which was equal to book value for all periods presented. The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

Leases
  Capital Leases

The Company engages in the lease and sale of computer hardware and software, and other equipment. The discounted value of the aggregate lease rentals is recorded as sales revenue. The property cost, less the discounted value of the residual, if any, is recorded as cost of sales. Except for capital lease transactions in which the Company no longer has a continuing interest in the leased property, the Company defers gross profit on capital leases through a reduction of sales revenue recognized at lease origination. Gross profit which is deferred together with the unearned interest income (and interest expense if assigned) is recognized as interest income (and expense) over the lease term based on an internal rate of return method.

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

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

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

Common Stock

On September 12, 1997, the Company's Board of Directors announced a 2-for-1 Common Stock split to be effected on October 17, 1997, to stockholders of record as of September 26, 1997. These financial statements have been adjusted to reflect this stock split.

Earnings Per Share

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options using the treasury stock method. The table following reconciles the components of the basic net income per share calculation to diluted net income per share.

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

                                              Years ended June 30,
                                   --------------------------------------
                                       1998          1997          1996
                                   -----------   -----------   -----------
Net earnings                       $19,219,626   $15,739,641   $12,995,629
                                   ===========   ===========   ===========
Weighted average number of
 common shares outstanding
 assuming no exercise of
 outstanding options                11,800,206    11,688,980    11,697,694
Dilutive stock options
 using the treasury stock
 method                                567,546       332,508       196,258
                                   -----------   -----------   -----------
                                    12,367,752    12,021,488    11,893,952
                                   ===========   ===========   ===========
Basic earnings per common share    $      1.63   $      1.35   $      1.11
                                   ===========   ===========   ===========
Diluted earnings per share         $      1.55   $      1.31   $      1.09
                                   ===========   ===========   ===========

Reclassifications

Certain reclassifications have been made to the fiscal 1997 financial statements to conform with the presentation of the fiscal 1998 financial statements.

Note 2 - Receivables:

The Company's net receivables consist of the following:

                                                       June 30,
                                             ----------------------------
                                                 1998             1997
                                             -----------      -----------
   Financial institutions                    $ 4,955,428      $ 8,043,353
   In-process lease receivables               69,451,152       68,250,717
   Lessees                                    12,868,990       11,131,001
   Other                                         791,759        1,157,073
                                             -----------      -----------
                                              88,067,329       88,582,144

   Less allowance for doubtful accounts     (    838,857)    (    838,857)
                                             -----------      -----------
   Net receivables                           $87,228,472      $87,743,287
                                             ===========      ===========

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 3 - Capital Leases:

The Company's net investment in capital leases consists of the following:

                                                         June 30,
                                              ------------------------------
                                                  1998              1997
                                              ------------     -------------
  Minimum lease payments receivable,
   less allowance for doubtful
   accounts of $856,585 in each year          $ 70,266,276      $ 70,992,751
  Estimated unguaranteed residual
   value, less valuation allowance
   of $1,273,793 in 1998 and
   $1,394,274 in 1997                           59,584,083        53,128,404
                                              ------------      ------------
                                               129,850,359       124,121,155

  Less unearned income                       (  20,701,533)    (  20,160,083)
                                              ------------      ------------
  Net investment in capital leases            $109,148,826      $103,961,072
                                              ============      ============

The interest rates used to discount lease payments reflect the underlying lease rates and range from 7.20% to 14.50%.

The estimated unguaranteed residual value is discounted using the internal rate of return related to each specific capital lease.

At June 30, 1998, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated unguaranteed residual value, net of allowances, is as follows:

                                               Estimated
                                Minimum       unguaranteed
     Years ending            lease payments     residual
       June 30,                receivable        value           Total
     ------------            --------------   ------------   ------------
         1999                 $36,000,609     $17,670,433    $ 53,671,042
         2000                  18,064,772      19,024,909      37,089,681
         2001                  10,033,620      15,720,351      25,753,971
         2002                   3,663,364       4,677,977       8,341,341
         2003                   2,483,637       2,451,641       4,935,278
      Thereafter                   20,274          38,772          59,046
                              -----------     -----------    ------------
                               70,266,276      59,584,083     129,850,359
      Less unearned income   (  7,516,664)   ( 13,184,869)  (  20,701,533)
                              -----------     -----------    ------------
      Net investment in
       capital leases         $62,749,612     $46,399,214    $109,148,826
                              ===========     ===========    ============

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.87% to 18.5%. Maturities of such obligations at June 30, 1998 are as follows:

        Years ending                         Capital
          June 30,                            leases
        ------------                       ------------
           1999                            $125,852,334
           2000                              88,105,252
           2001                              42,632,430
           2002                              10,645,315
           2003                               2,480,703
        Thereafter                               53,056
                                           ------------
Total nonrecourse debt                      269,769,090
Deferred interest income (Note 5)            27,457,440
                                           ------------
Discounted lease rentals assigned
 to lenders                                $297,226,530
                                           ============

Note 4 - Note Payable to Bank:

In December 1997, the Company negotiated a $20,000,000 general business loan agreement (the "Agreement") with a Bank. The Agreement, which provides for borrowings at the Bank's reference rate or the Bank's Offshore rate plus 1.00%, allows for advances through December 31, 1999 with rollover provisions to a term note, provided certain conditions are met by the Company. The term note is to be secured by certain qualifying leases and is to bear interest at the Bank's reference rate plus .25% or the Bank's Offshore rate plus 1.75%. The term note requires repayment in three equal quarterly installments of one eighth of the outstanding balance at the expiration date, commencing April 1, 2000, and one final payment on December 31, 2000, for the remaining balance.

The Agreement is unsecured and excludes any arrangements for compensating balances; however, the Bank requires a commitment fee on the daily average unused amount of the Bank's $20,000,000 commitment. Under the provisions of the Agreement, the Company must maintain certain net worth requirements, a defined debt to net worth ratio and a defined ratio of certain assets to defined debt. As of June 30, 1998, there was no borrowing outstanding on this Agreement.

Note 5 - Deferred Interest Income and Net Deferred Income:

At June 30, 1998, deferred interest income of $27,457,440 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $27,457,440. See Note 3.

At June 30, 1998, the expected recognition of net deferred income (deferred gross margin of $17,314,989 less deferred selling expenses of $9,878,695) on the Company's future statements of earnings is as follows:

          Years ending
            June 30,
          ------------
             1999                           $4,676,306
             2000                            2,163,488
             2001                              275,550
             2002                              232,145
             2003                               88,805
                                            ----------
                                            $7,436,294
                                            ==========

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 6 - Income Taxes:

The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. From time to time, the Company is audited by various governmental taxing authorities. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

   The provision for income taxes is summarized as follows:

                                        Years ended June 30,
                              ----------------------------------------
                                  1998           1997          1996
                              -----------    -----------    ----------
   Current tax expense:
    Federal                   $ 7,697,441    $ 5,407,310    $1,626,390
    State                       2,200,000      1,500,000     1,186,017
                              -----------    -----------    ----------
                                9,897,441      6,907,310     2,812,407
                              -----------    -----------    ----------

   Deferred tax expense:
    Federal                     2,620,156      3,177,690     5,460,980
    State                          31,403        192,000       210,613
                              -----------    -----------    ----------
                                2,651,559      3,369,690     5,671,593
                              -----------    -----------    ----------
                              $12,549,000    $10,277,000    $8,484,000
                              ===========    ===========    ==========

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

Deferred income tax liabilities (assets) are comprised of the following:

                                                     June 30,
                                           ----------------------------
                                              1998             1997
                                           -----------      -----------
   Deferred income tax liabilities:
    Tax operating leases                   $33,353,407      $32,337,212
    Deferred selling expenses                4,050,265        3,794,585
    Payments due                             1,315,834          710,524
                                           -----------      -----------
      Total liabilities                     38,719,506       36,842,321
                                           -----------      -----------

   Deferred income tax assets:
    Allowances and reserves               (  3,968,978)    (  3,093,965)
    Minimum tax credits/carryforwards     (  3,537,117)    (  5,673,009)
    Depreciation other than on
     operating leases                     (    425,381)    (    433,546)
    State income taxes                    (    770,000)    (    592,200)
                                           -----------      -----------
      Total assets                        (  8,701,476)    (  9,792,720)
                                           -----------      -----------
   Net deferred income tax liabilities     $30,018,030      $27,049,601
                                           ===========      ===========

The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

                                               Years ended June 30,
                                             ------------------------
                                              1998     1997     1996
                                             ------   ------   ------
   Federal statutory rate                     35.0%    35.0%    35.0%
   State tax, net of federal benefit           4.6      4.8      4.8
   Other                                     (  .1)   (  .3)   (  .3)
                                              ----     ----     ----
      Effective rate                          39.5%    39.5%    39.5%
                                              ====     ====     ====

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 7 - Capital Structure:

In September 1986, the Board of Directors and stockholders approved an increase in the number of authorized shares of Common Stock to 40,000,000. The Board of Directors and stockholders further authorized the issuance of 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

In August 1985, the Company's stockholders approved a Stock Option Plan (the "1985 Plan"), which, as amended, provided that stock options would be granted to officers, employees, consultants and other persons who had made major contributions toward the growth and development of the Company. Stock options that were granted entitled the recipient to purchase shares of the Company's common stock at prices greater than, equal to or less than the estimated fair market value at the date of the grant. Under the 1985 Plan, stock options become exercisable over a three or five year period, commencing with the first anniversary of the date of the grant, and expire ten years from the date of the grant. The Company had reserved 1,300,000 shares of common stock for issuance under the 1985 Plan. No further grants will be made under the 1985 Plan.

In November 1995, the Company's stockholders approved the 1995 Equity Participation Plan (the "1995 Plan") which succeeds the 1985 Plan. The 1995 Plan provides for the granting of options, restricted stock and stock appreciation rights ("SARs") to key employees, directors and consultants of the Company. Under the 1995 Plan, the maximum number of shares of Common Stock that may be issued upon the exercise of options or SARs, or upon the vesting of restricted stock awards, is 1,000,000. The maximum number of available shares of Common Stock will increase by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year. Each grant or issuance under the 1995 Plan will be set forth in a separate agreement and will indicate, as determined by the stock option committee, the type, terms, vesting period and conditions of the award.

The following table summarizes the activity in the 1985 and 1995 Plans for the periods indicated:

                                   For  the year ended June 30,
                      -------------------------------------------------------
                           1998               1997                1996
                      -----------------  ----------------  ------------------
                               Weighted          Weighted            Weighted
                               average           average             average
                               exercise          exercise            exercise
                      Shares    price    Shares   price    Shares     price
                      ------   -------  -------  -------  -------    --------
Options
 outstanding at
 the beginning of
 the year             993,900  $ 6.97   969,700   $6.61   1,024,100   $6.68

Granted                64,750   17.18   182,000    9.61           -     N/A
Exercised            ( 78,100)   8.36  ( 84,600)   7.14  (   12,000)   3.50
Canceled             ( 42,200)   8.26  ( 73,200)   8.57  (   42,400)   9.27
                      -------  ------   -------   -----   ---------   -----
Options
 outstanding at
 the end of the
 year                 938,350  $ 7.49   993,900   $6.97     969,700   $6.61
                      =======  ======   =======   =====     =======   =====
Options
 exercisable          656,466           631,832             601,766
                      =======           =======             =======
Weighted average
 fair value of
 options granted      $  6.07           $  3.41
                      =======           =======

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

                            Options outstanding           Options exercisable
                     ---------------------------------  ----------------------
                                  Weighted
                                  average
                                  remaining   Weighted                Weighted
                                 contractual  average                 average
      Range of         Number       life      exercise    Number      exercise
   exercise prices   outstanding (in years)    price    exercisable    price
  -----------------  ----------- ----------   --------  -----------   --------
  $ 3.50  - $ 4.125    317,000      2.21       $ 3.50     317,000      $ 3.50
    5.875 -   7.875    287,366      5.46         7.44     190,899        7.22
    8.00  -  10.50     202,634      6.03         9.44     135,567        9.59
   11.375 -  22.75     131,350      9.17        14.24      13,000       11.38
  ----------------     -------      ----       ------     -------      ------
  $ 3.50  - $22.75     938,350      5.00       $ 7.49     656,466      $ 6.00
  ================     =======      ====       ======     =======      ======

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

                                  For the year ended June 30,
                                    1998              1997
                                -------------------------------
Net earnings                     $19,219,626       $15,739,641
Proforma compensation cost      (     48,266)     (     27,392)
                                 -----------       -----------
Proforma net earnings            $19,171,360       $15,712,249
                                 ===========       ===========

Proforma Basic EPS               $      1.62       $      1.34
                                 ===========       ===========

Proforma Diluted EPS             $      1.55       $      1.31
                                 ===========       ===========

Since the FASB No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997.

                              For the year ended June 30,
                                   1998       1997
                              ---------------------------
Risk free interest rate            5.47%      6.40%
Option life (in years)                5          5
Dividend yield                     1.00%      1.00%
Volatility                        33.29%     29.60%

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease which expires in fiscal 2003. Rent expense was $774,165 (1998), $604,559 (1997)
and $577,416 (1996).

Future minimum lease payments under the operating lease are as follows:

           Years ending                         Future minimum
            June 30,                            lease payments
           ------------                         --------------
              1999                                $  819,386
              2000                                   860,843
              2001                                   883,604
              2002                                 1,082,761
              2003                                   691,764
                                                  ----------
                                                  $4,338,358
                                                  ==========

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. Beginning in calendar year 1996, the Company increased their contribution to the 401K Plan on behalf of eligible participants. The Company has made contributions during the years ended June 30, 1998, 1997, and 1996 of $107,172, $131,573, and
$16,036, respectively.

Note 9- Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 1998 and 1997 is as follows:

                                      Three months ended
                        -----------------------------------------------
                        September 30,  December 31, March 31,  June 30,
                        -------------  ------------ ---------  --------
                            (In thousands, except per share amounts)
     1998
     ----
Total revenues             $80,038       $82,186     $81,829   $69,736
Gross profit                11,153        13,109      13,010    13,820
Net earnings               $ 3,965       $ 5,001     $ 4,809   $ 5,445

Basic earnings per
 common share              $   .34       $   .42     $   .41   $   .46
Diluted earnings per
 common share              $   .32       $   .40     $   .39   $   .44

Dividends declared per
 common share              $   .04       $   .04     $   .04   $   .04

                              AMPLICON, INC.

                       NOTES TO FINANCIAL STATEMENTS

                                      Three months ended
                        -----------------------------------------------
                        September 30,  December 31, March 31,  June 30,
                        -------------  ------------ ---------  --------
                            (In thousands, except per share amounts)

     1997
     ----
Total revenues             $66,457       $74,432     $76,692   $82,309
Gross profit                10,172        11,720      12,629    12,537
Net earnings               $ 3,172       $ 3,837     $ 4,156   $ 4,575

Basic earnings per
 common share              $   .27       $   .33     $   .36   $   .39
Diluted earnings per
 common share              $   .26       $   .32     $   .35   $   .38

Dividends declared per
 common share              $   .025      $   .025    $   .025  $   .025

                              AMPLICON, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

   (1) Financial Statements
        All  financial statements of the Registrant as set forth  under
        Part II Item 8 of this report on Form 10-K

   (2) Financial Statement Schedules:

   Schedule Number             Description                 Page Number
   ---------------             -----------                 -----------
         II.          Valuation and Qualifying Accounts         28

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the financial statements and notes thereto.

    (3) Exhibits:
         See Index to Exhibits filed as part of this Form 10-K   29-31

(b)  Reports on Form 8-K
      There were no reports on Form 8-K filed during the fourth quarter of fiscal 1998.

                              AMPLICON, INC.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMPLICON, INC.

     By   S. Leslie Jewett/s/               Date: September 21, 1998
          ------------------
          S. Leslie Jewett

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

     Signature                    Title                           Date
--------------------    --------------------------         ------------------


Patrick E. Paddon/s/                                       September 22, 1998
--------------------    President, Chief Executive
Patrick E. Paddon        Officer and Director

Glen T. Tsuma/s/                                           September 22, 1998
----------------        Vice President, Treasurer, Chief
Glen T. Tsuma            Operating Officer and Director

S. Leslie Jewett/s/                                        September 21, 1998
-------------------     Chief Financial Officer
S. Leslie Jewett

Michael H. Lowry/s/                                        September 22, 1998
-------------------     Director
Michael H. Lowry

Harris Ravine/s/                                           September 24, 1998
----------------        Director
Harris Ravine

                              AMPLICON, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       Additions
                         Balance       charged to   Accounts      Balance
                        beginning      costs and    written      at end of
Classifications         of period      expense        off          period
---------------         ----------     --------     --------     ----------
Year ended
 June 30, 1996:
---------------
Allowance for
 doubtful accounts      $1,695,442     $      -     $      -     $1,695,442
Allowance for
 valuation of
 unguaranteed
 residual value         $  542,274     $      -     $      -     $  542,274

Year ended
 June 30, 1997:
---------------
Allowance for
 doubtful accounts      $1,695,442     $      -     $      -     $1,695,442
Allowance for
 valuation of
 unguaranteed
 residual value         $  542,274     $852,000     $      -     $1,394,274

Year ended
 June 30, 1998:
---------------
Allowance for
 doubtful accounts      $1,695,442     $      -     $      -     $1,695,442
Allowance for
 valuation of
 unguaranteed
 residual value         $1,394,274     $      -     $120,481     $1,273,793

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

                              AMPLICON, INC.

                             INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                      Page No.
-----------------------------------------------------------------------------
 10.16 Security Agreement dated as of December 23, 1993 and all amendments C, D, & E, dated April 19, 1994,
               July 18, 1994 and August 30, 1994, respectively between the Company and The CIT Group/Equipment
               Financing, Inc. (incorporated by reference to Exhibit
               10.16 to the Registrant's 1994 Form 10-K)

 10.17 Amendment One to Business Loan Agreement, dated as of December 16, 1994, between the Company and Bank of
               America (incorporated by reference to Exhibit 10.17 to the Registrant's 1995 Form 10-K)

 10.18 Amendment Two to Business Loan Agreement, dated as of January 23, 1996, between the Company and Bank of America (incorporated by reference to Exhibit 10.18 to the Registrant's December 31, 1995 Form 10-Q)

 10.19 Business Loan Agreement dated as of December 23, 1997 between the Company and Bank of America (incorporated by reference to Exhibit 10.19 to the Registrant's
               December 31, 1997 Form 10-Q)

 10.20         Office Lease dated September 17, 1997, between the
               Company and GT Partners (incorporated by reference to Exhibit 10.20 to the Registrant's March 31, 1998 Form 10-Q)

 22 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's 1988 Form 10-K)