Form 10-Q
period 1998-09-30
AMPLICON INC
filed 1998-10-30
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                   Yes     X      No

The number of shares outstanding of the Registrant's Common Stock, par value $.005 per share, as of October 26, 1998 was 11,845,118.

                             AMPLICON, INC.

                                  INDEX


                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER

Item 1. Financial Statements

     Balance Sheets - September 30, 1998
     (unaudited) and June 30, 1998 (audited)                      3

     Statements of Earnings - Three months ended
     September 30, 1998 and 1997 (unaudited)                      4

     Statements of Cash Flows - Three months ended
     September 30, 1998 and 1997 (unaudited)                      5

     Notes to Financial Statements (unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     7-8

PART II. OTHER INFORMATION

Item 5. Other Information                                         9

Item 6. Exhibits and Reports on Form 8-K                          9

Signature                                                        10

                             AMPLICON, INC.

                             BALANCE SHEETS

                                         (UNAUDITED)          (AUDITED)
                                        September 30,          June 30,
ASSETS                                      1998                 1998
------                                  ------------         ------------
Cash and cash equivalents               $ 31,301,000         $ 15,192,000
Net receivables                           69,318,000           87,229,000
Inventories, primarily customer
 deliveries in process                     2,537,000            2,500,000
Net investment in capital leases         102,453,000          109,149,000
Net equipment on operating leases                  -                    -
Other assets                               1,388,000            1,308,000
Discounted lease rentals assigned
 to lenders                              291,979,000          297,227,000
                                        ------------         ------------
                                        $498,976,000         $512,605,000
                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable                       $ 12,978,000         $ 25,766,000
 Accrued liabilities                       6,600,000            8,038,000
 Customer deposits                         9,212,000            8,175,000
 Nonrecourse debt                        264,802,000          269,769,000
 Deferred interest income                 27,177,000           27,458,000
 Net deferred income                       7,133,000            7,436,000
 Income taxes payable, including
  deferred taxes                          30,957,000           30,018,000
                                        ------------         ------------
                                         358,859,000          376,660,000
                                        ------------         ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock; 2,500,000 shares
  authorized; none issued                          -                    -
 Common stock; $.005 par value;
  40,000,000 shares authorized;
  11,841,118 and 11,830,618
  issued and outstanding as of
  September 30, 1998 and
  June 30, 1998, respectively                 59,000               59,000
Additional paid in capital                 7,041,000            6,970,000
Retained earnings                        133,017,000          128,916,000
                                        ------------         ------------
                                         140,117,000          135,945,000
                                        ------------         ------------
                                        $498,976,000         $512,605,000
                                        ============         ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)

                                         Three Months Ended September 30,
                                            1998                1997
                                         -----------         -----------
Revenues:
 Sales of equipment                      $37,874,000         $69,752,000
 Interest income                          11,745,000          10,051,000
 Investment income                           256,000              90,000
 Rental income                               195,000             145,000
                                         -----------         -----------
                                          50,070,000          80,038,000
                                         -----------         -----------
Costs:
 Cost of equipment sold                   32,278,000          63,708,000
 Interest expense on
  nonrecourse debt                         5,620,000           5,175,000
 Depreciation of equipment on
  operating leases                             1,000               3,000
                                         -----------         -----------
                                          37,899,000          68,886,000
                                         -----------         -----------
Gross profit                              12,171,000          11,152,000

Selling, general and
 administrative expenses                   4,716,000           4,560,000

Interest expense-other                        18,000              38,000
                                         -----------         -----------
Earnings before income taxes               7,437,000           6,554,000

Income taxes                               2,863,000           2,589,000
                                         -----------         -----------
Net earnings                             $ 4,574,000         $ 3,965,000
                                         ===========         ===========
Basic earnings per common share          $       .39         $       .34
                                         ===========         ===========
Diluted earnings per common share        $       .37         $       .32
                                         ===========         ===========
Dividends declared per common share      $       .04         $       .04
                                         ===========         ===========
Weighted average number of common
 shares outstanding                       11,832,000          11,768,000
                                         ===========         ===========
Diluted number of common shares
 outstanding                              12,292,000          12,323,000
                                         ===========         ===========

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         Three Months Ended September 30,
                                             1998                1997
                                         -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                             $ 4,574,000         $ 3,965,000
Adjustments to reconcile net earnings
 to cash flows provided by (used for)
 operating activities:
 Depreciation                                  1,000               3,000
 Interest accretion of estimated
  unguaranteed residual values          (  1,685,000)       (  1,353,000)
 Estimated unguaranteed residual
  values recorded on leases             (    782,000)       (  2,340,000)
 Interest accretion of net deferred
  income                                (  1,407,000)       (    848,000)
 Increase in net deferred income           1,104,000           2,356,000
 Net increase in income taxes payable,
  including deferred taxes                   939,000           1,647,000
 Net decrease (increase) in net
  receivables                             17,910,000        (  6,484,000)
 Net increase in inventories            (     37,000)       (    180,000)
 Net (decrease) increase in accounts
  payable and accrued liabilities       ( 14,226,000)            932,000
                                         -----------         -----------
 Net cash provided by (used for)
  operating activities                     6,391,000        (  2,302,000)
                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale
  securities                                       -        ( 34,629,000)
 Proceeds from sale of
  available-for-sale securities                    -          34,629,000
 Net decrease (increase) in minimum
  lease payments receivable                6,200,000        (  1,253,000)
 Purchase of equipment on operating
  leases                                (      1,000)       (      1,000)
 Net increase in other assets           (     79,000)       (    100,000)
 Decrease in estimated unguaranteed
  residual values                          2,963,000           2,527,000
                                         -----------         -----------
Net cash provided by investing
 activities                                9,083,000           1,173,000
                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in customer deposits             1,037,000             861,000
 Dividends to stockholders              (    473,000)       (    471,000)
 Proceeds from exercise of stock
  options                                     71,000             304,000
                                         -----------         -----------
Net cash provided by financing
 activities                                  635,000             694,000
                                         -----------         -----------

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                              16,109,000        (    435,000)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                      15,192,000           5,780,000
                                         -----------         -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                           $31,301,000         $ 5,345,000
                                         ===========         ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned
 to lenders and related nonrecourse
 debt                                   ($ 4,967,000)       ($   591,000)
                                         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                $    18,000         $    38,000
                                         ===========         ===========
 Income taxes                            $ 1,924,000         $   942,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 1998 and the statements of earnings and cash flows for the three month periods ended September 30, 1998 and 1997. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1999.

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


NOTE 2- BALANCE SHEET
---------------------
At September 30, 1998, deferred interest income of $27,177,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $27,177,000.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 1998 and 1997
----------------------------------------------
     REVENUES. Total revenues for the three months ended September 30, 1998 were $50,070,000, a decrease of $29,968,000 or 37% as compared to the three months ended September 30, 1997. The decrease from the prior year was primarily the result of a decrease in sales of equipment. Sales of equipment decreased by $31,878,000 or 46% to $37,874,000 in the quarter ended September 30, 1998 as compared to $69,752,000 in the quarter ended September 30, 1997. The decrease in sales of equipment was due to a 49% decrease in sales from new lease transactions together with a 24% decrease in sales related to lease extensions and property sales. Interest income for the quarter ended September 30, 1998 increased by $1,694,000 or 17% to $11,745,000 as compared to $10,051,000 in the same quarter of the prior year. The three months ended September 30, 1998 and 1997, included amounts of $5,620,000 and $5,175,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). Interest income for the three months ended September 30, 1998, net of interest expense on discounted lease rentals assigned to lenders, increased by $1,249,000 or 26% to $6,125,000 as compared to $4,876,000 for the three months ended September 30, 1997. This increase is primarily due to increased accretion of deferred income and higher interest income realized from a larger investment in lease residuals. Investment income increased by $166,000 or 184% to $256,000 as compared to $90,000 for the same period in the prior year. This increase can be attributed to the Company maintaining higher cash balances during the three months ended September 30, 1998. Rental income increased by $50,000 to $195,000 in the three months ended September 30, 1998 as compared to $145,000 for the three months ended September 30, 1997 due to an increase in the number of short-term lease renewals.

     GROSS PROFIT. Gross profit for the first quarter of fiscal 1999 increased 9% to $12,171,000 compared to $11,152,000 for the first quarter of fiscal 1998. The improvement is primarily attributable to a 28% increase in net interest and investment income and higher income recognized from new lease transactions offset by a 31% decrease in gross profit from lease extensions and sales of leased property.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the quarter ended September 30, 1998 increased by 3% to $4,715,000 compared to $4,560,000 incurred during the first quarter of the prior year. The increase in S,G&A expenses reflects higher personnel and building expenses, offset by lower general expenses. As a percentage of revenues, S,G&A expenses increased to 9.5% of revenues, compared to 5.7% during the first quarter of the prior year, reflecting the lower revenue level.

     TAXES.   The Company's tax rate was  38.5% and 39.5% for the quarter ended September 30, 1998 and 1997, respectively, representing its estimated annual tax rate for the years ending June 30, 1999 and 1998.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Financial and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At September 30, 1998, the Company had outstanding nonrecourse debt aggregating $264,802,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the three months ended September 30, 1998, the Company decreased its net investment in leases held in its own portfolio by $6,200,000 from June 30, 1998. This decrease was primarily due to a decline in lease extensions.

     The Company generally funds its equity investments in leased equipment and interim equipment purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At September 30, 1998, the Company did not have any borrowings outstanding on this line of credit.

     In November 1990, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares of the Company's Common Stock. Under this authorization 121,356 shares remain available for repurchase.

     The need for cash used for operating activities will continue to grow as the Company's volume of new lease transactions expands. The Company believes that existing cash balances, cash flows from operations, cash flows from its financing activities, available borrowings under its existing credit facility, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable financing needs.

     Inflation has not had a significant impact upon the operations of the Company.

Forward-Looking Statements
--------------------------
     This document contains forward-looking statements which involve management assumptions, risks and uncertainties. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecast in the forward-looking statements.

                             AMPLICON, INC.

PART II - OTHER INFORMATION
---------------------------

ITEM 5. OTHER INFORMATION

Changes in Registrant's Certifying Accountant
---------------------------------------------
     On October 26, 1998 the Company received notification from its certifying accountants, Arthur Andersen LLP, that they would not stand for re-election for the Fiscal 1999 audit engagement. The reports of Arthur Andersen LLP on the financial statements for the two years ended June 30, 1998 and 1997, did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During the Company's most recent fiscal years ending June 30, 1998 and 1997 and since June 30, 1998, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements would have caused the former accountant to make a reference to the subject matter of the disagreement in any of its reports. During the Company's two fiscal years ending June 30, 1998 and 1997, there had been no "reportable events" within the meaning of Item 304(a) (1) (v) of Regulations S-K.

     A   letter   from   the  former  accountant,  which   indicates
     concurrence with the statements submitted in this Item 5 above, is submitted as Exhibit 16.1 to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------
       16.1 Letter, dated October 30, 1998, from the Registrant's former certifying accountant regarding their concurrence with statements made by Registrant regarding the change in certifying accountants.

       27.   Financial Data Schedule

                             AMPLICON, INC.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMPLICON, INC.
                                      Registrant

DATE: October 30, 1998            BY: S. LESLIE JEWETT/s/
                                      -------------------
                                      S. LESLIE JEWETT
                                   Chief Financial Officer
                                  (Principal Financial and
                                     Accounting Officer)