Form 10-Q
period 1998-12-31
AMPLICON INC
filed 1999-02-12
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                                   Yes     X      No

The number of shares outstanding of the registrant's Common Stock, par value $.005 per share, as of February 5, 1999 was 11,865,918.

                             AMPLICON, INC.

                                  INDEX

                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER

Item 1. Financial Statements

     Balance Sheets - December 31, 1998
     (unaudited) and June 30, 1998                                 3

     Statements of Earnings - Three months and six months
     ended December 31, 1998 and 1997 (unaudited)                  4

     Statements of Cash Flows - Six months ended
     December 31, 1998 and 1997 (unaudited)                        5

     Notes to Financial Statements (unaudited)                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      7-9

PART II. OTHER INFORMATION

Item 5. Other Information                                         10

Item 6. Exhibits and Reports on Form 8-K                          10

Signature                                                         11

                             AMPLICON, INC.

                             BALANCE SHEETS

                                              (UNAUDITED)      (AUDITED)
                                              December 31,      June 30,
ASSETS                                            1998            1998
------                                        ------------    ------------
Cash and cash equivalents                     $ 44,553,000    $ 15,192,000
Net receivables                                 83,995,000      87,229,000
Inventories, primarily customer
 deliveries in process                           2,253,000       2,500,000
Net investment in capital leases                90,647,000     109,149,000
Net equipment on operating leases                   10,000               -
Other assets                                     1,417,000       1,308,000
Discounted lease rentals assigned
 to lenders                                    270,833,000     297,227,000
                                              ------------    ------------
                                              $493,708,000    $512,605,000
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Accounts payable                            $ 28,851,000    $ 25,766,000
  Accrued liabilities                            7,240,000       8,038,000
  Customer deposits                              7,254,000       8,175,000
  Nonrecourse debt                             246,166,000     269,769,000
  Deferred interest income                      24,667,000      27,458,000
  Net deferred income                            6,873,000       7,436,000
  Income taxes payable, including
   deferred taxes                               27,601,000      30,018,000
                                              ------------    ------------
                                               348,652,000     376,660,000
                                              ------------    ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock 2,500,000 shares
  authorized; none issued                                -               -
 Common stock; $.005 par value;
  40,000,000 shares authorized;
  11,856,118 and 11,830,618 issued
  and outstanding, as of
  December 31, 1998 and June 30, 1998,
  respectively                                      59,000          59,000
Additional paid in capital                       7,163,000       6,970,000
Retained earnings                              137,834,000     128,916,000
                                              ------------    ------------
                                               145,056,000     135,945,000
                                              ------------    ------------
                                              $493,708,000    $512,605,000
                                              ============    ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                    STATEMENTS OF EARNINGS (UNAUDITED)
                (In thousands, except per share amounts)

                                 Three months ended      Six months ended
                                     December 31,          December 31,
                                   1998       1997       1998       1997
                                  -------   -------    --------   --------
Revenues:
 Sales of equipment               $51,195   $71,072    $ 89,068   $140,823
 Interest income                   11,153    10,879      22,898     20,930
 Investment income                    494        89         751        179
 Rental income                        189       146         384        292
                                  -------   -------    --------   --------
                                   63,031    82,186     113,101    162,224
                                  -------   -------    --------   --------
Costs:
 Cost of equipment sold            44,642    63,959      76,920    127,667
 Interest expense on
  nonrecourse debt                  5,641     5,116      11,260     10,290
 Depreciation of equipment
  on operating leases                   5         2           7          5
                                  -------   -------    --------   --------

                                   50,288    69,077      88,187    137,962
                                  -------   -------    --------   --------
Gross profit                       12,743    13,109      24,914     24,262

Selling, general and
 administrative expenses            4,111     4,826       8,826      9,387

Interest expense-other                 28        18          46         56
                                  -------   -------    --------   --------
Earnings before income taxes        8,604     8,265      16,042     14,819

Income taxes                        3,313     3,264       6,176      5,853
                                  -------   -------    --------   --------
Net earnings                      $ 5,291   $ 5,001    $  9,866   $  8,966
                                  =======   =======    ========   ========
Basic earnings per common
 share                            $   .45   $   .42    $    .83   $    .76
                                  =======   =======    ========   ========
Diluted earnings per common
 share                            $   .43   $   .40    $    .80   $    .73
                                  =======   =======    ========   ========
Weighted average number of
 common shares outstanding         11,851    11,799      11,842     11,783
                                  =======   =======    ========   ========
Diluted number of common
 shares outstanding                12,334    12,360      12,317     12,311
                                  =======   =======    ========   ========
Dividends declared per
 common share outstanding         $   .04   $   .04    $    .08   $    .08
                                  =======   =======    ========   ========

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Six months ended December 31,
                                                    1998            1997
                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                     $ 9,866,000     $ 8,966,000
Adjustments to reconcile net earnings to
 cash flows (used for) provided by
 operating activities:
 Depreciation                                          6,000           5,000
 Interest accretion of estimated
  unguaranteed residual values                  (  3,351,000)   (  2,806,000)
 Estimated unguaranteed residual values
  recorded on leases                            (  2,650,000)   (  5,605,000)
 Interest accretion of net deferred income      (  2,538,000)   (  1,934,000)
 Increase in net deferred income                   1,975,000       3,904,000
 Net (decrease) increase in income taxes
  payable, including deferred taxes             (  2,417,000)      1,829,000
 Net decrease in net receivables                   3,234,000      12,108,000
 Net decrease in inventories                         247,000         757,000
 Net increase (decrease) in accounts
  payable and accrued liabilities                  2,287,000    (  3,563,000)
                                                 -----------     -----------
Net cash provided by operating activities          6,659,000      13,661,000
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale securities                 -    ( 75,066,000)
 Proceeds from sale of available-for-sale
  securities                                               -      73,819,000
 Net decrease in minimum lease payments
  receivable                                      16,354,000       1,254,000
 Purchase of equipment on operating leases     (      16,000)   (      3,000)
 Net increase in other assets                  (     109,000)   (     37,000)
 Decrease in estimated unguaranteed residual
  values                                           8,149,000       5,390,000
                                                 -----------      ----------
Net cash provided by investing activities         24,378,000       5,357,000
                                                 -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on note payable to bank                           -    ( 10,000,000)
 (Decrease) increase in customer deposits      (     921,000)      2,519,000
 Dividends to stockholders                     (     948,000)   (    943,000)
 Proceeds from exercise of stock options             193,000         407,000
                                                ------------     -----------
Net cash used for financing activities         (   1,676,000)   (  8,017,000)
                                                ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS           29,361,000      11,001,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        15,192,000       5,780,000
                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 44,553,000    $ 16,781,000
                                                ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to
 lenders and related nonrecourse debt          ($ 23,603,000)  ($  1,993,000)
                                                ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                       $     46,000    $     56,000
                                                ============    ============
 Income taxes                                   $  8,593,000    $  4,024,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 1998 and the statements of earnings and cash flows for the three and six month periods ended December 31, 1998 and 1997. The results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1999.

NOTE 2- BALANCE SHEET
---------------------
At December 31, 1998, deferred interest income of $24,667,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $24,667,000.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1998 and 1997
---------------------------------------------
      REVENUES. Total revenues for the three months ended December 31, 1998 were $63,031,000, a decrease of $19,155,000 or 23% as compared to the three months ended December 31, 1997. The decrease from the prior year was primarily the result of decreases in sales of equipment. Sales of equipment decreased by $19,877,000 or 28% to $51,195,000 in the quarter ended December 31, 1998 as compared to $71,072,000 in the quarter ended December 31, 1997. The decrease in sales of equipment was primarily due to the decreased volume of new lease transactions. Interest income for the quarter ended December 31, 1998 increased by
$274,000  or  3% to $11,153,000 as compared to $10,879,000  in  the  same quarter in the prior year. The three months ended December 31, 1998 and 1997 included amounts of $5,641,000 and $5,116,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the three months ended December 31, 1998, interest income, net of interest expense on discounted lease rentals assigned to lenders, decreased by $251,000 or 4% to $5,512,000 as compared to $5,763,000 for the three months ended December 31, 1997. This decrease is primarily the result of lower interest income realized from a smaller investment in lease receivables. Investment income increased by $405,000, or 455%, to $494,000 as compared to $89,000 for the same period in the prior year. This increase can be attributed to higher interest bearing cash balances during the three months ended December 31, 1998. Rental income increased by $43,000 to $189,000 in the three months ended December 31, 1998, compared to $146,000 for the three months ended December 31, 1997.

      GROSS PROFIT. Gross profit for the quarter ended December 31, 1998 decreased 3% to $12,743,000 compared with $13,109,000 for the quarter ended December 31, 1997. The decrease includes higher profits recognized from new lease transactions and a small increase in net interest income, offset by a 14% decrease in gross profit realized from lease extensions and sales of lease property and increases to credit reserves. For the quarter ended December 31, 1998, net interest and investment income rose to $6,006,000, up from $5,852,000 during the quarter ended December 31, 1997. This increase primarily is due to increased accretion of deferred income and interest on lease residuals, higher earnings on cash investments, offset by lower interest income from a smaller lease portfolio.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the quarter ended December 31, 1998 were down by $715,000, a decrease of 15% from the quarter ended December 31, 1997. This improvement is the result of lower legal and selling related expenses and a slight decrease in salaries and benefits. As a percentage of revenues, selling, general and administrative expenses increased to 6.5% of revenues, up from 5.9% for the second quarter of the prior year.

      TAXES.  The Company's tax rate was 38.5% and 39.5% for the quarters
ended  December  31,  1998  and  1997,  respectively,  representing   its
estimated annual tax rate for the years ending June 30, 1999 and 1998.

Six Months Ended December 31, 1998 and 1997
-------------------------------------------
     REVENUES. Total revenues for the six months ended December 31, 1998 were $113,101,000, a decrease of $49,123,000 or 30% as compared to the six months ended December 31, 1997. The decrease from the prior year was primarily the result of decreases in sales of equipment. Sales of equipment decreased by $51,755,000 or 37% to $89,068,000 in the six months ended December 31, 1998 as compared to $140,823,000 in the same period ended December 31, 1997. The decrease in sales of equipment was primarily due to the decreased volume of new lease transactions. Interest income for the six months ended December 31, 1998 increased by $1,968,000 or 9% to $22,898,000 as compared to $20,930,000 in the same period in the prior year. The six months ended December 31, 1998 and 1997 included amounts of $11,260,000 and $10,290,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the six months ended December 31, 1998, interest income, net of interest expense on discounted lease rentals assigned to lenders, increased by $998,000 or 9% to $11,638,000 as compared to $10,640,000 for the six months ended December 31, 1997. This increase is the result of increased accretion of deferred income and interest on lease residuals offset by lower interest income realized on lease receivables.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      REVENUES (continued). Investment income increased by $572,000 or 320% to $751,000 as compared to $179,000 for the same period in the prior year. This increase can be attributed to a higher interest bearing cash balances during the six months ended December 31, 1998. Rental income increased by $92,000 or 32% to $384,000 in the six months ended December 31, 1998 as compared to $292,000 for the six months ended December 31, 1997 due to an increase in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the six months ended December 31, 1998 of $24,914,000 increased by $652,000 or 3% as compared to $24,262,000 for the six months ended December 31, 1997. The improvement is attributable to an increase in net interest and investment income and increased profits from new lease transactions offset by a 23% reduction in gross profit realized from lease extensions and sales of leased property.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 7.8% and 5.8% for the six months ended December 31, 1998 and 1997, respectively. Selling, general and administrative expenses decreased by $561,000 or 6% primarily due to a reduction in legal and sales related expenses.

      TAXES.   The  Company's tax rate was 38.5% and 39.5%  for  the  six months ended December 31, 1998 and 1997, respectively, representing its estimated annual tax rate for the years ending June 30, 1999 and 1998.

Financial and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for equipment purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At December 31, 1998, the Company had outstanding nonrecourse debt aggregating $246,166,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 1998, the Company's net investment in leases held in its own portfolio decreased by $16,354,000 from June 30, 1998 as a result of the decreased volume of new lease transactions.

      The Company generally funds its equity investments in leased property and interim property purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At December 31, 1998, the Company did not have any borrowings outstanding on this line of credit.

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

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Year 2000
---------
      The Year 2000 issue ("Y2K") is a problem that relates to the way that computers store, manipulate, and interpret dates that define the year using only two digits. These systems may experience problems handling dates beyond 1999 and therefore, could cause computer or other systems to fail or provide erroneous results. Date information can exist at any level of hardware or software from micro code to application programs, in files and databases, and might be present on any operating platform.

     The Company has addressed this issue by implementing a program to assess, remediate and mitigate the potential impact of the Y2K problem. The Company is in the process of systematically addressing the Y2K compliance of its computer related hardware, major application software programs, externally supplied software, and major debt sources, vendors and customers.

      The Company's computer related hardware consists primarily of servers and desktop computers incorporated into a local area network and a telephone switch. The Company has substantially completed its assessment of its internal hardware related to the local area network and replacement of non-compliant hardware has been substantially completed. The Company has completed its assessment of its telephone switch and the software upgrade to bring it into compliance should be completed during the third quarter of fiscal 1999.

      The Company's major application software programs include three operating systems, four database engines, approximately ten vendor supplied software applications and one internally developed software application. The Company has substantially completed its assessment of these major software application programs. Of these applications, all operating systems and database engines are compliant, as are all but two of the software applications. One software application will be replaced during the fourth quarter of fiscal 1999. The Company is still assessing the other and has yet to make a determination of its compliance. The costs associated with this program are not anticipated to be material and should fall within normal operating costs of maintaining those systems.

      The Company is in the process of contacting its major debt sources, vendors and customers with regard to their Y2K compliance and expects the assessment to be substantially completed by June 30, 1999. The Company expects to address any material non-compliance issues during the first half of fiscal 2000.

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

                             AMPLICON, INC.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Change in Registrant's Certifying Accountant
--------------------------------------------
     Effective February 11, 1999, Registrant retained PricewaterhouseCoopers LLP as its independent public accountants. The change was approved by the Audit Committee of the Board of Directors of Registrant. During the two fiscal years ended June 30, 1997 and 1998, and since June 30, 1998, Registrant has not consulted with PricewaterhouseCoopers LLP on the application of accounting principles to a specified transaction, or type of audit opinion that might be rendered on the Registrant's financial statement, or an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, or any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K), or reportable event (as defined in paragraph 304(a)(1)(iv)).

ITEM 6. EXHIBITS AND REPORTS ON FORM

     (a) Exhibits
         --------

         27. Financial Data Schedule

     (b) 8-K Reports
         -----------
          There were no reports on Form 8-K for the three months ended December 31, 1998.

                             AMPLICON, INC.

                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMPLICON, INC.
                                       Registrant

DATE: February 12, 1999            BY: S. Leslie Jewett/s/
                                       ------------------
                                       S. Leslie Jewett
                                    Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)