Form 10-Q
period 1999-03-31
AMPLICON INC
filed 1999-05-10
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Outstanding at April 28, 1999
          -----                        -----------------------------
Common Stock, $.005 par value                    11,869,771

                             AMPLICON, INC.

                                  INDEX


                                                                   PAGE
PART I. FINANCIAL INFORMATION                                     NUMBER

Item 1. Financial Statements

        Balance Sheets - March 31, 1999
        (unaudited) and June 30, 1998 (audited)                     3

        Statements of Earnings - Three months and nine months
        ended March 31, 1999 and 1998 (unaudited)                   4

        Statements of Cash Flows - Nine months
        ended March 31, 1999 and 1998 (unaudited)                   5

        Notes to Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7-9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           10

Signature                                                          11

                             AMPLICON, INC.

                             BALANCE SHEETS

                                             (UNAUDITED)      (AUDITED)
                                              March 31,        June 30,
ASSETS                                          1999             1998
------                                      ------------     ------------
Cash and cash equivalents                   $ 50,888,000     $ 15,192,000
Net receivables                               58,251,000       87,229,000
Inventories, primarily customer
 deliveries in process                         2,725,000        2,500,000
Net investment in capital leases              93,714,000      109,149,000
Net equipment on operating leases                      -                -
Other assets                                   1,342,000        1,308,000
Discounted lease rentals assigned
 to lenders                                  262,869,000      297,227,000
                                            ------------     ------------
                                            $469,789,000     $512,605,000
                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Accounts payable                          $ 12,013,000     $ 25,766,000
  Accrued liabilities                          5,955,000        8,038,000
  Customer deposits                            7,415,000        8,175,000
  Nonrecourse debt                           239,848,000      269,769,000
  Deferred interest income                    23,021,000       27,458,000
  Net deferred income                          5,666,000        7,436,000
  Income taxes payable, including
   deferred taxes                             26,418,000       30,018,000
                                            ------------     ------------
                                             320,336,000      376,660,000
                                            ------------     ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock 2,500,000 shares
  authorized; none issued                              -                -
 Common stock; $.005 par value;
  40,000,000 shares authorized;
  11,868,771 and 11,830,618 issued
  and outstanding, as of
  March 31, 1999 and June 30, 1998,
  respectively                                    59,000           59,000
Additional paid in capital                     7,282,000        6,970,000
Retained earnings                            142,112,000      128,916,000
                                            ------------     ------------
                                             149,453,000      135,945,000
                                            ------------     ------------
                                            $469,789,000     $512,605,000
                                            ============     ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)
                (In thousands, except per share amounts)

                                    Three Months Ended     Nine Months Ended
                                         March 31,             March 31,
                                     1999       1998        1999       1998
                                    -------   -------     --------   --------
Revenues:
 Sales of property                  $49,136   $69,566     $138,204   $210,389
 Interest income                     10,659    11,859       33,557     32,790
 Investment income                      560       229        1,310        408
 Rental income                          204       175          588        466
                                    -------   -------     --------   --------
                                     60,559    81,829      173,659    244,053
                                    -------   -------     --------   --------
Costs:
 Cost of property sold               43,462    62,773      120,382    190,439
 Interest expense on
  nonrecourse debt                    5,163     6,024       16,423     16,315
 Depreciation of property
  on operating leases                     7        22           12         27
                                    -------   -------     --------   --------
                                     48,632    68,819      136,817    206,781
                                    -------   -------     --------   --------
Gross profit                         11,927    13,010       36,842     37,272

Selling, general and
 administrative expenses              4,195     5,041       13,022     14,428

Interest expense-other                    4        20           50         77
                                    -------   -------     --------   --------
Earnings before income taxes          7,728     7,949       23,770     22,767

Income taxes                          2,976     3,140        9,152      8,993
                                    -------   -------     --------   --------
Net earnings                        $ 4,752   $ 4,809     $ 14,618   $ 13,774
                                    =======   =======     ========   ========
Basic earnings per common
 share                              $   .40   $   .41     $   1.23   $   1.17
                                    =======   =======     ========   ========
Diluted earnings per common
 share                              $   .39   $   .39     $   1.19   $   1.12
                                    =======   =======     ========   ========
Weighted average number of
 common shares outstanding           11,866    11,810       11,850     11,792
                                    =======   =======     ========   ========
Diluted number of common
 shares outstanding                  12,303    12,431       12,316     12,348
                                    =======   =======     ========   ========
Dividends declared per common
 share outstanding                  $   .04   $   .04     $    .12   $    .12
                                    =======   =======     ========   ========

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Nine months ended March 31,
                                                   1999              1998
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                   $ 14,618,000      $ 13,774,000
Adjustments to reconcile net earnings to
 cash flows provided by operating
 activities:
 Depreciation                                        12,000            28,000
 Sales or lease of equipment previously
  on operating leases, net                            4,000                 -
 Interest accretion of estimated
  unguaranteed residual values                (   5,025,000)    (   4,295,000)
 Estimated unguaranteed residual values
  recorded on leases                          (   4,538,000)    (   8,992,000)
 Interest accretion of net deferred income    (   3,542,000)    (   3,118,000)
 Increase in net deferred income                  1,772,000         4,571,000
 Net (decrease) increase in income taxes
  payable, including deferred taxes           (   3,600,000)          449,000
 Net decrease (increase) in net receivables      28,978,000     (   2,670,000)
 Net (increase) decrease in inventories       (     225,000)          115,000
 Net (decrease) increase in accounts
  payable and accrued liabilities             (  15,836,000)        2,292,000
                                               ------------      ------------
Net cash provided by operating activities        12,618,000         2,154,000
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in minimum lease payments
  receivable                                     13,362,000           566,000
 Purchase of available-for-sale securities                -     ( 264,209,000)
 Proceeds from sale of available-for-sale
  securities                                              -       264,209,000
 Purchases of equipment on operating leases   (      16,000)    (      26,000)
 Net increase in other assets                 (      34,000)    (     117,000)
 Decrease in estimated unguaranteed
  residual values                                11,636,000         8,910,000
                                               ------------      ------------
Net cash provided by investing activities        24,948,000         9,333,000
                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment on note payable to bank                          -     (  10,000,000)
 Payment to repurchase common stock                       -                 -
 (Decrease) increase in customer deposits     (     760,000)        3,596,000
 Dividends to stockholders                    (   1,422,000)    (   1,415,000)
 Proceeds from exercise of stock options            312,000           565,000
                                               ------------      ------------
Net cash used for financing activities        (   1,870,000)    (   7,254,000)
                                               ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS          35,696,000         4,233,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       15,192,000         5,780,000
                                               ------------      ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                     $ 50,888,000      $ 10,013,000
                                               ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase of lease rentals
 assigned to lenders and related
 nonrecourse debt                             ($ 29,921,000)     $    763,000
                                               ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                      $     50,000      $     77,000
                                               ============      ============
 Income taxes                                  $ 12,752,000      $  8,544,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 1999 and the statements of earnings for the three and nine month periods and cash flows for the nine month periods ended March 31, 1999 and 1998. The results of operations for the nine month period ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1999.

NOTE 2- BALANCE SHEET
---------------------
At March 31, 1999, deferred interest income of $23,021,000 is offset by deferred interest expense related to the Company's discounted lease rentals assigned to lenders of $23,021,000.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1999 and 1998
------------------------------------------
      REVENUES. Total revenues for the three months ended March 31, 1999 were $60,559,000, a decrease of $21,270,000 or 26% as compared to the three months ended March 31, 1998. The decrease from the prior year was the result of decreases in sales of equipment and interest income. Sales of equipment decreased by $20,430,000 or 29% to $49,136,000 in the quarter ended March 31, 1999 as compared to $69,566,000 in the quarter ended March 31, 1998. The decrease in sales of equipment was primarily due to the decreased volume of new lease transactions. Interest income for the quarter ended March 31, 1999 decreased by $1,200,000 or 10% to $10,659,000 as compared to $11,859,000 in the same quarter of the prior year. The three months ended March 31, 1999 and 1998 included amounts of $5,163,000 and $6,024,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the three months ended March 31, 1999, interest income, net of interest expense on discounted lease rentals assigned to lenders, decreased by $339,000 or 6% to $5,496,000 as compared to
$5,835,000 for the three months ended March 31, 1998. This decrease is primarily the result of lower interest income earned from a smaller portfolio of lease receivables, offset by higher interest income realized from residual values. Investment income increased by $331,000, to $560,000 as compared to $229,000 for the same period in the prior year. This increase can be attributed to higher interest bearing cash balances during the three months ended March 31, 1999. Rental income increased by $29,000 to $204,000 in the three months ended March 31, 1999, compared to $175,000 for the three months ended March 31, 1998 due to an increase in the number of short-term lease renewals.

      GROSS PROFIT. Gross profit for the quarter ended March 31, 1999 of $11,927,000 decreased by $1,083,000 or 8% as compared to $13,010,000 for the quarter ended March 31, 1998. This decrease reflects decreases in income recognized from leased property sales while net interest and investment income were relatively the same.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 6.9% and 6.2% for the quarters ended March 31, 1999 and 1998, respectively. Selling, general and administrative expenses decreased by $846,000 or 16.8% from the prior year third quarter. The improvement is the result of lower legal, and salary and benefit expenses.

      TAXES. The Company's tax rate was 38.5% and 39.5% for the quarters ended March 31, 1999 and 1998, respectively, representing its estimated annual tax rate for the years ending June 30, 1999 and 1998.

Nine Months Ended March 31, 1999 and 1998
-----------------------------------------
      REVENUES. Total revenues for the nine months ended March 31, 1999 were $173,659,000, a decrease of $70,394,000 or 29% as compared to the nine months ended March 31, 1998. The decrease from the prior year was primarily the result of decreases in sales of equipment. Sales of equipment  decreased by $72,185,000 or 34% to $138,204,000  in  the  nine months  ended  March  31, 1999 as compared to $210,389,000  in  the  same period ended March 31, 1998. The decrease in sales of equipment was primarily due to the decreased volume of new lease transactions. Interest income for the nine months ended March 31, 1999 increased by $767,000 or 2% to $33,557,0000 as compared to $32,790,000 in the same period in the prior year. The nine months ended March 31, 1999 and 1998 included amounts of $16,423,000 and $16,315,000, respectively, of interest income on discounted lease rentals assigned to lenders (which is offset by interest expense on nonrecourse debt). For the nine months ended March 31, 1999, interest income, net of interest expense on discounted lease rentals assigned to lenders, increased by $659,000 or 4% to $17,134,000 as compared to $16,475,000 for the nine months ended March 31, 1998. This increase is the result of greater accretion of deferred income and higher interest income realized from residual values offset by lower interest income earned on the investment in lease receivables.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      REVENUES (continued). Investment income increased by $902,000 to $1,310,000 as compared to $408,000 for the same period in the prior year. This increase can be attributed to a higher interest bearing cash balances during the nine months ended March 31, 1999. Rental income increased by $122,000 or 26% to $588,000 in the nine months ended March 31, 1999 as compared to $466,000 for the nine months ended March 31, 1998 due to an increase in the number of short-term lease renewals.

     GROSS PROFIT. Gross profit for the nine months ended March 31, 1999 of $36,842,000 decreased by $430,000 or 1% as compared to $37,272,000 for the nine months ended March 31, 1998. The slight decline is primarily attributable to the decreases in income recognized from lease extensions and sales of leased property, offset by an increase in net interest and investment income and higher profits realized from new lease transactions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of total revenues, were 7.5% and 5.9% for the nine months ended March 31, 1999 and 1998, respectively. Selling, general and administrative expenses decreased by $1,406,000, or 9.7%, primarily due to a reduction in legal, and salary and benefit expenses.

      TAXES.   The  Company's tax rate was 38.5% and 39.5% for  the  nine months ended March 31, 1999 and 1998, respectively, representing its estimated annual tax rate for the years ending June 30, 1999 and 1998.

Financial and Capital Resources
-------------------------------
      The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning the lease payments to banks or other financial institutions which are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company generally does not purchase property until it has received a noncancelable lease from its customer and has determined that the lease can be discounted on a nonrecourse basis. At March 31, 1999, the Company had outstanding nonrecourse debt aggregating $239,848,000 relating to property under capital and operating leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

      From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 1999, the Company's net investment in leases held in its own portfolio decreased by $28,978,000 from June 30, 1998.
This decrease was primarily due to fewer new lease transactions being held in the Company's own portfolio.

      The Company generally funds its equity investments in leased property and interim property purchases with internally generated funds, and if necessary, borrowings under a $20,000,000 general line of credit. At March 31, 1999, the Company did not have any borrowings outstanding on this line of credit.

      In November 1990 and April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 300,000 and 600,000 shares, respectively, of the Company's Common Stock. Under the authorizations of November 1990 and April 1999, 121,356 and 600,000 shares, respectively, remain available for repurchase.

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

      The Company's computer related hardware consists primarily of servers and desktop computers incorporated into a local area network and a telephone switch. The Company has substantially completed its assessment of its internal hardware related to the local area network and replacement of non-compliant hardware has been substantially completed. The Company completed an upgrade of its telephone switch and related software to bring it into compliance during the third quarter of fiscal 1999.

      The Company's major application software programs include three operating systems, four database engines, approximately ten vendor supplied software applications and one internally developed software application. The Company has substantially completed its assessment of these major software application programs. Of these applications, all operating systems and database engines are compliant, as are all but one of the software applications. The Company is researching the replacement for this software application and anticipates its replacement by September 30, 1999. The costs associated with this program are not anticipated to be material and should fall within normal operating costs of maintaining those systems.

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

                             AMPLICON, INC.

                                                              PAGE
PART II - OTHER INFORMATION                                  NUMBER
---------------------------                                  ------
Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            --------
            27. Financial Data Schedule

        (b) 8-K Reports

            There were no reports on Form 8-K for the three months ended March 31, 1999.

                             AMPLICON, INC.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMPLICON,  INC.
                                               REGISTRANT

DATE:   April  29, 1999                    BY: S. LESLIE JEWETT/s/
                                               -------------------
                                               S. LESLIE JEWETT
                                            Chief Financial Officer
                                          (Principal Financial and
                                             Accounting Officer)