Form 10-K
period 1999-06-30
AMPLICON INC
filed 1999-09-28
CIK 803016

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             [Fee Required]

  For the fiscal year ended June 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 10, 1999 was $51,070,718.

  Number of shares outstanding as of September 10, 1999:
                 Common Stock 11,836,218

                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                             AMPLICON, INC.

                            TABLE OF CONTENTS

PART I                                                        PAGE

Item 1.  Business                                             2-5

Item 2.  Properties                                             5

Item 3.  Legal Proceedings                                      5

Item 4.  Submission of Matters to a Vote of Security Holders    5

PART II

Item 5.  Market for Company's Common Equity and Related
              Stockholder Matters                             5-6

Item 6.  Selected Financial Data                                6

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations            7-10

Item 8.  Financial Statements and Supplementary Data        11-26

Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure           27

PART III

Item 10. Directors and Executive Officers of the Registrant    27

Item 11. Executive Compensation                                27

Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                   27

Item 13. Certain Relationships and Related Transactions        27

PART IV

Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                              27

Signatures                                                     28
Schedule II                                                    29
Exhibit Index                                               30-32

                             AMPLICON, INC.

                                 PART I

ITEM 1. BUSINESS

General

     Amplicon leases and sells computer networks, mid-range computers, computer software, peripherals, workstations, telecommunications equipment, computer automated design and manufacturing equipment, office automation equipment and other items of personal property to customers located throughout the United States. The Company was incorporated in California in 1977. Unless the context otherwise requires, the terms "Amplicon" and "Company" as used herein refer to Amplicon, Inc.

     Computer Networks and Mid-Range Computers. The Company concentrates on the market for computer networks and mid-range computers since this market is particularly receptive to leasing services. The largest component of the Company's business consists of personal computers, workstations, printers, and software which are integrated into complete networks. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products for microcomputer based networks. Computer networks generally range in cost from $100,000 to $3,000,000. Mid-range computers generally cost between $100,000 and $750,000 and are used primarily by subsidiaries and divisions of large companies to supplement mainframe computer systems, by middle-market companies for centralized data processing, and to upgrade personal computer networks. Mid-range computer systems typically consist of a central processing unit, multiple display terminals, printers, disk and tape drives, communications equipment and operating software.

     Mid-range systems and computer networks are modular and can be expanded to satisfy additional data processing requirements and perform additional functions by upgrading the central processing unit and/or server, and adding data storage devices and workstations to support additional users. Advances in microcomputer technology and enhancements to the capabilities of mid-range computer systems have led to the development of systems that better integrate data processing with word processing, file and retrieval systems, and electronic mail. The Company leases and sells mid-range computer systems manufactured primarily by International Business Machines Corporation ("IBM"), and Hewlett-Packard Co. ("HP"). Vendors of computer network products include IBM, and HP, as well as Compaq Computer Corporation ("Compaq"), Dell Computer Corporation ("Dell"), Gateway 2000, Inc., among many others, and software vendors such as Microsoft Corporation and Novell, Inc.

     Software. Amplicon leases operating system software products and specialized application software packages. These application software packages typically cost between $50,000 and $500,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of mid-range computer systems and networks consists of operating and application software.

     Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by Amplicon's existing and targeted customer base. Amplicon leases and sells telecommunications equipment, computer automated design and computer automated manufacturing ("CAD/CAM") equipment, and office automation equipment. The telecommunications equipment leased by the Company includes digital private branch equipment, switching equipment and voice mail systems manufactured by Lucent Technologies, Siemens Business Communications Systems, Inc. and ITT Industries, as well as satellite tracking systems manufactured by Qualcomm Incorporated, and generally costs between $50,000 and $500,000. The CAD/CAM systems leased by the Company include those produced by IBM, HP, Intergraph Corporation and Sun Microsystems, Inc. and cost between $50,000 and $700,000 per system. The Company also leases imaging systems, testing equipment, copying equipment, retail point-of-sale systems and bank automatic teller machines.

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

     The Company implemented its current marketing system after having determined that a centralized telemarketing program would be more cost effective than field sales representatives. The use of telemarketing techniques rather than field sales representatives has enabled the Company to limit selling, general and administrative expenses and, consequently, allows the Company to offer more competitive rates to its customers.

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

     The Company conducts its leasing business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase leased property until it has received a binding noncancelable lease from its customer and, generally, has determined that the lease can be discounted with a bank or financial institution on a nonrecourse basis. Accordingly, a substantial portion of the Company's leases are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. Approximately 89.9% and 93.1% of the total dollar amount of new leases entered into by the Company during the fiscal years ended June 30, 1999 and 1998, respectively, were discounted to financial institutions. The institutional lender to which a lease has been assigned has no recourse against the Company, unless the Company is in default under the terms of the agreement by which a lease was assigned. The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease

                                  AMPLICON, INC.

lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, the Company may not realize its residual investment in the leased property.

     From time to time, the Company retains in its own portfolio lease transactions that meet credit standards set by the Company. Some of these transactions are entered into when the value of the underlying leased property, or the credit profile of the lessee, would not be acceptable to other financial institutions. Each of these transactions must meet or exceed certain profitability requirements as established, on a case by case basis, by the Company's senior management. In addition, the Company invests in lease transactions which the Company believes could be placed at a later date with nonrecourse lenders on a lease-by-lease basis or in a portfolio. At June 30, 1999 and 1998, the discounted minimum lease payments receivable relative to leases maintained in the Company's portfolio amounted to $44,043,365 and $51,298,521, respectively.

     In certain instances, the Company will make payments to purchase leased property prior to the commencement of the lease and assignment to the nonrecourse debt source. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated to make rental payments directly to the Company during the period that the transaction is in process, and generally is obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 1999 and 1998, the Company's investment in property acquired for transactions in process amounted to $35,397,631 and $81,273,524, respectively.

     In June 1999, an application was filed to obtain permission to organize a national bank, with the Company as the sponsor. The organizers of the bank and the Company have conducted meetings with certain regulatory agencies, but have not yet obtained approval. If permission is granted by the applicable regulatory agencies, it is anticipated that the bank would operate as a wholly owned subsidiary of Amplicon. In part, the purpose of the bank would be to provide business loans to fund the purchase of capital assets that will be leased to corporations located throughout the United States that meet the credit parameters established by the bank. It is anticipated that the bank would gather deposits using electronic means and a centralized location similar to the Company's existing business methods.

Customers

     The Company's customers are primarily subsidiaries and divisions of Fortune 1000 companies and middle-market companies with credit ratings acceptable to the lenders providing nonrecourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on its operations taken as a whole.

Competition

     The  Company  competes  in the distribution and lease  financing  of computer systems and networks, software, and other equipment with equipment brokers and dealers, other leasing companies, banks and other financial institutions and credit corporations which are affiliated with equipment manufacturers, such as, IBM, Dell, Compaq and HP. The Company believes that there is increased competition for new business and that such competition is heightened during periods when key vendors introduce significant new products. Changes by the manufacturers of systems leased by the Company with respect to pricing, maintenance or marketing practices could materially affect the Company. In addition, if credit corporations affiliated with manufacturers become more aggressive with respect to the financing terms offered, the Company's operations could be adversely affected. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than Amplicon. The Company believes the principal competitive factors in the industry which it serves are price, responsiveness to customer needs, flexibility in structuring lease financing arrangements, financial technical proficiency and the offering of a broad range of lease financing options.

                             AMPLICON, INC.

Employees

     The Company, as of June 30, 1999, had 155 employees, including 93 sales managers and account executives and 22 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     At June 30, 1999, Amplicon occupied approximately 49,000 square feet of office space in Santa Ana, California leased from an unaffiliated party. The lease which covers the majority of the office space provides for monthly rental payments which average $77,224 from July 1999 through February 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

ITEM  5.  MARKET  FOR  COMPANY'S COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

     The common stock of Amplicon, Inc. trades on the NASDAQ National Market System under the symbol AMPI. The following high and low closing sale prices for the periods shown reflect interdealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions (adjusted for the Company's 2-for-1 common stock split effective October 17, 1997):

                                                       High        Low
Fiscal year ended June 30, 1999

First Quarter.........................................$18.31     $12.25
Second Quarter.........................................16.25      12.75
Third Quarter..........................................16.375     10.375
Fourth Quarter.........................................15.00       8.313

Fiscal year ended June 30, 1998

First Quarter.........................................$16.25     $11.946
Second Quarter.........................................17.25      15.25
Third Quarter..........................................24.00      16.50
Fourth Quarter.........................................24.00      11.875

      The Company had approximately 55 stockholders of record and in excess of 500 beneficial owners as of September 10, 1999.

     After considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. During the fiscal years ended June 30, 1999, 1998 and 1997 the Company declared cash dividends totaling $.16, $.16 and $.10, respectively, per common share.

                                   AMPLICON, INC.


ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and operating information of the Company. Common share data has been adjusted for the Company's 2-for-1 common stock split effective October 17, 1997. Certain reclassifications have been made to the fiscal years prior to 1999 to conform with that years financial statement presentation. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.

                                           YEARS ENDED JUNE 30,
                             ------------------------------------------------
INCOME STATEMENT DATA          1999      1998      1997      1996      1995
                             --------  --------  --------  --------  --------
                                 (in thousands, except per share amounts)
Revenues:
 Direct financing leases     $ 25,432  $ 25,609  $ 21,636  $ 17,733  $ 13,204
 Sales-type leases             20,990    21,794    17,857    20,755    18,690
 Operating  leases                951       716     1,657     1,280     2,313
                             --------  --------  --------  --------  --------
                               47,373    48,119    41,150    39,768    34,207
Sales of leased property       21,794    17,066    22,301     8,290    11,566
Interest and other income       2,004       581       637       733     1,034
                             --------  --------  --------  --------  --------
                               71,171    65,766    64,088    48,791    46,807
                             --------  --------  --------  --------  --------
Costs
 Sales-type leases              7,005     7,881     9,406     5,786     5,721
 Operating leases                  86        28       111       266       123
 Cost of leased property
  sold                         12,011     6,765     6,661     3,459     6,787
 Provision for credit
  losses                        3,076         -       852         -     1,425
                             --------  --------  --------  --------  --------
                               22,178    14,674    17,030     9,511    14,056
                             --------  --------  --------  --------  --------
Gross margin                   48,993    51,092    47,058    39,280    32,751
Selling, general &
 administrative expenses       16,854    19,237    20,825    17,554    13,513
Interest expense-other             57        86       216       246       150
                             --------  --------  --------  --------  --------
Earnings before income
 taxes                         32,082    31,769    26,017    21,480    19,088
Income taxes                   12,352    12,549    10,277     8,484     7,540
                             --------  --------  --------  --------  --------
Net earnings                 $ 19,730  $ 19,220  $ 15,740  $ 12,996  $ 11,548
                             ========  ========  ========  ========  ========

COMMON SHARE DATA

Basic earnings per share     $   1.66  $   1.63  $   1.35  $   1.11  $    .99
                             ========  ========  ========  ========  ========
Diluted earnings per share   $   1.60  $   1.55  $   1.31  $   1.09  $    .96
                             ========  ========  ========  ========  ========
Weighted average common
 shares outstanding            11,854    11,800    11,689    11,698    11,720
Diluted common shares
 outstanding                   12,299    12,368    12,021    11,894    11,986
Cash dividends per share     $    .16  $    .16  $    .10  $    .10  $    .10
                             ========  ========  ========  ========  ========

                                            AS OF JUNE 30,
BALANCE SHEET DATA             1999      1998      1997      1996      1995
                             --------  --------  --------  --------  --------
                                  (in thousands, except per share data)

Total assets                 $466,769  $505,626  $482,235  $454,205  $402,100
Note payable to bank                -         -    10,000         -         -
Nonrecourse debt              263,462   297,227   288,682   309,471   266,816
Stockholders' equity          153,493   135,945   117,754   102,665    91,364
Book value per common share  $  12.97  $  11.49  $  10.02  $   8.79  $   7.79

                             AMPLICON, INC.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

     Amplicon generates revenues from its leasing activities, the sale of leased property and from interest income earned on its cash and liquid investments. Direct financing lease revenues include interest income earned on the Company's investment in lease receivables and residuals and gains recognized on the sale of leases in which the Company retains no significant continuing interest. Revenues from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Revenues from operating leases generally involves the short-term rental of leased property.

     The volume of new lease transactions booked during the year ended June 30, 1999 was approximately $161 million, compared to $232 million in fiscal 1998 and $223 million during fiscal 1997. Of the new leases booked during the fiscal year ended June 30, 1999, approximately 64% were structured as "true leases" where Amplicon owns the leased asset at the end of the term, while 36% were structured as "conditional sale leases" where the lessee generally may purchase the property at a predetermined minimum amount at the end of the term. For true lease transactions, the Company books a residual which is an estimate for accounting purposes of the fair market value of the leased property at lease termination. The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

     The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability from re-marketing leased property through re-lease or sale, variations in the mix of lease originations, the credit quality of our portfolio and economic conditions in general.

    The Company conducts its leasing business in a manner designed to minimize its credit exposures. However, the assumption of risk is a key source of earnings in the leasing industry and the Company is subject to risks through its investment in lease transactions in process, investment in lease receivables held in its own portfolio and residual investments. The Company establishes reserves to cover such risks and regularly reviews their adequacy considering levels of non-performing leases, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators.

Fiscal Years Ended June 30, 1999 and 1998

     REVENUES. Total revenues for the fiscal year ended June 30, 1999 were $71,171,493, an increase of $5,405,268, or 8%, from the prior year. This change was primarily the result of increases in sales of leased property and interest income of $4,728,010 and $1,422,263, respectively. The increase in sales of leased property was primarily due to a higher volume of lease transactions coming to end of term during fiscal 1999 where the leased property was sold to the lessee or a third-party. In addition, during the year the Company terminated one large lease transaction in process, which resulted in a significant sale of property to that customer. Interest and other income for fiscal year ended June 30, 1999 increased by $1,422,263 to $2,003,787, as compared to $581,524 in the prior year, primarily as a result of the Company maintaining higher levels of interest bearing cash and cash equivalents throughout fiscal 1999.

     Leasing revenues declined by $744,905, or 2%, for the fiscal year ended June 30, 1999. This reduction resulted from a decrease of $176,456 in direct financing revenue to $25,432,201 and a decrease in sales-type lease revenue of $803,588 to $20,990,135, offset by an increase in operating lease revenue of $235,119 to $951,292. The reduction in direct financing revenue can be attributed to lower interest income earned from a smaller investment in lease receivables held in our own portfolio, offset by higher unearned income recognized from residual

                             AMPLICON, INC.

investments and assigned capital leases. The reduction in sales-type lease revenue can be attributed to a decrease in revenue from lease extensions, offset by increased revenue from new lease transactions structured as sales-type leases. The increase to operating lease revenue can be attributed to an increase in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1999 decreased by $2,097,942, or 4%, to $48,993,759 compared to $51,091,701 for the fiscal year ended June 30, 1998. The principal factors that contributed to the decrease in gross profit was lower profits realized from lease extensions and an increased provision for credit losses, offset by higher interest income from cash investments and higher income earned on sales-type leases. The increase in the provision for credit losses was primarily due to an increase in identified problems on residual investments related to assigned lease transactions, as well some increase in delinquencies on leases held in the Company's own lease portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended June 30, 1999 decreased by $2,383,153, or 12.4%, as compared to the prior year. This decrease is the result of lower legal, salary and benefit expenses.

     INTEREST EXPENSE-OTHER. Interest expense-other was $57,695 for the year ended June 30, 1999 as compared to $85,733 for the year ended June 30, 1998. The decrease of $28,038 was primarily the result of lower fiscal year 1999 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

     TAXES. The Company's tax rate was 38.5% and 39.5% for the fiscal years ended June 30, 1999 and 1998, respectively, representing its estimated annual tax rates for each respective year.

Fiscal Years Ended June 30, 1998 and 1997

     REVENUES. Total revenues for the fiscal year ended June 30, 1998 were $65,766,225, an increase of $1,677,985, or 3%, from the prior year. This change was primarily the result of a $6,968,520 increase in leasing revenues to $48,118,533, offset by a $5,235,335 decline in sales of leased property to $17,066,168. The 17% increase in leasing revenues for the fiscal year ended June 30, 1998 resulted from an increase in direct financing revenue of $3,972,915 to $25,608,657, an increase in sales-type lease revenue of $3,936,250 to $21,793,723, offset by a decrease of $940,645 in operating lease revenue to $716,153. The increase in direct financing revenue can be attributed to increases in unearned income recognized on a larger investment in lease receivables held in the Company's own portfolio, on assigned lease transactions as well as from residual investments. The increase in sales-type lease revenue can be attributed to an increase in revenue from lease extensions. The decrease to operating lease revenue can be attributed to a decrease in the volume of short-term lease renewals.

     The decrease in sales of leased property was primarily due to lower revenues recognized from leased property sales during fiscal 1998 as compared to a record revenue recognized in fiscal 1997. Interest and other income for fiscal year ended June 30, 1998 decreased by $55,200 to $581,524, as compared to $636,724 in the prior year, primarily as a result of the Company maintaining lower investment balances throughout fiscal year 1998.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1998 increased by $4,034,044, or 9%, to $51,091,701 compared to $47,057,657 for the fiscal year ended June 30, 1997. The principal factors that contributed to the increase in gross profit were a higher recognition of unearned income on direct financing leases, as described above, higher profits realized from lease extensions and a decline in the provision for credit losses, offset by lower profits from sales of leased property.

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

                             AMPLICON, INC.

lower fiscal year 1998 interest assessments made as the result of regulatory audits with various federal, state and local agencies.

     TAXES. The Company's tax rate was 39.5% for the fiscal years ended June 30, 1998 and 1997 representing its estimated annual tax rates for each respective year.

Liquidity and Capital Resources

     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At June 30, 1999, the Company had outstanding nonrecourse debt aggregating $263,461,800 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the fiscal year 1999, the Company decreased its net investment in leases by $7,255,156. This decrease was primarily due to fewer new lease transactions being held in the Company's own lease portfolio.

     The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 1999, the Company's investment in property acquired for transactions in process decreased by $45,875,893 to $35,397,631. This decrease was primarily due to the lower volume of new lease transactions originated during fiscal 1999.

     The Company generally funds its equity investments in leased property and transactions in process with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At June 30, 1999, the Company did not have any borrowings outstanding on this line of credit.

     In November 1990 and April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares each, or a total of 1,200,000 of the Company's Common Stock. During the year ended June 30, 1999, the Company repurchased 54,000 shares at an aggregate cost of $712,298. As of September 11, 1999, 667,356 shares remain available under these authorizations.

     The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, available borrowings under its existing credit facility, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable financing needs.

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

                             AMPLICON, INC.

     The Company has addressed this issue by implementing a program to assess, remediate and mitigate the potential impact of the Y2K problem. The Company is in the process of systematically addressing the Y2K compliance of its computer related hardware, major application software programs, externally supplied software, and major debt sources, vendors and customers.

     The Company's computer related hardware consists primarily of servers and desktop computers incorporated into a local area network and a telephone switch. The Company has completed its assessment of its internal hardware related to the local area network and the replacement of non-compliant hardware has been substantially completed. The Company completed an upgrade of its telephone switch and related software to bring it into compliance during the third quarter of fiscal 1999.

     The Company's major application software programs include three operating systems, four database engines, approximately ten vendor supplied software applications and one internally developed software application. The Company has completed its assessment of these major software application programs. Of these applications, all operating systems and database engines are compliant, as are all but one of the software applications. The Company is currently in the process of implementing the replacement for this software application, which should be completed by October 31, 1999. The total costs of the Company's Y2K project are estimated to be approximately $270,000, a significant portion of which would have been incurred within normal operating plans for maintaining the Company's systems. These costs have been funded through operating cash flows.

     The Company has contacted its major debt sources, vendors and customers with regard to their Y2K compliance and has received responses from most. All of the Company's major debt sources have advised the Company that they are or will be Y2K compliant by December 31, 1999. No vendors or customers have advised the Company that they do not expect to be compliant. However, almost all have cautioned the Company that they cannot predict if there might be a negative impact to their operations due to the non-compliance of an unrelated third party. The Company is in the process of addressing any material non-responsive customers and vendors during the first half of fiscal 2000.

     Management believes that the Company's internal systems are in substantial compliance with the Y2K at this time and that the Company should not have a material business risk as a result of this issue. It is difficult, however, to predict the effect of any third party non-readiness on our business. Significant Y2K failures in our systems or in the systems of third parties (or third parties upon whom they depend) could have an adverse effect on our financial results and operations. Potential problems that might occur could include an increase in credit losses due to Y2K problems for our lessees and disruption in the business of our debt sources which may result in lease funding delays for the Company. The amount of these potential credit losses or the degree of disruption cannot be determined at this time. The Company is currently finalizing contingency plans in the event that it does experience any such disruption.

     All Year 2000 information provided herein is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. This Year 2000 information is provided pursuant to securities law requirements and it may not be relied upon as a form of express or implied covenant, warranty, representation or guarantee of any kind.


Forward-Looking Statements

     This document contain forward-looking statements concerning our operations, business results and financial condition. These statements involve management assumptions as well as risks and uncertainties that may be difficult to predict. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecast or implied in those statements. Factors that could cause such differences include, but are not limited to: economic conditions and trends; changes in interest rates; industry cycles and trends; changes in the market for leasing capital assets and other collateral due to market conditions, oversupply, obsolescence or other factors; disruptions in the capital markets; changes in laws or regulations, and competitive conditions and trends.

                             AMPLICON, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   following   financial   statements  and   supplementary   financial
information are included herein at the pages indicated below:

                                                           Page Number

Reports of Independent Public Accountants                      12

Balance Sheets at June 30, 1999 and 1998                       13

Statements of Earnings for the years ended
 June 30, 1999, 1998 and 1997                                  14

Statements of Stockholders' Equity for the
 years ended June 30, 1999, 1998 and 1997                      15

Statements of Cash Flows for the years
 ended June 30, 1999, 1998 and 1997                            16

Notes to Financial Statements                               17-26

Financial Statement Schedule for the years
 ended June 30, 1999, 1998, and 1997
 Schedule II - Valuation and Qualifying Accounts               28

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Amplicon, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amplicon, Inc. at June 30, 1999, and the results of its operations and its cash flows for the year ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Newport Beach, California                      PRICEWATERHOUSECOOPERS LLP
August 13, 1999


To the Board of Directors and Stockholders of Amplicon, Inc.:

We have audited the accompanying balance sheet of Amplicon, Inc. (a California corporation) as of June 30, 1998, and the related statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplicon, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1997, the Company changed its method of accounting for transfers of financial assets.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, for the years ended June 30, 1998 and 1997, listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Irvine, California                                    ARTHUR ANDERSEN LLP
July 31, 1998

                             AMPLICON, INC.

                             BALANCE SHEETS

                                                         June 30,
                                              ----------------------------
ASSETS                                             1999           1998
------                                         ------------   ------------
Cash and cash equivalents (Note 1)             $ 59,337,426   $ 15,192,477
Net receivables (Note 2)                         22,784,507     17,992,343
Property  acquired for transactions
 in process (Note 1)                             35,397,631     81,273,524
Net investment in capital leases (Note 3)        84,617,350     92,632,854
Equipment on operating leases, less
 accumulated depreciation of $91,288 (1999)
 and $29,708 (1998)                                   8,537              -
Other assets                                      1,161,979      1,308,140
Discounted lease rentals assigned to
 lenders (Note 3)                               263,461,800    297,226,530
                                               ------------   ------------
                                               $466,769,230   $505,625,868
                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable                              $  7,159,049   $ 25,658,503
 Accrued liabilities                              5,660,610      6,819,631
 Customer deposits                                7,507,322      9,958,313
 Nonrecourse debt (Note 3)                      263,461,800    297,226,530
 Income taxes payable - including
  deferred taxes, net (Note 5)                   29,405,562     30,018,030
                                               ------------   ------------
                                                313,194,343    369,681,007
                                               ------------   ------------
Commitments and contingencies (Notes 4 & 7)

Stockholders' equity (Notes 4 & 6):
 Preferred stock; 2,500,000 shares
  authorized; none issued                                 -              -
 Common stock; $.01 par value;
  40,000,000 shares authorized;
  11,831,918 (1999) and 11,830,618 (1998)
  issued and outstanding                            118,319        118,306
 Additional paid in capital                       6,708,936      6,910,912
 Retained earnings                              146,747,632    128,915,643
                                               ------------   ------------
                                                153,574,887    135,944,861
                                               ------------   ------------
                                               $466,769,230   $505,625,868
                                               ============   ============

                 The accompanying notes are an integral
                      part of these balance sheets.

                             AMPLICON, INC.

                         STATEMENTS OF EARNINGS

                                               Years ended June 30,
                                     ---------------------------------------
                                         1999         1998          1997
                                     -----------   -----------   -----------
Revenues:
 Direct financing leases             $25,432,201   $25,608,657   $21,635,742
 Sales-type leases                    20,990,135    21,793,723    17,857,473
 Operating leases                        951,292       716,153     1,656,798
                                     -----------   -----------   -----------
  Leasing revenues                    47,373,628    48,118,533    41,150,013

 Sales of leased property             21,794,078    17,066,168    22,301,503
 Interest and other income             2,003,787       581,524       636,724
                                     -----------   -----------   -----------
                                      71,171,493    65,766,225    64,088,240
                                     -----------   -----------   -----------
Costs:
 Sales-type leases                     7,004,914     7,881,390     9,406,414
 Operating leases                         86,187        28,488       110,730
 Cost of leased property sold         12,010,579     6,764,646     6,661,439
 Provision for credit losses           3,076,054             -       852,000
                                     -----------   -----------   -----------

                                      22,177,734    14,674,524    17,030,583
                                     -----------   -----------   -----------
Gross profit                          48,993,759    51,091,701    47,057,657

Selling, general and
 administrative expenses              16,854,189    19,237,342    20,824,834

Interest expense-other                    57,695        85,733       216,182
                                     -----------   -----------   -----------
Earnings before income taxes          32,081,875    31,768,626    26,016,641

Income taxes                          12,352,000    12,549,000    10,277,000
                                     -----------   -----------   -----------
Net earnings                         $19,729,875   $19,219,626   $15,739,641
                                     ===========   ===========   ===========
Basic earnings per common share      $      1.66   $      1.63   $      1.35
                                     ===========   ===========   ===========
Diluted earnings per common share    $      1.60   $      1.55   $      1.31
                                     ===========   ===========   ===========
Dividends declared per common
 share outstanding                   $       .16   $       .16   $       .10
                                     ===========   ===========   ===========
Weighted average common shares
 outstanding                          11,854,441    11,800,206    11,688,980
                                     ===========   ===========   ===========
Diluted common shares outstanding     12,299,171    12,367,752    12,021,488
                                     ===========   ===========   ===========

                 The accompanying notes are an integral
                   part of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Other
                                  Additional               compre-
                 Common Stock      paid in      Retained   hensive
               Shares   Amount     capital      earnings   income     Total
           ---------------------  ----------  ------------ ------- ------------
Balance,
June 30,
1996        11,677,918  $116,780  $5,528,897  $ 97,017,263 $1,596  $102,664,536

Shares
issued -
   Stock
   options
   exer-
   cised        84,600       846     603,860             -      -       604,706

Shares re-
purchased  (    10,000) (    100)(    81,775)            -      -   (    81,875)

Dividends
declared             -         -           - (   1,171,136)     -   ( 1,171,136)

Invest-
ment
secu-
rities
valua-
tion
adjust-
ment                  -        -           -             -  (1,596) (     1,596)

Net
earnings              -        -           -    15,739,641       -   15,739,641
             ---------- --------  ----------  ------------  ------  -----------
Balance,
June 30,
1997        11,752,518   117,526   6,050,982   111,585,768       -  117,754,276

Shares
issued -
  Stock
  options
  exer-
  cised         78,100       780     652,485             -       -     653,265

Income
  tax
  bene-
  fit
  from
  exer-
  cise
  of
  non-
  qual-
  ified
  stock
  options            -         -     207,445             -      -       207,445

Dividends
declared             -         -           - (   1,889,751)     -  (  1,889,751)

Net
earnings             -         -           -    19,219,626      -    19,219,626
            ----------  --------  ----------  ------------  -----  ------------
Balance,
June 30,
1998        11,830,618   118,306   6,910,912   128,915,643      -   135,944,861

Shares
issued -
  Stock
  options
  exer-
  cised         55,300       553     427,797             -      -       428,350

Shares re-
purchased (     54,000)(     540)(   711,758)            -      - (     712,298)

Income
tax
benefit
from
exercise
of non-
qualified
stock
options              -         -      81,985             -      -        81,985

Dividends
declared             -         -           -  (  1,897,886)     -  (  1,897,886)

Net
earnings             -         -           -    19,729,875      -    19,729,875

Balance,
June 30,
1999        11,831,918  $118,319  $6,708,936  $146,747,632  $   -  $153,574,887
            ==========  ========  ==========  ============  =====  ============

                 The accompanying notes are an integral
                   part of these financial statements.

                             AMPLICON, INC.

                        STATEMENTS OF CASH FLOWS


                                             Years ended June 30,
                                 ------------------------------------------
                                     1999           1998           1997
CASH FLOWS FROM OPERATING        ------------   ------------   ------------
 ACTIVITIES:
Net earnings                     $ 19,729,875   $ 19,219,626   $ 15,739,641
Adjustments to reconcile net
 earnings to cash flows used
 for operating activities:
 Depreciation                          85,624         28,487        110,729
 Sale or lease of equipment
  previously on operating
  leases, net                           4,005              -              -
 Interest accretion of
  estimated unguaranteed
  residual values               (   6,616,611) (   5,893,522) (   4,634,756)
 Decrease in estimated
  unguaranteed residual
  values                           14,671,334     11,639,988     10,396,836
 Provision for credit losses        3,076,054              -        852,000
 Net (decrease) increase in
  income taxes payable,
  including deferred taxes      (     530,483)     3,175,874      7,542,529
 Net (increase) decrease in
  net receivables               (   5,272,164)     2,406,381      2,795,321
 Net decrease (increase) in
  property acquired for
  transactions in process          45,875,893  (   1,463,905) (  34,030,208)
 Net (decrease) increase in
  accounts payable and
  accrued liabilities           (  19,658,475)     1,466,867     17,477,783
                                 ------------   ------------   ------------
Net cash provided by
 operating activities              51,365,052     30,579,796     16,249,875
                                 ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of
  available-for-sale
  securities                                -  ( 180,997,695) ( 235,370,644)
 Proceeds from sale of
  available-for-sale
  securities                                -    180,997,695    236,551,015
 Net decrease (increase) in
  minimum lease payments
  receivable                        7,396,388  (     209,238) (  18,299,637)
 Purchase of equipment on
  operating leases              (      98,166) (      26,975) (      77,674)
 Net decrease (increase) in
  other assets                        146,161  (     119,073)       247,470
 Estimated unguaranteed
  residual values recorded
  on leases                     (  10,031,661) (  11,796,606) (  10,194,099)
                                 ------------   ------------   ------------
Net cash used for investing
 activities                     (   2,587,278) (  12,151,892) (  27,143,569)
                                 ------------   ------------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 (Payment) borrowing on note
  payable                                   -  (  10,000,000)    10,000,000
 Payments to repurchase
  common stock                  (     712,298)             -  (      81,875)
 (Decrease) increase in
  customer deposits             (   2,450,991)     2,221,099  (   1,292,398)
 Dividends to stockholders      (   1,897,886) (   1,889,751) (   1,171,136)
 Proceeds from exercise of
  stock options                       428,350        653,265        604,706
                                 ------------   ------------   ------------
Net cash (used for) provided
 by financing activities        (   4,632,825) (   9,015,387)     8,059,297
                                 ------------   ------------   ------------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                  44,144,949      9,412,517  (   2,834,397)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD            15,192,477      5,779,960      8,614,357
                                 ------------   ------------   ------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                $ 59,337,426   $ 15,192,477   $  5,779,960
                                 ============   ============   ============
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
(Decrease) increase in
 lease rentals assigned
 to lenders and related
 nonrecourse debt               ($ 33,764,730)  $  8,544,241  ($ 20,788,426)
SUPPLEMENTAL DISCLOSURES         ============   ============   ============
 OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                        $     57,695   $     85,733   $    216,182
                                 ============   ============   ============
 Income taxes                    $ 12,882,483   $  9,373,126   $  2,734,471
                                 ============   ============   ============

                 The accompanying notes are an integral
                   part of these financial statements.

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

                     THREE YEARS ENDED JUNE 30, 1999

Note 1 - Summary of Significant Accounting Policies:
Nature of Operations

Amplicon leases and sells computer networks, mid-range computers, computer software, peripherals, workstations, telecommunications equipment, computer automated design and manufacturing equipment, office automation equipment, and other items of business property to customers located throughout the United States.

New lease transactions are generally structured as direct financing leases or sales-type leases. The re-lease of property that has come off lease may be accounted for as a sales-type lease or as an operating lease, depending on the terms of the re-lease. Leased property that comes off lease and is remarketed through a sale to the lessee or a third party is accounted for as sales of leased property.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents includes cash in banks, cash in demand deposit accounts and money market accounts.

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

Leases

   Capital Leases

For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated unguaranteed residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. The unearned income is recognized as direct financing revenue over the lease term on an internal rate of return method. There are no costs and expenses related to direct financing leases since leasing revenue is recorded on a net basis.

For capital leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The discounted value of the aggregate lease payments receivable is recorded as sales-type lease revenue. The property cost, less the discounted value of the residual, if any, and any initial direct costs are recorded as sales-type lease costs. For balance sheet purposes, the aggregate lease payments receivable, and estimated unguaranteed residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. Unearned income is recognized as direct financing revenue over the lease term on an internal rate of return method.

The estimated unguaranteed residual value is an estimate for accounting purposes of the fair market value of the lease property at lease termination. The estimates are reviewed continuously to ensure reasonableness, however the amounts the Company may ultimately realize could differ from the estimated amounts.

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

The Company typically assigns, on a nonrecourse basis, the minimum lease payments receivable to financial institutions at fixed interest rates. When leases are assigned to financial institutions, without recourse, the discounted value of the minimum lease payments receivable is recategorized on the balance sheet as discounted lease rentals assigned to lenders. The related obligations resulting from the discounting of the leases are recorded as nonrecourse debt. The unearned income related to the lease is reduced by the interest expense from the nonrecourse debt. In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize its residual investment in the leased property.

Effective January 1, 1997, the Company has adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Under the requirements set forth in SFAS No. 125, the Company has accounted for qualifying transfers of financial assets occurring on or after January 1, 1997 by derecognizing all assets sold. The Company has recorded the gain on sale as part of direct financing revenue. Qualifying transfers which occurred prior to January 1, 1997 were precluded from adoption of SFAS No. 125 and the discounted value of the minimum lease payments receivable have been recognized as discounted lease rentals assigned to lenders.

A portion of the Company's selling, general and administrative costs directly related to originating direct financing lease transactions is deferred as an increase to direct financing revenue and amortized over the lease term as a reduction to direct financing revenue utilizing the effective interest method.

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

Provision for Credit Losses

The reserve for doubtful accounts and residual valuation allowance ("provision for credit losses") is periodically reviewed for adequacy considering levels of past due leases and nonperforming assets, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators. The provision for credit losses is intended to provide for future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific lessees or industries may necessitate additions or deductions to the reserve for doubtful accounts or the residual valuation allowance.

Property Acquired for Transactions in Process

Property acquired for transactions in process primarily represents partial deliveries of property which the lessee has accepted on in-process lease transactions. Such amounts are stated at cost.

Common Stock

On September 12, 1997, the Company's Board of Directors announced a 2-for-1 Common Stock split to be effected on October 17, 1997, to stockholders of record as of September 26, 1997. These financial statements have been adjusted to reflect this stock split.

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Earnings Per Share

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options, using the treasury stock method. The following table reconciles the components of the basic net income per share calculation to diluted net income per share.

                                              Years ended June 30,
                                   -----------------------------------------
                                      1999           1998           1997
                                   -----------    -----------    -----------
Net earnings                       $19,729,875    $19,219,626    $15,739,641
                                   ===========    ===========    ===========
Weighted average number of
 common shares outstanding
 assuming no exercise of
 outstanding options                11,854,441     11,800,206     11,688,980

Dilutive stock options using
 the treasury stock method             444,730        567,546        332,508
                                   -----------    -----------    -----------
                                    12,299,171     12,367,752     12,021,488
                                   ===========    ===========    ===========
Basic earnings per common share    $      1.66    $      1.63    $      1.35
                                   ===========    ===========    ===========
Diluted earnings per share         $      1.60    $      1.55    $      1.31
                                   ===========    ===========    ===========

Reclassifications

In fiscal 1999, the Company changed its presentation of reporting revenue and cost of sales on certain capital leases. Historically, for all capital leases, the Company recorded the discounted present value of the aggregate lease rentals as sales of equipment and the lease property cost less the discounted value of the residual, if any, as cost of equipment sold. The new presentation had no impact on either gross profit or net income. Total revenues as previously presented in 1998 and 1997, were $313,789,037 and $299,890,478, respectively. Total cost of sales as previously presented in 1998 and 1997 were $262,697,336 and $252,832,821, respectively.

Certain reclassifications have been made to the fiscal 1998 and 1997 financial statements to conform with the presentation of the fiscal 1999 financial statements.

Note 2 - Receivables:

The Company's net receivables consist of the following:

                                                       June 30,
                                             ---------------------------
                                                1999             1998
                                             -----------     -----------
    Financial institutions                   $12,665,586     $ 4,955,428
    Lessees                                   10,796,391      13,084,013
    Other                                        493,425         791,759
                                             -----------     -----------
                                              23,955,402      18,831,200

    Less allowance for doubtful accounts     ( 1,170,895)    (   838,857)
                                             -----------     -----------
    Net receivables                          $22,784,507     $17,992,343
                                             ===========     ===========

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 3 - Capital Leases:

The Company's net investment in capital leases consists of the following:

                                                         June 30,
                                               ----------------------------
                                                   1999            1998
                                               ------------    ------------
    Minimum lease payments receivable,
     less allowance for doubtful
     accounts of $1,487,236 in 1999
     and $856,585 in 1998                      $ 51,406,881    $ 60,842,988
    Estimated unguaranteed residual
     value, less valuation allowance
     of $2,816,276 in 1999 and
     $1,273,793 in 1998                          52,111,083      54,519,202
                                               ------------    ------------
                                                103,517,964     115,362,190

    Less unearned income                       ( 18,900,614)   ( 22,729,336)
                                               ------------    ------------
    Net investment in capital leases           $ 84,617,350    $ 92,632,854
                                               ============    ============

The minimum lease payments receivable and estimated unguaranteed residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $9,171,547 and $9,878,696 at June 30, 1999 and 1998, respectively.

At June 30, 1999, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated unguaranteed residual value, net of allowances, is as follows:

                                                    Estimated
                                       Minimum     unguaranteed
  Years ending                      lease payments   residual
    June 30,                          receivable       value         Total
  ------------                        -----------   -----------  ------------
      2000                            $29,427,145   $19,510,850  $ 48,937,995
      2001                             11,494,945    16,267,424    27,762,369
      2002                              4,915,614    10,633,240    15,548,854
      2003                              3,672,041     3,065,498     6,737,539
      2004                              1,861,142     2,520,865     4,382,007
   Thereafter                              35,994       113,206       149,200
                                      -----------   -----------  ------------
                                       51,406,881    52,111,083   103,517,964

   Less unearned income               ( 6,296,945)  (12,603,669) ( 18,900,614)
                                      -----------   -----------  ------------
   Net investment in capital leases   $45,109,936   $39,507,414  $ 84,617,350
                                      ===========   ===========  ============

Included with unearned income on the estimated unguaranteed residual value is unearned income from assigned leases.

                              AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.80% to 15.60%. Maturities of such obligations at June 30, 1999 are as follows:

       Years ending                                     Capital
         June 30,                                       leases
       ------------                                  ------------
           2000                                      $117,104,877
           2001                                        75,194,155
           2002                                        30,360,827
           2003                                        12,570,331
           2004                                         4,233,188
        Thereafter                                        112,550
                                                     ------------
Total nonrecourse debt                                239,575,928
Deferred interest income                               23,885,872
                                                     ------------
Discounted lease rentals assigned to lenders         $263,461,800
                                                     ============

At June 30, 1999, deferred interest expense of $23,885,872 is amortized against direct financing revenues related to the Company's discounted lease rentals assigned to lenders of $263,461,800 using the effective yield method.


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

The Agreement is unsecured and excludes any arrangements for compensating balances; however, the Bank requires a commitment fee on the daily average unused amount of the Bank's $20,000,000 commitment. Under the provisions of the Agreement, the Company must maintain certain net worth requirements, a defined debt to net worth ratio and a defined ratio of certain assets to defined debt. As of June 30, 1999 and 1998, there was no borrowing outstanding on this Agreement.

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 5 - Income Taxes:

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

     The provision for income taxes is summarized as follows:

                                             Years ended June 30,
                                  -----------------------------------------
                                      1999          1998           1997
                                  -----------    -----------    -----------
     Current tax expense:
      Federal                     $ 7,999,798    $ 7,697,441    $ 5,407,310
      State                         2,075,000      2,200,000      1,500,000
                                  -----------    -----------    -----------
                                   10,074,798      9,897,441      6,907,310
                                  -----------    -----------    -----------
     Deferred tax expense:
      Federal                       1,808,191      2,620,156      3,177,690
      State                           469,011         31,403        192,000
                                  -----------    -----------    -----------
                                    2,277,202      2,651,559      3,369,690
                                  -----------    -----------    -----------
                                  $12,352,000    $12,549,000    $10,277,000
                                  ===========    ===========    ===========

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

Deferred income tax liabilities (assets) are comprised of the following:

                                                      June 30,
                                            ----------------------------
                                               1999             1998
                                            -----------      -----------
     Deferred income tax liabilities:
      Tax operating leases                  $32,747,022      $33,353,407
      Deferred  selling expenses              3,760,334        4,050,265
      Payments due                                    -        1,315,834
                                            -----------      -----------
           Total liabilities                 36,507,356       38,719,506
                                            -----------      -----------
     Deferred income tax assets:
       Refunds due                          ( 1,137,000)               -
       Allowances and reserves              ( 3,025,280)     ( 3,968,978)
       Minimum tax credits/carryforwards    ( 1,750,000)     ( 3,537,117)
       Depreciation other than on
        operating leases                    (   463,264)     (   425,381)
       State income taxes                   (   726,250)     (   770,000)
                                            -----------      -----------
           Total assets                     ( 7,101,794)     ( 8,701,476)
                                            -----------      -----------
     Net deferred income tax
      liabilities                           $29,405,562      $30,018,030
                                            ===========      ===========

The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

                                                 Years  ended June 30,
                                               ------------------------
                                                1999     1998     1997
                                                ----     ----     ----
     Federal statutory rate                     35.0%    35.0%    35.0%
     State tax, net of federal benefit           4.6      4.6      4.8
     Other                                     ( 1.1)   (  .1)   (  .3)
                                               -----    -----    -----
         Effective rate                         38.5%    39.5%    39.5%
                                               =====    =====    =====

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 6 - Capital Structure:

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

The following table summarizes the activity in the 1985 and 1995 Plans for the periods indicated:

                                       For the years ended June 30,
                    ----------------------------------------------------------
                            1999                1998                1997
                    --------------------- -----------------  -----------------
                                Weighted           Weighted           Weighted
                                average            average            average
                                exercise           exercise           exercise
                      Shares     price    Shares    price     Shares    price
                    ----------  --------  ------   --------   ------   --------
Options
outstanding at
the beginning of
the year               938,350   $ 7.49   993,900   $ 6.97   969,700   $6.61

Granted                195,250    14.19    64,750    17.18   182,000    9.61
Exercised           (   55,300)    7.75  ( 78,100)    8.36  ( 84,600)   7.14
Canceled            (   62,700)   14.27  ( 42,200)    8.26  ( 73,200)   8.57
                    ----------   ------  --------   ------  --------   -----
Options
outstanding at
the end of
the year             1,015,600   $ 8.35   938,350   $ 7.49   993,900   $6.97
                    ==========   ======  ========   ======  ========   =====
Options
exercisable            688,750            656,466            631,832
                    ==========           ========           ========
Weighted
average
fair value
of options
granted             $     5.95           $   6.07           $   3.41
                    ==========           ========           ========

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS


                                 For the years ended June 30, 1999
                      ------------------------------------------------------
                            Options outstanding         Options exercisable
                      --------------------------------  --------------------
                                  Weighted
                                   average
                                  remaining   Weighted              Weighted
                                 contractual  average               average
      Range of          Number      life      exercise    Number    exercise
   exercise prices    outstanding (in years)    price   exercisable  price
  ------------------  ----------- ----------  --------- ----------- --------
  $ 3.50  -  $ 3.50     309,000      1.21      $ 3.50     309,000    $ 3.50
    6.00       7.875    264,566      4.37        7.42     202,566      7.28
    8.00  -   10.50     159,934      4.82        9.53     144,534      9.65
   11.375 -   17.75     282,100      8.86       13.86      32,650     12.57
  -----------------   ---------      ----      ------     -------    ------
  $ 3.50  -  $17.75   1,015,600      4.73      $ 8.35     688,750      6.33
  =================   =========      ====      ======     =======    ======

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

                                      For the year ended June 30,
                                 1999            1998            1997
                              -------------------------------------------
Net earnings                  $19,729,875     $19,219,626     $15,739,641
Proforma compensation cost    (   166,955)    (    48,266)    (    27,392)
                              -----------     -----------     -----------
Proforma net earnings         $19,562,920     $19,171,360     $15,712,249
                              ===========     ===========     ===========
Proforma Basic EPS            $      1.65     $      1.66     $      1.34
                              ===========     ===========     ===========
Proforma Diluted EPS          $      1.59     $      1.55     $      1.31
                              ===========     ===========     ===========

Since the FASB No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998.


                       For the year ended June 30,
                            1999         1998
                       ---------------------------
Risk free
 interest rate              5.88%        5.47%
Option life
 (in years)                    5            5
Dividend yield              1.00%        1.00%
Volatility                 42.23%       33.29%


                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under operating leases which expire in fiscal 2002 and 2003. Rent expense was $995,075 (1999), $774,165 (1998) and $604,559 (1997).

Future minimum lease payments under the operating leases are as follows:

          Years ending                          Future minimum
            June 30,                            lease payments
          ------------                          --------------
              2000                                $  880,642
              2001                                   903,966
              2002                                 1,100,120
              2003                                   691,764
                                                  ----------
                                                  $3,576,492
                                                  ==========

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions during the years ended June 30, 1999, 1998, and 1997 of $105,379, $107,172 and $131,573, respectively.

Note 8- Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 1999 and 1998 is as follows:

                                       Three  months ended
                      ----------------------------------------------------
                      September 30,  December 31,   March 31,     June 30,
                      -------------  ------------   ---------     --------
                           (In  thousands, except  per  share amounts)

     1999
     ----
Total revenues           $14,967       $19,775       $16,868       $19,561
Gross profit              12,171        12,743        11,928        12,152
Net earnings             $ 4,574       $ 5,291       $ 4,753       $ 5,112

Basic earnings per
 common share            $   .38       $   .44       $   .41       $   .43
Diluted earnings per
 common share            $   .37       $   .42       $   .39       $   .42

Dividends declared per
 common share            $   .04       $   .04       $   .04       $   .04


                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS


                                       Three  months ended
                      ----------------------------------------------------
                      September 30,  December 31,   March 31,     June 30,
                      -------------  ------------   ---------     --------
                          (In  thousands, except  per  share amounts)

     1998
     ----
Total revenues           $14,933       $18,277       $16,014       $16,542
Gross profit              11,153        13,109        13,010        13,820
Net earnings             $ 3,965       $ 5,001       $ 4,809       $ 5,445

Basic earnings per
 common share            $   .34       $   .42       $   .41       $   .46
Diluted earnings per
 common share            $   .32       $   .40       $   .39       $   .44

Dividends declared
 per common share        $   .04       $   .04       $   .04       $   .04


                             AMPLICON, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Registrant's Certifying Accountant (incorporated by reference to Item 5 to the Registrant's September 30, 1998 Form 10Q).

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

     (3) Exhibits:
          See Index to Exhibits filed as part of this Form 10-K     29-32

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the fourth quarter of fiscal 1999.

                              AMPLICON, INC.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMPLICON, INC.

     By   S. Leslie Jewett/s/              Date: September 27,1999
          -------------------
          S. Leslie Jewett

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

      Signature                     Title                        Date
--------------------    --------------------------------   ------------------
Patrick E. Paddon/s/    President, Chief Executive         September 27, 1999
--------------------
Patrick E. Paddon        Officer and Director

Glen T. Tsuma/s/        Vice President, Treasurer, Chief   September 27, 1999
----------------
Glen T. Tsuma            Operating Officer and Director

S. Leslie Jewett/s/     Chief Financial Officer            September 27, 1999
-------------------
S. Leslie Jewett

Michael H. Lowry/s/     Director                           September 27, 1999
-------------------
Michael H. Lowry

Harris  Ravine/s/       Director                           September 26, 1999
-----------------
Harris Ravine

                             AMPLICON, INC.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Additions
                       Balance       charged to     Accounts      Balance
                      beginning      costs and      written      at end of
Classifications       of period      expenses         off          period
---------------       ---------      ----------     ---------    ---------
Year ended
 June 30, 1997:
---------------
Allowance for
 doubtful accounts    $1,695,442     $        -     $      -     $1,695,442
Allowance for
 valuation of
 unguaranteed
 residual value       $  542,274     $  852,000     $      -     $1,394,274

Year ended
 June 30, 1998:
---------------
Allowance for
 doubtful accounts    $1,695,442     $        -     $      -     $1,695,442
Allowance for
 valuation of
 unguaranteed
 residual value       $1,394,274     $        -     $120,481     $1,273,793

Year ended
 June 30, 1999:
---------------
Allowance for
 doubtful accounts    $1,695,442     $1,300,000     $337,311     $2,658,131
Allowance for
 valuation of
 unguaranteed
 residual value       $1,273,793     $1,776,054     $233,571     $2,816,276


Note: The allowance for doubtful accounts includes balances related to receivables and capital leases described in Notes 2 and 3 of the Notes to Financial Statements.

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                     Page No.
----------------------------------------------------------------------------
  3.1          Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1
               File No. 33-9094 (the "Registration Statement on
               Form S-1"))

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

 10.6 Form of Assignment of Lease - Without Recourse between the Company and Circle Business Credit, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1)

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                     Page No.
----------------------------------------------------------------------------
 10.7          Master Agreement for Rental Payment Purchase
               Transactions, dated as of February 27, 1990, between the Company and Security Pacific
               Credit Corporation (incorporated by reference to Exhibit 10.7 to the Registrant's 1990
               Form 10-K)

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

 10.15 Business Loan Agreement, dated as of August 12, 1993, between the Company and Bank of America (incorporated by reference to Exhibit 10.15 to the Registrant's 1993 Form 10-K)

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                     Page No.
----------------------------------------------------------------------------
 10.16 Security Agreement dated as of December 23, 1993 and all amendments C, D, & E, dated April 19, 1994,
               July 18, 1994 and August 30, 1994, respectively between the Company and The CIT Group/Equipment
               Financing, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's 1994 Form 10-K).

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

 10.19 Business Loan Agreement dated as of December 23, 1997 between the Company and Bank of America (incorporated by reference to Exhibit 10.19 to the Registrant's
               December 31, 1997 Form 10-Q).

 10.20 Office Lease dated September 17, 1997, between the Company and GT Partners (incorporated by reference to Exhibit 10.20 to the Registrant's March 31, 1998
               Form 10-Q).