Form 10-Q
period 1999-09-30
AMPLICON INC
filed 1999-11-12
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                   Yes     X      No

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 29, 1999 was 11,640,218.

                             AMPLICON, INC.

                                  INDEX

                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER
-----------------------------                                   ------
Item 1. Financial Statements

     Balance Sheets - September 30, 1999
     (unaudited) and June 30, 1999 (audited)                      3

     Statements of Earnings - Three months
     ended September 30, 1999 and 1998 (unaudited)                4

     Statements of Cash Flows - Three months
     ended September 30, 1999 and 1998 (unaudited)                5

     Notes to Financial Statements (unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     7-9

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K                         10

Signature                                                        11

                             AMPLICON, INC.

                             BALANCE SHEETS

                                                  (UNAUDITED)      (AUDITED)
                                                 September 30,      June 30,
ASSETS                                               1999            1999
------                                           -------------   ------------
Cash and cash  equivalents                       $ 65,139,000    $ 59,337,000
Net receivables                                    17,832,000      22,785,000
Property acquired for transactions in process      37,554,000      35,398,000
Net investment in capital leases                   82,150,000      84,617,000
Net equipment on operating leases                     464,000           9,000
Other assets                                        1,263,000       1,161,000
Discounted lease rentals assigned to lenders      234,735,000     263,462,000
                                                 ------------    ------------
                                                 $439,137,000    $466,769,000
                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Accounts payable                                $  2,367,000    $  7,159,000
 Accrued liabilities                                6,299,000       5,661,000
 Customer deposits                                  8,973,000       7,507,000
 Nonrecourse debt                                 234,735,000     263,462,000
 Income taxes payable, including deferred
  taxes                                            31,539,000      29,405,000
                                                 ------------    ------------
                                                  283,913,000     313,194,000
                                                 ------------    ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock; 2,500,000 shares
  authorized; none issued                                  -                -
 Common stock; $.01 par value;
  40,000,000 shares authorized;
  11,659,218 and 11,831,918
  issued and outstanding as of
  September 30, 1999 and
  June 30, 1999, respectively                        117,000          118,000
Additional paid in capital                         4,515,000        6,709,000
Retained earnings                                150,592,000      146,748,000
                                                ------------     ------------
                                                 155,224,000      153,575,000
                                                ------------     ------------
                                                $439,137,000     $466,769,000
                                                ============     ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)

                                           Three Months Ended September 30,
                                                 1999            1998
                                              -----------     -----------
Revenues:
 Direct financing leases                      $ 5,425,000     $ 6,922,000
 Sales-type leases                              4,962,000       5,050,000
 Operating leases                                 491,000         195,000
                                              -----------     -----------

  Leasing revenues                             10,878,000      12,167,000
                                              -----------     -----------
 Sales of leased property                       2,676,000       2,545,000
 Interest and other income                        903,000         256,000
                                              -----------     -----------
                                               14,457,000      14,968,000
                                              -----------     -----------
Costs:
 Sales-type leases                              1,634,000       1,625,000
 Operating leases                                  11,000           1,000
 Cost of leased property sold                   1,568,000       1,171,000
 Provision for credit losses                      310,000               -
                                              -----------    ------------
                                                3,523,000       2,797,000
                                              -----------    ------------

Gross profit                                   10,934,000      12,171,000

Selling, general and administrative
 expenses                                       3,913,000       4,734,000
                                              -----------     -----------
Earnings before income taxes                    7,021,000       7,437,000

Income taxes                                    2,703,000       2,863,000
                                              -----------     -----------
Net earnings                                  $ 4,318,000     $ 4,574,000
                                              ===========     ===========
Basic earnings per common share               $       .36     $       .39
                                              ===========     ===========
Diluted earnings per common share             $       .35     $       .37
                                              ===========     ===========
Dividends declared per common share
 outstanding                                  $       .04     $       .04
                                              ===========     ===========
Weighted average common shares
 outstanding                                   11,824,000      11,832,000
                                              ===========     ===========
Diluted common shares outstanding              12,216,000      12,292,000
                                              ===========     ===========

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three Months Ended September 30,
                                                    1999            1998
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                     $ 4,318,000    $ 4,574,000
Adjustments to reconcile net earnings
 to cash flows provided by (used for)
 operating activities:
 Depreciation                                         11,000          1,000
 Interest accretion of estimated
  unguaranteed residual values                  (  1,560,000)  (  1,685,000)
 Decrease in estimated unguaranteed
  residual values                                  2,354,000      2,673,000
 Provision for credit losses                         310,000              -
 Net increase in income taxes payable,
  including deferred taxes                         2,134,000        939,000
 Net decrease in net receivables                   4,953,000      1,709,000
 Net (increase) decrease in property
  acquired for transactions in process          (  2,156,000)    19,089,000
 Net decrease in accounts payable and
  accrued liabilities                           (  4,154,000)  ( 13,990,000)
 Increase in customer deposits                     1,466,000        722,000
                                                 -----------    -----------
Net cash provided by operating activities          7,676,000     14,032,000
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in minimum lease payments
  receivable                                       2,814,000      4,915,000
 Purchase of equipment on operating leases      (    466,000)  (      1,000)
 Net increase in other assets                   (    102,000)  (     80,000)
 Increase in estimated unguaranteed
  residual values recorded on leases            (  1,451,000)  (  2,355,000)
                                                 -----------    -----------
Net cash provided by investing activities            795,000      2,479,000
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to repurchase common stock            (  2,232,000)             -
 Dividends to stockholders                      (    474,000)  (    473,000)
 Proceeds from exercise of stock options              37,000         71,000
                                                 -----------    -----------
Net cash used for financing activities          (  2,669,000)  (    402,000)
                                                 -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS            5,802,000     16,109,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        59,337,000     15,192,000
                                                 -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $65,139,000    $31,301,000
                                                 ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned
 to lenders and related nonrecourse debt        ($28,727,000)  ($ 5,248,000)
                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                        $     7,000    $    18,000
                                                 ===========    ===========
 Income taxes                                    $   569,000    $ 1,924,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 1999 and the statements of earnings and cash flows for the three month periods ended September 30, 1999 and 1998. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2000.

     Reclassifications
     -----------------
In fiscal 1999, the Company changed its presentation of reporting revenue and cost of sales on certain capital leases. Historically, for all capital leases, the Company recorded the discounted present value of the aggregate lease rentals as sales of equipment and the lease property cost less the discounted value of the residual, if any, as cost of equipment sold. Under the new approach, for all capital leases that qualify as direct financing leases, Amplicon no longer records any sales revenue or cost of sales at lease inception, but will only recognize the gross profit (unearned income) on the leases as direct financing lease revenue. The new presentation had no impact on either gross profit or net income. Total revenues as previously presented in the first quarter of fiscal 1999 were $50,070,000. Total cost of sales as previously presented in the first quarter of fiscal 1999 were $37,899,000.

Certain reclassifications have been made to the first quarter of fiscal 1999 financial statements to conform with the presentation of the first quarter of fiscal 2000 financial statements.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General
-------
     Amplicon generates revenues from its leasing activities, the sale of leased property and from interest income earned on its cash and liquid investments. Direct financing lease revenues include interest income earned on the Company's investment in lease receivables and residuals and gains recognized on the sale of leases in which the Company retains no significant continuing interest. Revenues from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Revenues from operating leases generally involves the short-term rental of leased property.

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

Three Months Ended September 30, 1999 and 1998
----------------------------------------------
     REVENUES. Total revenues for the three months ended September 30, 1999 were $14,457,000, a decrease of $511,000, or 3% from the same quarter of the prior year. The decrease was the result of a reduction in leasing revenues of $1,289,000, offset by an increase of $647,000 in interest and other income, and of $131,000 in sales of leased property. The increase in interest and other income for the quarter ended September 30, 1999 to $903,000, as compared to $256,000 in the quarter ended September 30, 1998 was a result of the Company maintaining higher levels of interest bearing cash and cash equivalents.

     The 11% decrease in leasing revenues to $10,878,000 for the first quarter of fiscal 2000 resulted from a decrease of $1,497,000 in direct financing revenues to $5,425,000 and a decrease of $88,000 in sales-type lease revenue to $4,962,000, offset by an increase of $296,000 in operating lease revenue to $491,000. The reduction in direct financing revenue can be attributed to lower unearned income recognized from residual investments and assigned capital leases and lower interest income earned from a smaller investment in lease receivables held in our own portfolio, reflecting a lower overall investment in capital leases. The reduction in sales-type lease revenue can be attributed to a decrease in revenue from new lease transactions structured as sales-type leases. The increase in operating lease revenue results from an increase in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the first quarter of fiscal 2000 decreased $1,237,000, or 10%, to $10,934,000 when compared to the first quarter of fiscal 1999. The lower gross profit reflected lower interest income earned from direct financing leases and an increased provision for credit losses offset by higher interest income from interest bearing cash and cash equivalents and increased profits realized from re-lease or sale of leased property.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 1999 were $3,913,000, a reduction of $821,000 or 17%, when compared to the same quarter of the prior year. The reduction in S,G&A expenses is primarily due to lower salary and benefit expenses.

     TAXES.   The  Company's tax rate was  38.5% for the quarters  ending
September 30, 1999, and 1998 representing its estimated annual tax rate for the years ending June 30, 2000 and 1999.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Liquidity and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At September 30, 1999, the Company had outstanding nonrecourse debt aggregating $234,735,000 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the three months ended September 30, 1999, the Company decreased its minimum lease payments receivable by $2,991,000. This decrease was primarily due to fewer new lease transactions being held in the Company's own lease portfolio.

     The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At September 30, 1999, the Company's investment in property acquired for transactions in process increased by $2,156,000 to $37,554,000 when compared to June 30, 1999.

     The Company generally funds its equity investments in leased property and transactions in process with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At September 30, 1999, the Company did not have any borrowings outstanding on this line of credit.

     In November 1990 and April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares each, or a total of 1,200,000 of the Company's Common Stock. During the quarter ended September 30, 1999, the Company repurchased 177,000 shares at an aggregate cost of $2,232,000. As of September 30, 1999, 471,356 shares remain available under the April 1999 authorization.

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

     The Company's major application software programs include three operating systems, four database engines, approximately ten vendor supplied software applications and one internally developed software application. The Company has completed its assessment of these major software application programs. Of these applications, all operating systems and database engines are compliant, as are all but one of the software applications. The Company is currently in the process of implementing the replacement for this software application, which should be completed by November 30, 1999. The total costs of the Company's Y2K project are estimated to be approximately $270,000, a significant portion of which would have been incurred within normal operating plans for maintaining the Company's systems. These costs have been funded through operating cash flows.

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

Forward-Looking Statements
--------------------------
     This document contains forward-looking statements concerning our operations, business results and financial condition. These statements involve management assumptions as well as risks and uncertainties that may be difficult to predict. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecast or implied in those statements. Factors that could cause such differences include, but are not limited to: economic conditions and trends; changes in interest rates; industry cycles and trends; changes in the market for leasing capital assets and other collateral due to market conditions, oversupply, obsolescence or other factors; disruptions in the capital markets; changes in laws or regulations, and competitive conditions and trends.

                             AMPLICON, INC.



PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the three months ended September 30, 1999.

     (a) Exhibits

         27. Financial Data Schedule

                             AMPLICON, INC.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMPLICON, INC.
                                              Registrant

DATE: November 5, 1999                    BY: S. LESLIE JEWETT/s/
                                              -------------------
                                              S. LESLIE JEWETT
                                           Chief Financial Officer
                                          (Principal Financial and
                                             Accounting Officer)