Form 10-Q
period 1999-12-31
AMPLICON INC
filed 2000-02-09
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

                                   Yes     X      No

The  number of shares outstanding of the registrant's Common  Stock,
par   value  $.01  per  share,  as  of       February  2,  2000  was
11,561,218.

                             AMPLICON, INC.

                                  INDEX

                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER
-----------------------------                                   ------
Item 1. Financial Statements

     Balance Sheets - December 31, 1999
     (unaudited) and June 30, 1999                                3

     Statements of Earnings - Three months and six months
     ended December 31, 1999 and 1998 (unaudited)                 4

     Statements of Cash Flows - Six months
     ended December 31, 1999 and 1998 (unaudited)                 5

     Notes to Financial Statements (unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        7-9

PART II. OTHER INFORMATION

Item 5. Other Information                                        10

Item 6. Exhibits and Reports on Form 8-K                         10

Signature                                                        11

                             AMPLICON, INC.

                             BALANCE SHEETS

                                            (UNAUDITED)        (AUDITED)
                                            December 31,        June 30,
ASSETS                                          1999              1999
------                                      ------------      ------------
Cash and cash equivalents                   $ 69,460,000      $ 59,337,000
Net receivables                               23,514,000        22,785,000
Property acquired for transactions
 in process                                   27,125,000        35,398,000
Net investment in capital leases              82,737,000        84,617,000
Net equipment on operating leases                406,000             9,000
Other assets                                   1,435,000         1,161,000
Discounted lease rentals assigned
 to lenders                                  239,269,000       263,462,000
                                            ------------      ------------
                                            $443,946,000      $466,769,000
                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable                          $  2,582,000       $  7,159,000
 Accrued liabilities                          5,103,000          5,661,000
 Customer deposits                            8,073,000          7,507,000
 Nonrecourse debt                           239,269,000        263,462,000
 Income taxes payable, including
  deferred taxes                             29,873,000         29,405,000
                                           ------------       ------------
                                            284,900,000        313,194,000
                                           ------------       ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock 2,500,000 shares
   authorized; none issued                            -                  -
  Common stock; $.01 par value;
   40,000,000 shares authorized;
   11,567,218 and 11,831,918 issued
   and outstanding,
   as of December 31, 1999 and
   June 30, 1999, respectively                  116,000            118,000
Additional paid in capital                    3,515,000          6,709,000
Retained earnings                           155,415,000        146,748,000
                                           ------------       ------------
                                            159,046,000        153,575,000
                                           ------------       ------------
                                           $443,946,000       $466,769,000
                                           ============       ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                    STATEMENTS OF EARNINGS (UNAUDITED)
                (In thousands, except per share amounts)

                                Three months ended       Six months ended
                                   December 31,             December 31,
                                  1999        1998        1999       1998
                                -------------------     ------------------
Revenues:
 Direct financing leases        $ 5,161     $ 6,052     $10,586    $12,973
 Sales-type leases                7,813       5,028      12,775     10,078
 Operating leases                   342         189         834        384
                                -------     -------     -------    -------
  Leasing revenues               13,316      11,269      24,195     23,435
                                -------     -------     -------    -------
 Sales of leased property         5,981       8,011       8,657     10,557
 Interest and other income        1,043         495       1,945        751
                                -------     -------     -------    -------
                                 20,340      19,775      34,797     34,743
                                -------     -------     -------    -------
Costs:
 Sales-type leases                3,551       1,019       5,185      2,644
 Operating leases                    68           5          79          6
 Cost of leased property sold     3,252       4,732       4,820      5,903
 Provision of credit losses         300       1,276         610      1,276
                                -------     -------     -------    -------
                                  7,171       7,032      10,694      9,829
                                -------     -------     -------    -------
Gross profit                     13,169      12,743      24,103     24,914

Selling, general and
 administrative expenses          4,576       4,139       8,489      8,872
                                -------     -------     -------    -------
Earnings before income taxes      8,593       8,604      15,614     16,042

Income taxes                      3,308       3,313       6,011      6,176
                                -------     -------     -------    -------
Net earnings                    $ 5,285     $ 5,291     $ 9,603    $ 9,866
                                =======     =======     =======    =======
Basic earnings per common
 share                          $   .46     $   .45     $   .82    $   .83
                                =======     =======     =======    =======
Diluted earnings per common
 share                          $   .44     $   .43     $   .80    $   .80
                                =======     =======     =======    =======
Dividends declared per common
 share outstanding              $   .04     $   .04     $   .08    $   .08
                                =======     =======     =======    =======
Weighted average common
 shares outstanding              11,608      11,832      11,716     11,832
                                =======     =======     =======    =======
Diluted common shares
 outstanding                     11,910      12,334      12,034     12,317
                                =======     =======     =======    =======

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Six Months Ended December 31,
                                                    1999           1998
                                                -----------     -----------
                                                                <C >
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                    $ 9,603,000     $ 9,866,000
Adjustments to reconcile net earnings
 to cash flows provided by (used for)
 operating activities:
 Depreciation                                        79,000           6,000
 Interest accretion of estimated
  unguaranteed residual values                 (  3,098,000)   (  3,351,000)
 Decrease in estimated unguaranteed
  residual values                                 4,957,000       7,080,000
 Provision for credit losses                        610,000       1,276,000
 Net increase (decrease) in income taxes
  payable, including deferred taxes                 468,000    (  2,417,000)
 Net increase in net receivables               (    729,000)   ( 18,822,000)
 Net decrease in property acquired for
  transactions in process                         8,273,000      26,057,000
 Net (decrease) increase in accounts
  payable and accrued liabilities              (  5,135,000)      2,839,000
 Increase (decrease) in customer deposits           566,000    (  1,301,000)
                                                -----------     -----------
Net cash provided by operating activities        15,594,000      21,233,000
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in minimum lease payments
  receivable                                      2,484,000      13,525,000
 Purchase of equipment on operating leases     (    476,000)   (     16,000)
 Net increase in other assets                  (    274,000)   (    109,000)
 Increase in estimated unguaranteed
  residual values recorded
    on leases                                  (  3,073,000)   (  4,517,000)
                                                -----------     -----------
Net cash (used for) provided by investing
 activities                                    (  1,339,000)      8,883,000
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to repurchase common stock           (  3,233,000)              -
 Dividends to stockholders                     (    936,000)   (    948,000)
 Proceeds from exercise of stock options             37,000         193,000
                                                -----------     -----------
Net cash used for financing activities         (  4,132,000)   (    755,000)
                                                -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS          10,123,000      29,361,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       59,337,000      15,192,000
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                      $69,460,000     $44,553,000
                                                ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to
 lenders and related nonrecourse debt          ($24,193,000)   ($26,394,000)
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                       $    20,000     $    46,000
                                                ===========     ===========
 Income taxes                                   $ 5,543,000     $ 8,593,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 1999 and the statements of earnings and cash flows for the three and six month periods ended December 31, 1999 and 1998. The results of operations for the six month period ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2000.

Reclassifications
-----------------
In fiscal 1999, the Company changed its presentation of reporting revenue and cost of sales on certain capital leases. Historically, for all capital leases, the Company recorded the discounted present value of the aggregate lease rentals as sales of equipment and the lease property cost less the discounted value of the residual, if any, as cost of equipment sold. Under the new approach, for all capital leases that qualify as direct financing leases, Amplicon no longer records any sales revenue or cost of sales at lease inception, but will only recognize the gross profit (unearned income) on the leases as direct financing lease revenue. The new presentation had no impact on either gross profit or net income. Total revenues as previously presented in the second quarter of fiscal 1999 and the six months ended December 31, 1998 were $63,031,000 and $113,101,000, respectively. Total cost of sales as previously presented in the second quarter of fiscal 1999 and the six months ended December 31, 1998 were $50,288,000 and $88,187,000, respectively.

Certain reclassifications have been made to the second quarter of fiscal 1999 financial statements to conform with the presentation of the second quarter of fiscal 2000 financial statements.

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

Three Months Ended December 31, 1999 and 1998
---------------------------------------------
     REVENUES. Total revenues for the three months ended December 31, 1999 were $20,340,000, an increase of $565,000, or 3% from the same quarter of the prior year. The increase was the result of increases in leasing revenues of $2,047,000, and interest and other income of $548,000 offset by a decline of $2,030,000 in sales of leased property. The increase in interest and other income for the quarter ended December 31, 1999 to $1,043,000, as compared to $495,000 in the quarter ended December 31, 1998, was a result of the Company maintaining higher levels of interest bearing cash and cash equivalents. The decline in sales of leased property for the quarter ended December 31, 1999 to $5,981,000 as compared to $8,011,000 for the quarter ended December 31, 1998 was the result of a decrease in the volume of leased property sales.

     The 18% increase in leasing revenues to $13,316,000 for the second quarter of fiscal 2000 resulted from an increase of $2,785,000 in sales-type lease revenue to $7,813,000, and an increase of $153,000 in operating lease revenue to $342,000, offset by a decrease of $891,000 in direct financing revenues to $5,161,000. The reduction in direct financing revenue can be attributed to lower unearned income recognized from residual investments and assigned capital leases, offset by an increase in interest income earned on the investment in lease receivables held in our own portfolio. The increase in sales-type lease revenue is attributed to an increase in revenue from new lease transactions structured as sales-type leases and a higher volume of lease extensions. The increase in operating lease revenue results from an increase in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the second quarter of fiscal 2000 increased $426,000, or 3%, to $13,169,000 when compared to the second quarter of fiscal 1999. The higher gross profit reflected a lower provision for credit losses and higher income from cash investments offset by lower interest income earned from direct financing leases and lower profits realized from the sale of leased property.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 1999 were $4,576,000, an increase of $437,000 or 11%, when compared to the same quarter of the prior year. The increase in S,G&A expenses reflected higher legal and general expenses.

     TAXES.   The  Company's tax rate was 38.5% for  the quarters  ending
December 31, 1999, and 1998 representing its estimated annual tax rate for the years ending June 30, 2000 and 1999.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Six Months Ended December 31, 1999 and 1998
-------------------------------------------
     REVENUES. Total revenue for the six months ended December 31, 1999 were $34,797,000 compared to $34,743,000 for the six months ended December 31, 1998, a slight increase of $54,000. The change in revenues reflects an increase of $760,000, or 3%, in leasing revenue to
$24,195,000 for the six months ended December 31, 1999 compared to $23,435,000 for the same period of the prior year. Interest and other income increased $1,194,000 to $1,945,000 for the six month period ended December 31, 1999 compared to $751,000 for the same period of the prior year. Offsetting these increases was a decrease in sales of leased property of $1,900,000 to $8,657,000 for the six months ended December 31, 1999 compared to $10,557,000 for the same period of the prior year.

     The increase in leasing revenue for the six months reflects a decrease in revenue from direct financing leases of $2,387,000, or 18%, to $10,586,000 offset by an increase of $2,697,000, or 27%, in revenues from sales-type leases. The reduction in direct financing revenue can be attributed to lower unearned income recognized from residual investments and assigned capital leases offset by an increase in interest income earned on the investment in lease receivables held in our own portfolio. The increase in sales-type revenue is primarily attributed to increased volume of lease extensions, but also to an increase from new lease transactions structured as sales-type leases.

     GROSS PROFIT. Gross profit for the six months ended December 31, 1999 decreased 3% to $24,103,000 compared to $24,914,000 for the six months ended December 31, 1998. The lower gross profit was due to lower interest income earned from direct financing leases offset by higher interest income from cash investments and a smaller provision for credit losses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 4%, or $383,000, to $8,489,000 for the six months ended December 31, 1999 compared to $8,872,000 for the same period of the prior year primarily the result of lower salary and benefit expenses, offset by some increase in legal and general expenses.

     TAXES.   The Company's tax rate was 38.5%  for the six months  ended
December 31, 1999 and 1998 representing its estimated annual tax rate for the years ending June 30, 2000 and 1999.

Liquidity and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At December 31, 1999, the Company had outstanding nonrecourse debt aggregating $239,269,000 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 1999, the Company decreased its minimum lease payments receivable by $2,661,000. This decrease was primarily due to fewer new lease transactions being held in the Company's own lease portfolio.

     The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At December 31, 1999, the Company's investment in property acquired for transactions in process decreased by $8,273,000 to $27,125,000 when compared to June 30, 1999.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)

     The Company generally funds its equity investments in leased property and transactions in process with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At December 31, 1999, the Company did not have any borrowings outstanding on this line of credit.

     In November 1990 and April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares each, or a total of 1,200,000 of the Company's Common Stock. During the six months ended December 31, 1999, the Company repurchased 269,000 shares at an aggregate cost of $3,233,000. As of December 31, 1999, 398,356 shares remain available under the April 1999 authorization.

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

Year 2000
---------
     The Year 2000 issue ("Y2K") is a problem that relates to the way that computers store, manipulate, and interpret dates that define the year using only two digits and perform leap year calculations. These systems may have experienced problems handling dates beyond 1999 and therefore, could cause computer or other systems to fail or provide erroneous results. If a system or application will not recognize the year 2000 as a leap year, then any date after February 29, 2000 will be offset by one day. Date information can exist at any level of hardware or software from micro code to application programs, in files and databases, and might be present on any operating platform.

     The Company addressed this issue by implementing a program to assess, remediate and mitigate the potential impact of the Y2K problem. The Company systematically addressed the Y2K compliance of its computer related hardware, major application software programs, externally supplied software, and major debt sources,, vendors and customers. These efforts are generally described in the 10Q report for the quarter ended September 30, 1999.

     As of February 2, 2000 the Company ha s not experienced any Y2K related problems which have impacted operations and is not aware that any of its major debt sources, customers or vendors have experienced significant Y2K related problems. However, Y2K compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment or systems which are not Y2K compliant.

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

                             AMPLICON, INC.
                                                                   PAGE
PART II - OTHER INFORMATION                                       NUMBER
---------------------------                                       ------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        There were no reports on Form 8-K for the three months ended December 31, 1999.

        (a) Exhibits
            --------
            10.21  Amendment  One  to  Business Loan Agreement,     12
                   dated as of December 20, 1999, between the Company and Bank of America

                             AMPLICON, INC.

                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMPLICON, INC.
                                                --------------
                                                Registrant

DATE: February 9, 2000                      BY: S. Leslie Jewett/s/
                                                -------------------
                                                S. Leslie Jewett
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)