Form 10-Q
period 2000-03-31
AMPLICON INC
filed 2000-05-15
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                   Yes     X      No

The number of shares outstanding of the registrants Common Stock, par value $.01 per share, as of May 5, 2000 was 11,463,718.

                             AMPLICON, INC.

                                  INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION                                  NUMBER
-----------------------------                                  ------
Item 1. Financial Statements

     Balance Sheets - March 31, 2000
     (unaudited) and June 30, 1999 (audited)                     3

     Statements of Earnings - Three months and nine months
     ended March 31, 2000 and 1999 (unaudited)                   4

     Statements of Cash Flows - Nine months
     ended March 31, 2000 and 1999 (unaudited)                   5

     Notes to Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   7-10

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K                        11

Signature                                                       12

                             AMPLICON, INC.

                             BALANCE SHEETS

                                             (UNAUDITED)         (AUDITED)
                                              March 31,          June 30,
ASSETS                                          2000               1999
------                                      ------------       ------------
Cash and cash equivalents                   $ 72,981,000       $ 59,337,000
Net receivables                               15,116,000         22,785,000
Property acquired for transactions
 in process                                   37,766,000         35,398,000
Net investment in capital leases              81,060,000         84,617,000
Net equipment on operating leases                603,000              9,000
Other assets                                   1,384,000          1,161,000
Discounted lease rentals assigned
 to lenders                                  211,752,000        263,462,000
                                            ------------       ------------
                                            $420,662,000       $466,769,000
                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Accounts payable                           $  1,657,000       $  7,507,000
 Accrued liabilities                           4,703,000          5,661,000
 Customer deposits                             8,883,000          7,159,000
 Nonrecourse debt                            211,752,000        263,462,000
 Income taxes payable, including
  deferred taxes                              30,000,000         29,405,000
                                            ------------       ------------
                                             256,995,000        313,194,000
                                            ------------       ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock 2,500,000 shares
   authorized; none issued                             -                  -
  Common stock; $.01 par value;
   40,000,000 shares authorized;
   11,543,718 and 11,831,918 issued
   and outstanding, as of
   March 31, 2000 and June 30, 1999,
   respectively                                  115,000            118,000
Additional paid in capital                     3,261,000          6,709,000
Retained earnings                            160,291,000        146,748,000
                                            ------------       ------------
                                             163,667,000        153,575,000
                                            ------------       ------------
                                            $420,662,000       $466,769,000
                                            ============       ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)
                (In thousands, except per share amounts)

                                     Three Months Ended    Nine Months Ended
                                          March 31,             March 31,
                                     2000          1999    2000          1999
                                     ------------------    ------------------
Revenues:
 Direct financing leases             $ 4,786    $ 6,565    $15,372    $19,538
 Sales-type leases                     6,205      5,524     18,981     15,603
 Operating leases                        549        204      1,382        588
                                     -------    -------    -------    -------
  Leasing revenues                    11,540     12,293     35,735     35,729

 Sales of leased property              7,129      4,015     15,786     14,571
 Interest and other income             1,189        560      3,134      1,311
                                    --------    -------    -------    -------
                                      19,858     16,868     54,655     51,611

Costs:
 Sales-type leases                     2,158      2,436      7,344      5,080
 Operating leases                          -          7         78         12
 Cost of leased property sold          4,341      2,498      9,161      8,401
 Provision for credit losses             600          -      1,210      1,276
                                     -------    -------    -------    -------
                                       7,099      4,941     17,793     14,769
                                     -------    -------    -------    -------
Gross profit                          12,759     11,927     36,862     36,842

Selling, general and
administrative expenses                4,080      4,199     12,569     13,072
                                     -------    -------    -------    -------
Earnings before income taxes           8,679      7,728     24,293     23,770

Income taxes                           3,342      2,976      9,353      9,152
                                     -------    -------    -------    -------
Net earnings                         $ 5,337    $ 4,752    $14,940    $14,618
                                     =======    =======    =======    =======
Basic earnings per common
 share                               $   .46    $   .40    $  1.28    $  1.23
                                     =======    =======    =======    =======
Diluted earnings per common
 share                               $   .45    $   .39    $  1.25    $  1.19
                                     =======    =======    =======    =======
Dividends declared per common
 share outstanding                   $   .04    $   .04    $   .12    $   .12
                                     =======    =======    =======    =======
Weighted average common
 shares outstanding                   11,557     11,866     11,663     11,850
                                     =======    =======    =======    =======
Diluted common shares
 outstanding                          11,898     12,303     11,988     12,316
                                     =======    =======    =======    =======

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended March 31,
                                                     2000            1999
                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                      $14,940,000     $14,618,000
Adjustments to reconcile net earnings
 to cash flows provided by (used for)
 operating activities:
 Depreciation                                          79,000          12,000
 Sales or lease of equipment previously
  on operating leases, net                                  -           4,000
 Interest accretion of estimated
  unguaranteed residual values                   (  4,641,000)   (  5,025,000)
 Decrease in estimated unguaranteed
  residual values                                  11,275,000       9,905,000
 Provision for credit losses                        1,210,000       1,276,000
 Net increase (decrease) in income taxes
  payable, including deferred taxes                   595,000    (  3,600,000)
 Net decrease in net receivables                    7,669,000       1,965,000
 Net (increase) decrease in property
  acquired for transactions in process           (  2,368,000)     27,295,000
 Net decrease in accounts payable and
  accrued liabilities                            (  7,060,000)   ( 15,324,000)
 Increase (decrease) in customer deposits           1,376,000    (  1,169,000)
                                                  -----------     -----------
Net cash provided by operating activities          23,075,000      29,957,000
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in minimum lease payments
  receivable                                           25,000      13,392,000
 Purchase of equipment on operating leases       (    673,000)   (     16,000)
 Net increase in other assets                    (    223,000)   (     34,000)
 Estimated unguaranteed residual values
  recorded on leases                             (  3,712,000)   (  6,493,000)
                                                  -----------     -----------
Net cash (used for) provided by investing
 activities                                      (  4,583,000)      6,849,000
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to repurchase common stock             (  3,488,000)              -
 Dividends to stockholders                       (  1,397,000)   (  1,422,000)
 Proceeds from exercise of stock options               37,000         312,000
                                                  -----------     -----------
Net cash used for financing activities           (  4,848,000)   (  1,110,000)
                                                  -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS            13,644,000      35,696,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         59,337,000      15,192,000
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                        $72,981,000     $50,888,000
                                                  ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in lease rentals assigned to
 lenders and related nonrecourse debt            ($51,710,000)   ($34,358,000)
                                                  ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                         $    20,000     $    50,000
                                                  ===========     ===========
 Income taxes                                     $ 8,758,000     $12,752,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2000 and the statements of earnings for the three and nine month periods and cash flows for the nine month periods ended March 31, 2000 and 1999. The results of operations for the nine month period ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2000.

Reclassifications
-----------------
In fiscal 1999, the Company changed its presentation of reporting revenue and cost of sales on certain capital leases. Historically, for all capital leases, the Company recorded the discounted present value of the aggregate lease rentals as sales of equipment and the lease property cost less the discounted value of the residual, if any, as cost of equipment sold. Under the new approach, for all capital leases that qualify as direct financing leases, Amplicon no longer records any sales revenue or cost of sales at lease inception, but will only recognize the gross profit (unearned income) on the leases as direct financing lease revenue. The new presentation had no impact on either gross profit or net income. Total revenues as previously presented in the three and nine months ended March 31, 1999 were $60,559,000 and $173,659,000, respectively. Total cost of sales as previously presented in the three and nine months ended March 31, 1999 were $48,632,000 and $136,817,000, respectively.

Certain reclassifications have been made to the third quarter of fiscal 1999 financial statements to conform with the presentation of the third quarter of fiscal 2000 financial statements.

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

     The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability from re-marketing leased property through re-lease or sale, variations in the mix of lease originations, the credit quality of the portfolio and economic conditions in general.

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

Three Months Ended March 31, 2000 and 1999
------------------------------------------
     REVENUES. Total revenues for the three months ended March 31, 2000 were $19,858,000, an increase of $2,990,000, or 18%, from the same quarter of the prior year. The increase was the result of increases in sales of leased property of $3,114,000 and interest and other income of $629,000, offset by a decline of $753,000 in leasing revenues. The increase in sales of leased property for the quarter ended March 31, 2000 to $7,129,000 as compared to $4,015,000 for the quarter ended March 31, 1999 can be attributed to an increase in the volume of leased property sales. The increase in interest and other income for the quarter ended March 31, 2000 to $1,189,000, as compared to $560,000, was the result of the Company maintaining higher levels of interest bearing cash and cash equivalents.

     The 6% decline in leasing revenues to $11,540,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 of $12,293,000, resulted from a $1,779,000 decline in direct financing lease revenue to $4,786,000, offset by increases in sales-type lease revenue and operating lease revenue of $681,000 and $345,000, respectively. The reduction in direct financing revenue can be attributed to lower unearned income from residual investments and assigned capital leases offset by an increase in interest income from the investment in lease receivables held in our own portfolio. The increase in sales-type lease revenue is attributed to a higher volume of lease extensions. The increase in operating lease revenue can be attributed to an increase in the volume of short term lease renewals.

     GROSS PROFIT. Gross profit for the third quarter of fiscal 2000 increased $832,000, or 7%, to $12,759,000 when compared to the third quarter of fiscal 1999. The higher gross profit reflected higher profits from lease property sales and lease extensions and higher income from cash investments, offset by lower interest income earned from direct financing leases and a higher provision for credit losses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2000 were $4,080,000, a decrease of $119,000, or 3%, when compared to the same quarter of the prior year. The decrease in S,G&A expenses reflected lower legal and general expenses.

     TAXES.   The  Company's tax rate was  38.5% for the quarters  ending
March 31, 2000, and 1999 representing its estimated annual tax rate for the years ending June 30, 2000 and 1999.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Nine Months Ended March 31, 2000 and 1999
-----------------------------------------
     REVENUES. Total revenue for the nine months ended March 31, 2000 were $54,655,000 compared to $51,611,000 for the nine months ended March 31, 1999, an increase of $3,044,000. Interest and other income increased $1,823,000 to $3,134,000 for the nine month period ended March 31, 2000, compared to $1,311,000 for the same period of the prior year. Sales of leased property increased $1,215,000 to $15,786,000 for the nine months ended March 31, 2000, compared to $14,571,000 for the same period of the prior year. Leasing revenues remained relatively constant at $35,735,000 for the nine months ended March 31, 2000 compared to $35,729,000 for the same period of the prior year.

     Leasing revenue for the nine months ending March 31, 2000 reflects a decrease in revenue from direct financing leases of $4,166,000, or 21%, to $15,372,000 offset by an increase of $3,378,000, or 22%, in revenues from sales-type leases. The reduction in direct financing revenue can be attributed to lower unearned income recognized from residual investments and assigned capital leases resulting from a decline in such assets. The increase in sales-type revenue is primarily attributed to increased volume of lease extensions. Operating lease revenue increased $794,000 to $1,382,000 for the nine months ended March 31, 2000, compared to $588,000 for the same period of the prior year, due to an increase in the volume of short term lease renewals.

     GROSS PROFIT. Gross profit for the nine months ended March 31, 2000 increased slightly to $36,862,000 compared to $36,842,000 for the nine months ended March 31, 1999. The higher gross profit was due to higher income earned from lease extensions and sales of leased property and higher interest income earned from cash investments, offset by lower interest income earned on direct financing leases.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 4%, or $503,000, to $12,569,000 for the nine months ended March 31, 2000 compared to $13,072,000 for the same period of the prior year. This was primarily the result of lower salary and benefit expenses, slightly offset by an increase in general expenses.

     TAXES. The Company's tax rate was 38.5% for the nine months ended March 31, 2000 and 1999 representing its estimated annual tax rate for the years ending June 30, 2000 and 1999.

Liquidity and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer and, generally, has determined that the lease can be discounted on a nonrecourse basis. At March 31, 2000, the Company had outstanding nonrecourse debt aggregating $211,752,000 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 2000, the Company decreased its minimum lease payments receivable by $202,000. This was primarily due to fewer lease transactions being held in the Company's own lease portfolio.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)

     The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At March 31, 2000, the Company's investment in property acquired for transactions in process increased by $2,368,000 to $37,766,000 when compared to June 30, 1999.

     The Company generally funds its equity investments in leased property and transactions in process with internally generated funds and, if necessary, borrowings under a $20,000,000 general line of credit. At March 31, 2000, the Company did not have any borrowings outstanding on this line of credit.

     In November 1990 and April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares each, or a total of 1,200,000 of the Company's Common Stock. During the nine months ended March 31, 2000, the Company repurchased 292,500 shares at an aggregate cost of $3,488,000. As of March 31, 2000, 374,856 shares remain available under the April 1999 authorization.

     The Company filed an application to obtain permission to organize a national bank, with the Company as the sponsor. Preliminary conditional approval has been received, which approval is subject to certain regulatory requirements and conditions. The Company, in conjunction with a group of bank professionals and organizers, can now begin taking steps necessary for obtaining final approval, but may not begin the business of banking until final approval has been granted. The organization of a bank would involve the investment by the Company of at least $20 million in cash and on-going obligations to provide necessary capital and liquidity support.

     At March 31, 2000, the Company's cash and cash equivalents were $72,981,000. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, available borrowings under its existing credit facility, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable capital needs.

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

     As of May 5, 2000 the Company has not experienced any Y2K related problems which have impacted operations and is not aware that any of its major debt sources, customers or vendors have experienced significant Y2K related problems. However, Y2K compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment or systems which are not Y2K compliant.

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

                             AMPLICON, INC.

                                                                  PAGE
PART II - OTHER INFORMATION                                      NUMBER
---------------------------                                      ------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        There were no reports on Form 8-K for the three months ended March 31, 2000.

        (a) Exhibits
            --------
            None

                             AMPLICON, INC.

                                SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMPLICON, INC.
                                                    --------------
                                                    Registrant

DATE: May 10, 2000                            BY:   S. Leslie Jewett/s/
                                                    -------------------
                                                    S. Leslie Jewett
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)