Form 10-K
period 2000-06-30
AMPLICON INC
filed 2000-10-13
CIK 803016

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of October 6, 2000 was $41,520,523.

   Number of shares outstanding as of October 6, 2000:
                   Common Stock 11,392,328

                   DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                             AMPLICON, INC.

                            TABLE OF CONTENTS



PART I                                                           PAGE
------                                                           ----
Item 1.  Business                                                 2-5

Item 2.  Properties                                                 5

Item 3.  Legal Proceedings                                          5

Item 4.  Submission of Matters to a Vote of Security Holders        5

PART II

Item 5.  Market for Company's Common Equity and Related
               Stockholder Matters                                5-6

Item 6.  Selected Financial Data                                    7

Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations               8-11

Item 8.  Financial Statements and Supplementary Data            12-26

Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure              27

PART III

Item 10. Directors and Executive Officers of the Registrant        27

Item 11. Executive Compensation                                    27

Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                      27

Item 13. Certain Relationships and Related Transactions            27

PART IV

Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                 28

Signatures                                                         29
Schedule II                                                        30
Exhibit Index                                                   31-33

                             AMPLICON, INC.

                                 PART I

ITEM 1. BUSINESS

    Amplicon, Inc. ("Amplicon" or the "Company") leases high-technology and other capital assets to customers located throughout the United States. Operating from a single location in Santa Ana, California, the Company delivers leasing services through the use of telecommunications, the Internet and express delivery services. The Company is also engaged in the remarketing of leased assets at lease expiration. The Company was incorporated in California in 1977.

Business Overview
-----------------
     The  Company  leases  and  remarkets most  capital  assets  used  by businesses, with a focus on high technology equipment and software systems. The Company's leases are structured individually and can provide end-of-term options to accommodate a variety of business objectives. Approximately 58% of the leases originated in fiscal 2000 involved computer workstations and networks, mid-range computers, computer automated  design  systems and computer software.  Other  major  property groups included point-of-sale systems, telecommunications systems, manufacturing equipment and furniture and fixtures.

     Computer Systems. The Company concentrates on the market for computer networks and mid-range computers since this market is particularly receptive to leasing services. Advances in technology, including the rapidly expanding capabilities of personal computer systems and the growth of the Internet, have led to increased demand for more powerful systems throughout the Company's target markets. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products. Computer networks generally range in cost from $100,000 to $3,000,000 while mid-range computers generally cost between $100,000 and $750,000. The Company's leased property is used primarily by subsidiaries and divisions of large companies to supplement mainframe computer systems, by middle-market companies for centralized data processing and by non-profit associations and institutions.

     The Company leases computer systems manufactured by Compaq Computer Corporation ("Compaq"), Dell Computer Corporation ("Dell"), Gateway 2000, Inc. ("Gateway"), International Business Machines Corporation ("IBM"), Hewlett-Packard Co. ("HP"), and Sun Microsystems, Inc. ("Sun"), among many others.

     Software. Amplicon leases operating system software products and specialized application software packages. These application software packages typically cost between $50,000 and $500,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. Amplicon leases software from vendors such as Microsoft Corporation, Oracle Corporation, J.D. Edwards & Company, PeopleSoft Inc., Geac Computer Corporation Limited, SAP AG and Novell, Inc.

     Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by Amplicon's existing and targeted customer base. Retail point-of-sale systems include those produced by IBM, Knogo Corporation, NCR Corporation ("NCR"), and Fujitsu Limited, while bank automated teller machines also have been procured from NCR. The telecommunications property leased by the Company includes digital private branch equipment, switching equipment and voice mail systems manufactured by Lucent Technologies, Siemens Business Communications Systems, Inc. and ITT Industries, as well as satellite tracking systems manufactured by Qualcomm Incorporated. The Company also leases imaging systems, testing equipment, and copying equipment.

     Production Equipment and Other Personal Property. The Company leases technology related manufacturing and distribution management systems that include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. In addition, the Company leases a wide variety of personal property in the "non-high technology" area, including machine tools, trucks and office furniture.

                             AMPLICON, INC.

Recent Developments
-------------------
     In June 1999, an application was filed to obtain permission to organize a national bank (the "Bank"). The business purpose of the Bank would be to provide business loans to fund the purchase of capital assets that will be leased to corporations located throughout the United States that meet the credit parameters established by the Bank. It is anticipated that the Bank will gather deposits using electronic means and a centralized location similar to the Company's existing business methods.

     In April 2000, the Office of the Comptroller of the Currency (the "OCC") granted preliminary conditional approval to the Bank, which approval is subject to certain regulatory requirements and conditions. In July 2000, the Federal Deposit Insurance Corporation (the "FDIC") approved an application for Federal deposit insurance, subject to the satisfaction of certain conditions. In April 2000, the Company applied to the Board of Governors of the Federal Reserve Board (the "FRB") to become a bank holding company through the acquisition of 100% of the stock of the newly organized Bank, and to retain certain nonbanking businesses and thereby engage in certain nonbanking activities. As of October 6, 2000 the Company's application with FRB is still pending, and final approval has not been received from the OCC. The Company cannot predict whether, when, or under what conditions final approval might be received.

     The acquisition of the Bank, if completed, will subject the Company to additional risks and regulation. The Bank would be a start-up bank with no operations prior to the investment by Amplicon. The Bank would be subject to supervision and regulation by the OCC and the FDIC and the Company would become regulated and examined by the FRB. In addition, through its investment in the Bank, the Company would be assuming additional financial risks, including credit risk, liquidity risk and interest rate risk. The failure to manage these risks and obligations appropriately could have a material adverse effect on the Company's business, financial condition and results of operations.

Marketing Strategy
------------------
      The Company has developed and refined a direct marketing system utilizing a centralized marketing program and direct delivery channels, such as telephone, the Internet, facsimile and express mail. The marketing program includes a system which maintains a confidential database of current and potential users of business property, a comprehensive formal training program to introduce new marketing employees to Amplicon's marketing techniques, and an in-house computer and telecommunications system. The Company has augmented its marketing programs through the development of interactive websites that enable prospective customers to submit a credit application, review a lease agreement, calculate lease payments and order computer equipment on-line.

     The Company implemented its current marketing system after having determined that a centralized marketing program is more cost effective than field sales representatives. Marketing through the telephone or the Internet, rather than through field sales representatives, has enabled the Company to limit selling, general and administrative expenses and, consequently, allows the Company to offer more competitive rates to its customers.

     Amplicon identifies potential customers through a variety of methods. The Company purchases lists of target market participants and computer users from private sources, conducts direct mail and telephone campaigns to generate sales leads, and maintains proprietary records of contacts made with potential customers by its sales professionals. Amplicon utilizes prospect management software to enhance the productivity of the sales force. Specific information about potential customers is entered into an on-line confidential database accessible to each sales professional through the Company's personal computer network. As potential customers are contacted, the database is updated and supplemented with information about what computer and other property they are using, related lease expiration dates and any future system needs or replacement plans. The database allows sales professionals to identify efficiently the most likely purchaser or lessee of capital assets and to concentrate efforts on these prospective customers.

                             AMPLICON, INC.

     Amplicon's database, combined with the prospect management software, and an integrated in-house telecommunications system, permits the Company's sales management to monitor account executive activity, daily prospect status and pricing information. The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible for Amplicon to be responsive to its customers and prospects.

Leasing Activities
------------------
     The Company's leases are generally for terms ranging from two to five years. All of the Company's leases are noncancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Company retains ownership of the property it leases, and in the event of default by the lessee, the Company or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the purchase option is not exercised by the original lessee, once the leased property is returned to the Company, the Company will endeavor to locate a new lessee; however, if a new lessee cannot be located, then the Company seeks to sell the leased property. The terms of the Company's software leases are substantially similar to its equipment leases.

     The Company conducts its leasing business in a manner designed to minimize its credit exposure. The Company does not purchase leased property until it has received a binding noncancelable lease from its customer and, generally, has determined that the lease can be discounted with a bank or financial institution on a nonrecourse basis. Accordingly, a substantial portion of the Company's leases have been discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. During the fiscal years ended June 30, 2000 and 1999, respectively 79.7% and 89.9% of the total dollar amount of new leases entered into by the Company were discounted to financial institutions. The institutional lender to which a lease has been assigned has no recourse against the Company, unless the Company is in default under the terms of the agreement by which a lease was assigned. The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, the Company may not realize its residual investment in the leased property.

     From time to time, the Company retains in its own portfolio lease transactions that meet credit standards set by the Company. Some of these transactions are entered into when the value of the underlying leased property, or the credit profile of the lessee, would not be acceptable to other financial institutions. Each of these transactions must meet or exceed certain profitability requirements as established, on a case by case basis, by the Company's senior management. In addition, the Company invests in lease transactions which the Company believes could be placed at a later date with nonrecourse lenders on a lease-by-lease basis or in a portfolio. At June 30, 2000 and 1999, the discounted minimum lease payments receivable relative to leases maintained in the Company's portfolio amounted to $49,111,050 and $45,109,936, respectively.

     In certain instances, the Company will make payments to purchase leased property prior to the commencement of the lease and assignment to the nonrecourse debt source. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated to make rental payments directly to the Company during the period that the transaction is in process, and generally is obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 2000 and 1999, the Company's investment in property acquired for transactions in process amounted to $25,909,137 and $35,397,631, respectively.

                             AMPLICON, INC.

Customers
---------
     The Company's customers are primarily subsidiaries and divisions of Fortune 1000 companies and middle-market companies with credit ratings acceptable to the lenders providing nonrecourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on its operations taken as a whole.

Competition
-----------
     The  Company  competes  in the distribution and lease  financing  of computer systems and networks, software, and other equipment with equipment brokers and dealers, other leasing companies, banks and other financial institutions and credit corporations which are affiliated with equipment manufacturers, such as, IBM, Dell, Compaq and HP. The Company believes that there is increased competition for new business and that such competition is heightened during periods when key vendors introduce significant new products. Changes by the manufacturers of systems leased by the Company with respect to pricing, maintenance or marketing practices could materially affect the Company. In addition, if credit corporations affiliated with manufacturers become more aggressive with respect to the financing terms offered, the Company's operations could be adversely affected. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than Amplicon. The Company believes the principal competitive factors in the industry which it serves are price, responsiveness to customer needs, flexibility in structuring lease financing arrangements, financial technical proficiency and the offering of a broad range of lease financing options.

Employees
---------
     The Company, as of June 30, 2000, had 157 employees, including 78 sales managers and account executives and 19 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     At June 30, 2000, Amplicon occupied approximately 49,000 square feet of office space in Santa Ana, California leased from an unaffiliated party. The lease which covers the majority of the office space provides for monthly rental payments which average $83,051 from July 2000 through February 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Company is sometimes named as a defendant in litigation relating to its business operations. Management does not expect the outcome of any existing suit to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             AMPLICON, INC.

                                PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock of Amplicon, Inc. trades on the NASDAQ National Market System under the symbol AMPI. The following high and low closing sale prices for the periods shown reflect interdealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

                                                       High         Low
                                                       ----         ---
Fiscal year ended June 30, 2000
-------------------------------
First Quarter........................................$15.50       $12.00
Second Quarter........................................12.1875       9.875
Third Quarter.........................................12.50        10.25
Fourth Quarter........................................10.625        8.625

Fiscal year ended June 30, 1999
-------------------------------
First Quarter........................................$18.31       $12.25
Second Quarter........................................16.25        12.75
Third Quarter.........................................16.375       10.375
Fourth Quarter........................................15.00         8.313

     The Company had approximately 55 stockholders of record and in excess of 500 beneficial owners as of October 6, 2000.

     After considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. For each of the fiscal years ended June 30, 2000, 1999 and 1998 the Company declared cash dividends totaling $.16 per common share.

                             AMPLICON, INC.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and operating information of the Company. Common share data has been adjusted for the Company's 2-for-1 common stock split effective October 17, 1997. Certain reclassifications have been made to the fiscal years prior to 1999 to conform with that year's financial statement presentation. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.


                                           YEARS ENDED JUNE 30,
                            ------------------------------------------------
INCOME  STATEMENT DATA        2000      1999      1998      1997      1996
                            --------  --------  --------  --------  --------
                                (in thousands, except per share amounts)
Revenues:
 Direct financing leases    $ 18,738  $ 25,432  $ 25,609  $ 21,636  $ 17,733
 Sales-type leases            21,686    20,990    21,794    17,857    20,755
 Operating leases              1,944       951       716     1,657     1,280
                            --------  --------  --------  --------  --------
                              42,368    47,373    48,119    41,150    39,768
Sales of leased property      33,190    21,794    17,066    22,301     8,290
Interest and other income      4,556     2,004       581       637       733
                            --------  --------  --------  --------  --------
                              80,114    71,171    65,766    64,088    48,791
                            --------  --------  --------  --------  --------
Costs
 Sales-type leases             8,251     7,005     7,881     9,406     5,786
 Operating leases                137        86        28       111       266
 Cost of leased property
  sold                        20,837    12,011     6,765     6,661     3,459
 Provision for credit
  losses                       1,510     3,076         -       852         -
                            --------  --------  --------  --------  --------
                              30,735    22,178    14,674    17,030     9,511
                            --------  --------  --------  --------  --------
Gross margin                  49,379    48,993    51,092    47,058    39,280

Selling, general &
 administrative expenses      16,844    16,911    19,323    21,041    17,800
                            --------  --------  --------  --------  --------
Earnings before income
 taxes                        32,535    32,082    31,769    26,017    21,480
Income taxes                  12,526    12,352    12,549    10,277     8,484
                            --------  --------  --------  --------  --------
Net earnings                $ 20,009  $ 19,730  $ 19,220  $ 15,740  $ 12,996
                            ========  ========  ========  ========  ========
COMMON SHARE DATA

Basic earnings per share    $   1.72  $   1.66  $   1.63  $   1.35  $   1.11
                            ========  ========  ========  ========  ========
Diluted earnings per share  $   1.67  $   1.60  $   1.55  $   1.31  $   1.09
                            ========  ========  ========  ========  ========
Weighted average common
 shares outstanding           11,617    11,854    11,800    11,689    11,698
Diluted common shares
 outstanding                  11,942    12,299    12,368    12,021    11,894
Cash dividends per share    $    .16  $    .16  $    .16  $    .10  $    .10
                            ========  ========  ========  ========  ========

                                             AS OF JUNE 30,
BALANCE SHEET DATA            2000      1999      1998      1997      1996
                            --------  --------  --------  --------  --------
                               (in thousands, except per share data)

Total assets                $409,857  $466,769  $505,626  $482,235  $454,205
Note payable to bank               -         -         -    10,000         -
Nonrecourse debt             196,778   263,462   297,227   288,682   309,471
Stockholders' equity         167,184   153,575   135,945   117,754   102,665
Book value per common
 share                     $   14.63  $  12.98  $  11.49  $  10.02  $   8.79


                             AMPLICON, INC.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

General

     Amplicon generates revenues from its leasing activities, the sale of leased property and interest income earned on its cash and liquid investments. Direct financing lease revenues include interest income earned on the Company's investment in lease receivables and residuals and gains recognized on the sale of leases in which the Company retains no significant continuing interest. Revenues from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Revenues from operating leases generally involves the short-term rental of leased property.

     The volume of new lease transactions booked during the year ended June 30, 2000 was approximately $139 million, compared to $204 million in fiscal 1999 and $230 million during fiscal 1998. Of the new leases booked during the fiscal year ended June 30, 2000, approximately 63% were structured as "true leases" where Amplicon owns the leased asset at the end of the term, while 37% were structured as "conditional sale leases" where the lessee generally may purchase the property at a predetermined minimum amount at the end of the term. For true lease transactions, the Company books a residual which is an estimate for accounting purposes of the fair market value of the leased property at lease termination. The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

     The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability from re-marketing leased property through re-lease or sale, variations in the mix of lease originations, the credit quality of its portfolio and economic conditions in general.

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

Fiscal Years Ended June 30, 2000 and 1999
-----------------------------------------

     REVENUES. Total revenues for the fiscal year ended June 30, 2000 were $80,113,695, an increase of $8,942,202, or 13%, from the prior year. This change was primarily the result of an increase of $11,395,526 in sales of leased property. The increase in sales of leased property was primarily due to a higher volume of lease transactions coming to end of term during fiscal 2000 where the leased property was sold to the lessee or a third-party. In addition, interest and other income for the fiscal year ended June 30, 2000 increased by $2,551,826 to $4,555,613, as compared to $2,003,787 in the prior year, primarily as a result of the Company maintaining higher levels of interest bearing cash and cash equivalents throughout fiscal 2000.

     Leasing revenues declined by $5,005,150, or 11%, for the fiscal year ended June 30, 2000 compared to the fiscal year ended June 30, 1999. This reduction resulted from a decrease of $6,694,100 in direct financing revenue to $18,738,101, offset by an increase of $695,571 in sales-type lease revenue to $21,685,706, and an increase of $993,379 in operating lease revenue to $1,944,671. The reduction in direct financing revenue can be attributed to lower interest income earned from a smaller investment in capital leases and lower revenue from the lower volume of new lease originations. The increase in sales-type lease revenue can be attributed to an increase in

                             AMPLICON, INC.

revenue from lease extensions, offset by a decrease in revenue related to new lease transactions structured as sales-type leases. The increase to operating lease revenue can be attributed to an increase in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2000 increased by $384,865, or 1%, to $49,378,624, compared to $48,993,759 for the fiscal year ended June 30, 1999. Gross profit benefited from increased income recognized from leased property sales, a lower provision for credit losses and higher income from interest bearing cash and cash equivalents, which gains were offset by decreased income from direct financing leases.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended June 30, 2000 decreased by $68,590, or less than 1%, as compared to the prior year. This decrease is the result of lower salary and benefit expenses offset by increases in general office expenses.

     TAXES. The Company's tax rate was 38.5% for the fiscal years ended June 30, 2000 and 1999, representing its estimated annual tax rates for each respective year.

Fiscal Years Ended June 30, 1999 and 1998
-----------------------------------------

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

     Leasing revenues declined by $744,905, or 2%, for the fiscal year ended June 30, 1999. This reduction resulted from a decrease of $176,456 in direct financing revenue to $25,432,201 and a decrease in sales-type lease revenue of $803,588 to $20,990,135, offset by an increase in operating lease revenue of $235,119 to $951,292. The reduction in direct financing revenue can be attributed to lower interest income earned from a smaller investment in lease receivables held in our own portfolio, offset by higher unearned income recognized from residual investments and assigned capital leases. The reduction in sales-type lease revenue can be attributed to a decrease in revenue from lease extensions, offset by increased revenue from new lease transactions structured as sales-type leases. The increase to operating lease revenue can be attributed to an increase in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1999 decreased by $2,097,942, or 4%, to $48,993,759 compared to $51,091,701 for the fiscal year ended June 30, 1998. The principal factors that contributed to the decrease in gross profit was lower profits realized from lease extensions and an increased provision for credit losses, offset by higher interest income from cash investments and higher income earned on sales-type leases. The increase in the provision for credit losses was primarily due to an increase in identified problems on residual investments related to assigned lease transactions, as well as some increase in delinquencies on leases held in the Company's own lease portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended June 30, 1999 decreased by $2,411,191, or 12.5%, as compared to the prior year. This decrease is the result of lower legal, salary and benefit expenses.

     TAXES. The Company's tax rate was 38.5% and 39.5% for the fiscal years ended June 30, 1999 and 1998, respectively, representing its estimated annual tax rates for each respective year.

                             AMPLICON, INC.

Liquidity and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. The Company does not purchase property until it has received a noncancelable lease from its customer. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2000, the Company had outstanding nonrecourse debt aggregating $196,777,836 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the fiscal year 2000, the Company's net investment in capital leases decreased by $3,972,748. This decrease is the result of a $7,973,862 reduction in the investment in estimated unguaranteed residual values, offset by a $4,001,114 increase in the Company's investment in lease receivables. The increase in minimum lease payments receivable is primarily due to more new lease transactions being held in the Company's own portfolio. During the fiscal year ended June 30, 2000, approximately 20.3% of the total dollar amount of new leases entered into by the Company were held in its own portfolio, compared to 10.1% during fiscal 1999.

     The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 2000, the Company's investment in property acquired for transactions in process was $25,909,137, a decrease of $9,488,494 from the level at June 30, 1999. This decrease was primarily due to the lower volume of new lease transactions in process during fiscal 2000.

     The Company generally funds its equity investments in leased property and transactions in process with internally generated funds, or if necessary, borrowings under a general business loan agreement. During each of the fiscal years ended June 30, 2000 and 1999, there were no borrowings under the line of credit. The Company's general business loan agreement expired on June 30, 2000. In conjunction with the anticipated acquisition of the Bank, the Company is in the process of negotiating a new agreement.

     In November 1990 and April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares each, or a total of 1,200,000 of the Company's Common Stock. During the year ended June 30, 2000, the Company repurchased 405,500 shares at an aggregate cost of $4,582,239. As of October 6, 2000, 214,356 shares remain available under these authorizations.

     At June 30, 2000, the Company's cash and cash equivalents were $92,539,572. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable financing needs.

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

     As of October 6, 2000 the Company has not experienced any Y2K related problems which have impacted operations and is not aware that any of its major debt sources, customers or vendors have experienced significant Y2K related problems. However, Y2K compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment or systems which are not Y2K compliant.

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

                             AMPLICON, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   following   financial   statements  and   supplementary   financial
information are included herein at the pages indicated below:

                                                          Page Number

Reports of Independent Public Accountants                      13

Balance Sheets at June 30, 2000 and 1999                       14

Statements of Earnings for the years ended
 June 30, 2000, 1999 and 1998                                  15

Statements of Stockholders' Equity for the
 years ended June 30, 2000, 1999 and 1998                      16

Statements of Cash Flows for the years
 ended June 30, 2000, 1999 and 1998                            17

Notes to Financial Statements                               18-26

Financial Statement Schedule for the years
 ended June 30, 2000, 1999 and 1998
 Schedule II - Valuation and Qualifying Accounts               30

                             AMPLICON, INC.

                REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS
                -----------------------------------------

To the Board of Directors and Stockholders of Amplicon, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amplicon, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS, LLP
Orange County, California
August 4, 2000



To the Board of Directors and Stockholders of Amplicon, Inc.:

We have audited the balance sheet of Amplicon, Inc. as of June 30, 1998 (not separately presented herein) and the related statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplicon, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, for the year ended June 30, 1998, listed in the index of financial statements, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Orange County, California
July 31, 1998

                             AMPLICON, INC.

                             BALANCE SHEETS

                                                        June 30,
                                             ------------------------------
ASSETS                                           2000              1999
------                                       ------------      ------------
Cash and cash equivalents (Note 1)           $ 92,539,572      $ 59,337,426
Net receivables (Note 2)                       12,747,066        22,784,507
Property acquired for transactions
 in process (Note  1)                          25,909,137        35,397,631
Net investment in capital leases (Note 3)      80,644,602        84,617,350
Equipment on operating leases,
 less accumulated depreciation of
 $74,566 (2000) and $91,288 (1999)                  1,977             8,537
Other assets                                    1,236,793         1,161,979
Discounted lease rentals assigned to
 lenders (Note 3)                             196,777,836       263,461,800
                                             ------------      ------------
                                             $409,856,983      $466,769,230
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Accounts payable                            $  1,688,706      $  7,159,049
 Accrued liabilities                            5,590,607         5,660,610
 Customer deposits                              8,345,133         7,507,322
 Nonrecourse debt (Note 3)                    196,777,836       263,461,800
 Income taxes payable - including deferred
  taxes, net (Note 4)                          30,270,931        29,405,562
                                             ------------      ------------
                                              242,673,213       313,194,343
                                             ------------      ------------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 5):
 Preferred stock; 2,500,000 shares
  authorized; none issued                                -                -
 Common stock; $.01 par value;
  40,000,000 shares authorized;
  11,430,718 (2000) and
  11,831,918 (1999)
  issued and outstanding                           114,307          118,319
 Additional paid in capital                      4,264,541        6,708,936
 Retained earnings                             162,804,922      146,747,632
                                              ------------     ------------
                                               167,183,770      153,574,887
                                              ------------     ------------
                                              $409,856,983     $466,769,230
                                              ============     ============

                 The accompanying notes are an integral
                   part of these financial statements.

                             AMPLICON, INC.

                         STATEMENTS OF EARNINGS

                                             Years ended June 30,
                                      2000           1999           1998
                                   -----------    -----------    -----------
Revenues:
 Direct financing leases           $18,738,101    $25,432,201    $25,608,657
 Sales-type leases                  21,685,706     20,990,135     21,793,723
 Operating leases                    1,944,671        951,292        716,153
                                   -----------    -----------    -----------
  Leasing revenues                  42,368,478     47,373,628     48,118,533

 Sales of leased property           33,189,604     21,794,078     17,066,168
 Interest and other income           4,555,613      2,003,787        581,524
                                   -----------    -----------    -----------
                                    80,113,695     71,171,493     65,766,225
                                   -----------    -----------    -----------
Costs:
 Sales-type leases                   8,251,103      7,004,914      7,881,390
 Operating leases                      136,563         86,187         28,488
 Cost of leased property sold       20,837,405     12,010,579      6,764,646
 Provision for credit losses         1,510,000      3,076,054              -
                                   -----------    -----------    -----------
                                    30,735,071     22,177,734     14,674,524
                                   -----------    -----------    -----------

Gross profit                        49,378,624     48,993,759     51,091,701

Selling, general and
 administrative expenses            16,843,294     16,911,884     19,323,075
                                   -----------    -----------    -----------

Earnings before income taxes        32,535,330     32,081,875     31,768,626

Income taxes                        12,526,000     12,352,000     12,549,000
                                   -----------    -----------    -----------

Net earnings                       $20,009,330    $19,729,875    $19,219,626
                                   ===========    ===========    ===========

Basic earnings per common share    $      1.72    $      1.66    $      1.63
                                   ===========    ===========    ===========

Diluted earnings per common share  $      1.67    $      1.60    $      1.55
                                   ===========    ===========    ===========

Dividends declared per common
 share outstanding                 $       .16    $       .16    $       .16
                                   ===========    ===========    ===========

Weighted average common shares
 outstanding                        11,617,102     11,854,441     11,800,206
                                   ===========    ===========    ===========

Diluted common shares outstanding   11,941,754     12,299,171     12,367,752
                                   ===========    ===========    ===========

                 The accompanying notes are an integral
                   part of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Additional
                 Common Stock        paid in       Retained
              Shares      Amount     capital       earnings        Total
            ---------------------   -----------  ------------   ------------
Balance,
June 30,
1997        11,752,518   $117,526   $6,050,982   $111,585,768   $117,754,276

Shares
issued -
Stock
options
exer-
cised          78,100        780      652,485              -        653,265

Income
  tax
  bene-
  fit
  from
  exer-
  cise
  of
  non-
  qual-
  ified
  stock
  options            -          -      207,445              -        207,445

Dividends
declared             -          -            -  (   1,889,751)  (  1,889,751)

Net
earnings             -          -            -     19,219,626     19,219,626
            ----------   --------    ---------   ------------    -----------
Balance,
June 30,
1998        11,830,618    118,306    6,910,912    128,915,643    135,944,861

Shares
issued -
Stock
options
exer-
cised           55,300        553      427,797              -        428,350

Shares
repur-
chased     (    54,000)  (    540)  (  711,758)             -   (    712,298)

Income
 tax
 bene-
 fit
 from
 exer-
 cise
 of
 non-
 qual-
 ified
 stock
 options             -          -       81,985              -         81,985

Dividends
declared             -          -            -    ( 1,897,886)  (  1,897,886)

Net
earnings             -          -            -     19,729,875     19,729,875
             ---------    -------    ---------    -----------   ------------
Balance,
June 30,
1999        11,831,918    118,319    6,708,936    146,747,632    153,574,887

Shares
issued -
Stock
options
exer-
cised            4,300         43       37,319              -         37,362

Shares re-
purchased  (   405,500) (   4,055) ( 2,481,714) (   2,096,470)  (  4,582,239)

Dividends
declared             -          -             - (   1,855,570)  (  1,855,570)

Net
earnings             -          -             -    20,009,330     20,009,330
            ----------   --------    ----------  ------------   ------------
Balance,
June 30,
2000        11,430,718   $114,307    $4,264,541  $162,804,922   $167,183,770
            ==========   ========    ==========  ============   ============

                 The accompanying notes are an integral
                   part of these financial statements.

                             AMPLICON, INC.

                        STATEMENTS OF CASH FLOWS

                                               Years ended June 30,
                                   ------------------------------------------
                                      2000           1999            1998
                                   -----------    -----------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net earnings                       $20,009,330    $19,729,875    $ 19,219,626
Adjustments to reconcile net
 earnings to cash flows used
 for operating activities:
 Depreciation                          136,564         85,624          28,487
 Sale or lease of equipment
  previously on operating
  leases, net                                -          4,005               -
 Interest accretion of
  estimated unguaranteed
  residual values                 (  5,969,816)  (  6,616,611)  (   5,893,522)
 Decrease in estimated
  unguaranteed residual values      18,366,854     14,671,334      11,639,988
 Provision for credit losses         1,510,000      3,076,054               -
 Net increase (decrease) in
  income taxes payable,
  including deferred taxes             865,369   (    530,483)      3,175,874
 Net decrease (increase) in
  net receivables                   10,037,441   (  5,272,164)      2,406,381
 Net decrease (increase) in
  property acquired for
  transactions in process            9,488,494     45,875,893   (   1,463,905)
 Net (decrease) increase in
  accounts payable and accrued
  liabilities                     (  5,540,346)  ( 19,658,475)      1,466,867
 Increase (decrease) in
  customer deposits                    837,811   (  2,450,991)      2,221,099
Net cash provided by               -----------    -----------     -----------
 operating activities               49,741,701     48,914,061      32,800,895
                                   -----------    -----------     -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase for
  available-for-sale
  securities                                 -              -   ( 180,997,695)
 Proceeds from sale
  of available-for-sale
  securities                                 -              -     180,997,695
 Net (increase) decrease
  in minimum lease payments
  receivable                      (  4,678,114)     7,396,388   (     209,238)
 Purchase of equipment on
  operating leases                (    730,004)  (     98,166)  (      26,975)
 Net (increase) decrease
  in other assets                 (     74,814)       146,161   (     119,073)
 Estimated unguaranteed
  residual values recorded
  on leases                       (  4,656,176)  ( 10,031,661)  (  11,796,606)
Net cash used for investing        -----------    -----------    ------------
 activities                       ( 10,139,108)  (  2,587,278)  (  12,151,892)
                                   -----------    -----------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Payment on note payable                     -              -   (  10,000,000)
 Payments to repurchase
  common stock                    (  4,582,239)  (    712,298)              -
 Dividends to stockholders        (  1,855,570)  (  1,897,886)  (   1,889,751)
 Proceeds from exercise of
  stock options                         37,362        428,350         653,265
Net cash used for financing        -----------    -----------    ------------
 activities                       (  6,400,447)  (  2,181,834)  (  11,236,486)
                                   -----------    -----------    ------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                        33,202,146     44,144,949       9,412,517

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                59,337,426     15,192,477       5,779,960
                                   -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $92,539,572    $59,337,426    $ 15,192,477
                                   ===========    ===========    ============
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
(Decrease) increase in lease
 rentals assigned to lenders
 and related nonrecourse debt     ($66,683,964)  ($33,764,730)   $  8,544,241
                                   ===========    ===========    ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                          $    24,482    $    57,695    $     85,733
                                   ===========    ===========    ============
 Income taxes                      $11,660,631    $12,882,483    $  9,373,126
                                   ===========    ===========    ============

                 The accompanying notes are an integral
                   part of these financial statements.

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------
Nature of Operations
--------------------
Amplicon leases high-technology and other capital assets to customers located throughout the United States. The Company is also engaged in the remarketing of leased assets at lease expiration.

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

Basis of Presentation
---------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
For purposes of these statements, cash and cash equivalents includes cash in banks, cash in demand deposit accounts and money market accounts.

Fair Value of Financial Instruments
-----------------------------------
The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). For cash, the book value is a reasonable estimate of fair value. For cash equivalents, the estimated fair value is based on respective market prices which was equal to book value for all periods presented. The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

Leases
------
  Capital Leases
  --------------
For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated unguaranteed residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. The unearned income is recognized as direct financing revenue over the lease term on an internal rate of return method. There are no costs or expenses related to direct financing leases since leasing revenue is recorded on a net basis.

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

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

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

  Operating Leases
  ----------------
Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Rental income is recorded monthly or quarterly when due. Selling costs directly associated with the operating leases are deferred and amortized over the lease term.

Reserve for Credit Losses
-------------------------
The reserve for doubtful accounts and residual valuation allowance ("reserve") is periodically reviewed for adequacy considering levels of past due leases and nonperforming assets, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators. The need for reserves is subject to future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific lessees or industries may necessitate additions or deductions to the reserve for doubtful accounts or the residual valuation allowance.

Property Acquired for Transactions in Process
---------------------------------------------
Property acquired for transactions in process primarily represents partial deliveries of property which the lessee has accepted on in-process lease transactions. Such amounts are stated at cost.

Earnings Per Share
------------------
Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options, using the treasury stock method. The following table reconciles the components of the basic net income per share calculation to diluted net income per share.

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

                                             Years ended June 30,
                                  -----------------------------------------
                                     2000           1999           1998
                                  -----------    -----------    -----------
Net earnings                      $20,009,330    $19,729,875    $19,219,626
                                  ===========    ===========    ===========
Weighted average number
 of common shares
 outstanding assuming no
 exercise of outstanding
 options                           11,617,102     11,854,441     11,800,206

Dilutive stock options
 using the treasury stock
 method                               324,652        444,730        567,546
                                  -----------    -----------    -----------
                                   11,941,754     12,299,171     12,367,752
                                  ===========    ===========    ===========
Basic earnings per common
 share                            $      1.72    $      1.66    $      1.63
                                  ===========    ===========    ===========
Diluted earnings per common
 share                            $      1.67    $      1.60    $      1.55
                                  ===========    ===========    ===========

Reclassifications
-----------------
In fiscal 1999, the Company changed its presentation of reporting revenue and cost of sales on certain capital leases. Historically, for all capital leases, the Company recorded the discounted present value of the aggregate lease rentals as sales of equipment and the lease property cost less the discounted value of the residual, if any, as cost of equipment sold. The new presentation had no impact on either gross profit or net income. Total revenue as previously presented in 1998 was $313,789,037. Total cost of sales as previously presented in 1998 was $262,697,336.

Certain reclassifications have been made to the fiscal 1998 financial statements to conform with the presentation of the fiscal 1999 and 2000 financial statements.

Note 2 - Receivables:
---------------------
The Company's net receivables consist of the following:

                                                       June 30,
                                             ----------------------------
                                                2000             1999
                                             -----------      -----------
   Financial institutions                    $ 4,369,872      $12,665,586
   Lessees                                     8,252,717       10,796,391
   Other                                         247,650          493,425
                                             -----------      -----------
                                              12,870,239       23,955,402

   Less allowance for doubtful accounts     (    123,173)    (  1,170,895)
                                             -----------      -----------
   Net receivables                           $12,747,066      $22,784,507
                                             ===========      ===========

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 3 - Capital Leases:
------------------------

The Company's net investment in capital leases consists of the following:

                                                      June 30,
                                            ----------------------------
                                               2000             1999
                                            -----------     ------------
    Minimum lease payments receivable,
     less allowance for doubtful
     accounts of $2,221,620 in 2000
     and $1,487,236 in 1999                 $55,300,858     $ 51,406,881
    Estimated unguaranteed residual
     value, less valuation allowance
     of $1,395,329 in 2000 and
     $2,816,276 in 1999                      40,233,760       52,111,083
                                            -----------     ------------
                                             95,534,618      103,517,964

    Less unearned income                   ( 14,890,016)   (  18,900,614)
                                            -----------     ------------
    Net investment in capital leases        $80,644,602     $ 84,617,350
                                            ===========     ============

The minimum lease payments receivable and estimated unguaranteed residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $5,881,706 and $9,171,547 at June 30, 2000 and 1999, respectively.

At June 30, 2000, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated unguaranteed residual value, net of allowances, is as follows:

                                                     Estimated
                                      Minimum      unguaranteed
 Years ending                      lease payments    residual
   June 30,                          receivable       value         Total
 ------------                       -----------    -----------   -----------
    2001                            $30,860,139    $18,096,914   $48,957,053
    2002                             12,504,546     11,786,613    24,291,159
    2003                              7,182,303      5,817,353    12,999,656
    2004                              3,594,066      3,287,115     6,881,181
    2005                              1,090,846      1,121,368     2,212,214
 Thereafter                              68,958        124,397       193,355
                                    -----------    -----------   -----------
                                     55,300,858     40,233,760    95,534,618

 Less unearned income              (  6,189,808)  (  8,700,208) ( 14,890,016)
                                    -----------    -----------   -----------
 Net investment in capital leases   $49,111,050    $31,533,552   $80,644,602
                                    ===========    ===========   ===========

Included with unearned income on the estimated unguaranteed residual value is unearned income from assigned leases.

                              AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.84% to 12.87%. Maturities of such obligations at June 30, 2000 are as follows:

              Years ending                             Capital
                June 30,                               leases
              ------------                          ------------
                   2001                             $ 91,524,678
                   2002                               49,723,213
                   2003                               22,560,076
                   2004                               10,692,921
                   2005                                3,626,943
                Thereafter                                75,006
                                                    ------------
          Total nonrecourse debt                     178,202,837
          Deferred interest income                    18,574,999
                                                    ------------
          Discounted lease rentals
           assigned to lenders                      $196,777,836
                                                    ============

At June 30, 2000, deferred interest expense of $18,574,999 is amortized against direct financing revenues related to the Company's discounted lease rentals assigned to lenders of $196,777,836 using the effective yield method.

Note 4 - Income Taxes:
----------------------
The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. From time to time, the Company is audited by various governmental taxing authorities. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

    The provision for income taxes is summarized as follows:

                                              Years ended June 30,
                                     ----------------------------------------
                                        2000          1999           1998
                                     -----------   -----------    -----------
   Current tax expense:
    Federal                          $17,706,775   $ 7,999,798    $ 7,697,441
    State                              3,367,876     2,075,000      2,200,000
                                     -----------   -----------    -----------
                                      21,074,651    10,074,798      9,897,441
                                     -----------   -----------    -----------

   Deferred tax (benefit) expense:
    Federal                         (  7,182,517)    1,808,191      2,620,156
    State                           (  1,366,134)      469,011         31,403
                                     -----------   -----------    -----------
                                    (  8,548,651)    2,277,202      2,651,559
                                     -----------   -----------    -----------
                                     $12,526,000   $12,352,000    $12,549,000
                                     ===========   ===========    ===========

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS


Deferred income tax liabilities (assets) are comprised of the following:

                                                    June 30,
                                          ----------------------------
                                             2000             1999
                                          -----------      -----------
  Deferred income tax liabilities:
   Tax operating leases                   $24,746,116      $32,747,022
   Deferred selling expenses                2,411,499        3,760,334
                                          -----------      -----------
     Total liabilities                     27,157,615       36,507,356
                                          -----------      -----------

  Deferred income tax assets:
   Allowances and reserves               (  1,947,213)    (  3,025,280)
   Minimum tax credits/carryforwards     (    759,459)    (  1,750,000)
   Depreciation other than on
    operating leases                     (    532,791)    (    463,264)
   State income taxes                    (  1,178,757)    (    726,250)
                                          -----------      -----------
     Total assets                        (  4,418,220)    (  5,964,794)
                                          -----------      -----------
  Net deferred income taxes                22,739,395       30,542,562
  Income taxes payable (receivable)         7,531,536     (  1,137,000)
                                          -----------      -----------
  Net deferred income tax liabilities     $30,270,931      $29,405,562
                                          ===========      ===========

The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

                                               Years ended June 30,
                                             ------------------------
                                             2000      1999      1998
                                             ----      ----      ----
  Federal statutory rate                     35.0%     35.0%     35.0%
  State tax, net of federal benefit           4.6       4.6       4.6
  Other                                     ( 1.1)    ( 1.1)    (  .1)
                                             ----      ----      ----
    Effective rate                           38.5%     38.5%     39.5%
                                             ====      ====      ====

Note 5 - Capital Structure:
---------------------------
In September 1986, the Board of Directors and stockholders approved an increase in the number of authorized shares of Common Stock to 40,000,000. The Board of Directors and stockholders further authorized the issuance of 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS

Stock as of June 30 of the fiscal year immediately preceding such fiscal year. Each grant or issuance under the 1995 Plan will be set forth in a separate agreement and will indicate, as determined by the stock option committee, the type, terms, vesting period and conditions of the award.

The following table summarizes the activity in the 1985 and 1995 Plans for the periods indicated:

                                            As of June 30,
                    ------------------------------------------------------------
                           2000                  1999                1998
                    -------------------  -------------------   -----------------
                               Weighted            Weighted             Weighted
                               average             average              average
                               exercise            exercise             exercise
                    Shares      price      Shares   price      Shares    price
                   ---------   --------  --------- ---------   -------  --------
Options
 outstanding at
 the beginning
 of the year       1,015,600    $ 8.35     938,350   $ 7.49    993,900  $ 6.97

Granted              149,000     11.80     195,250    14.19     64,750   17.18
Exercised         (    4,300)     8.69  (   55,300)    7.75   ( 78,100)   8.36
Canceled          (   37,300)    12.40  (   62,700)   14.27   ( 42,200)   8.26
                   ---------    ------   ---------   ------    -------  ------
Options
 outstanding at
 the end of
 the year          1,123,000    $ 8.67   1,015,600   $ 8.35    938,350  $ 7.49
                   =========    ======   =========   ======    =======  ======
Options
 exercisable         776,450               688,750             656,466
                   =========             =========             =======
Weighted
 average
 fair value of
 options granted   $     4.97            $    5.95             $  6.07
                   ==========            =========             =======

                                       As of June 30, 2000
                   -----------------------------------------------------------
                           Options outstanding            Options exercisable
                   -----------------------------------  ----------------------
                                 Weighted
                                  average
                                 remaining    Weighted                Weighted
                                contractual   average                 average
    Range of         Number        life       exercise     Number     exercise
 exercise prices   outstanding  (in years)     price     exercisable   price
----------------   -----------  ----------    --------   -----------  --------
$ 3.50  - $ 3.50      309,000         .21      $ 3.50      309,000     $ 3.50
  6.00  -   7.875     253,866        3.30        7.40      230,866       7.35
  8.00  -  10.50      170,834        4.25        9.53      148,334       9.60
 11.375 -  17.75      389,300        8.28       13.23       88,250      13.37
-----------------   ---------        ----      ------      -------     ------
$ 3.50  - $17.75    1,123,000        4.32      $ 8.67      776,450     $ 6.93
=================   =========        ====      ======      =======     ======

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS


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

                                     For the years ended June 30,
                                 2000            1999            1998
                             --------------------------------------------
Net earnings                  $20,009,330     $19,729,875     $19,219,626
Proforma compensation cost   (    274,212)   (    166,955)   (     48,266)
                              -----------     -----------     -----------
Proforma net earnings         $19,735,118     $19,562,920     $19,171,360
                              ===========     ===========     ===========
Proforma Basic EPS            $      1.70     $      1.65     $      1.62
                              ===========     ===========     ===========
Proforma Diluted EPS          $      1.65     $      1.59     $      1.55
                              ===========     ===========     ===========

Since the FASB No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998.

                            For the years ended June 30,
                              2000      1999      1998
                              -------------------------
Risk free interest rate       6.25%     5.88%     5.47%
Option life (in years)           5         5         5
Dividend yield                1.60%     1.00%     1.00%
Volatility                   43.90%    42.23%    33.29%

Note 6 - Commitments and Contingencies:
---------------------------------------
Leases
------
The Company leases its corporate offices under operating leases which expire in fiscal 2002 and 2003. Rent expense was $972,276, (2000), $995,075 (1999) and $774,165 (1998).

Future minimum lease payments under the operating leases are as follows:

          Years ending                        Future minimum
            June 30,                          lease payments
          ------------                        --------------
              2001                              $  904,535
              2002                               1,100,120
              2003                                 690,703
                                                ----------
                                                $2,695,358
                                                ==========

                             AMPLICON, INC.

                      NOTES TO FINANCIAL STATEMENTS


Litigation
----------
The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan
-----------
Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions during the years ended June 30, 2000, 1999, and 1998 of $118,521, $105,379 and $107,172, respectively.

Note 7- Selected Quarterly Financial Data (Unaudited):
------------------------------------------------------
Summarized quarterly financial data for the fiscal years ended June 30, 2000 and 1999 is as follows:

                                            Three  months ended
                          ---------------------------------------------------
                          September 30,   December 31,   March 31,   June 30,
                          -------------   ------------   ---------   --------
                               (In  thousands, except per share amounts)

     2000
--------------
Total revenues                $14,457       $20,340       $19,858    $25,459
Gross profit                   10,934        13,169        12,759     12,516
Net earnings                  $ 4,318       $ 5,285       $ 5,337    $ 5,069

Basic earnings per
 common share                 $   .36       $   .46       $   .46    $   .44
Diluted earnings per
 common share                 $   .35       $   .44       $   .45    $   .43

Dividends declared per
 common share                 $   .04       $   .04       $   .04    $   .04

                                         Three  months ended
                          ---------------------------------------------------
                          September 30,   December 31,   March 31,   June 30,
                          -------------   ------------   ---------   --------
                               (In thousands, except per share amounts)

     1999
--------------
Total revenues                $14,967       $19,775       $16,868    $19,561
Gross profit                   12,171        12,743        11,928     12,152
Net earnings                  $ 4,574       $ 5,291       $ 4,753    $ 5,112

Basic earnings per
 common share                 $   .38       $   .44       $   .41    $   .43
Diluted earnings per
 common share                 $   .37       $   .42       $   .39    $   .42

Dividends declared per
 common share                 $   .04       $   .04       $   .04    $   .04

                             AMPLICON, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

     (3) Exhibits:
          See Index to Exhibits filed as part of this Form 10-K   31-33

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the fourth quarter of fiscal 2000.

                             AMPLICON, INC.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMPLICON, INC.

  By  S. Leslie Jewett/s/                     Date: October 9, 2000
      -------------------
      S. Leslie Jewett

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

      Signature                     Title                        Date
--------------------    --------------------------------    ---------------
Patrick E. Paddon/s/    President, Chief Executive          October 9, 2000
--------------------
Patrick E. Paddon        Officer and Director

Glen T. Tsuma/s/        Vice President, Treasurer, Chief    October 9, 2000
----------------
Glen T. Tsuma            Operating Officer and Director

S. Leslie Jewett/s/     Chief Financial  Officer            October 9, 2000
-------------------
S. Leslie Jewett

Michael H. Lowry/s/     Director                            October 9, 2000
-------------------
Michael H. Lowry

Harris Ravine/s/        Director                            October 9, 2000
----------------
Harris Ravine

                             AMPLICON, INC.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   Additions
                       Balance     charged to    Accounts      Balance
                      beginning    costs and     written      at end of
Classifications       of period     expenses       off         period
---------------       ----------   ----------   ----------   ----------
Year ended
 June 30, 1998:
---------------
Allowance for
 doubtful accounts    $1,695,442   $        -   $        -   $1,695,442
Allowance for
 valuation of
 unguaranteed
 residual value       $1,394,274   $        -   $  120,481   $1,273,793

Year ended
 June 30, 1999:
---------------
Allowance for
 doubtful accounts    $1,695,442   $1,300,000   $  337,311   $2,658,131
Allowance for
 valuation of
 unguaranteed
 residual value       $1,273,793   $1,776,054   $  233,571   $2,816,276

Year ended
 June 30, 2000:
---------------
Allowance for
 doubtful accounts    $2,658,131   $1,277,000   $  990,338   $2,944,793
Allowance for
 valuation of
 unguaranteed
 residual value       $2,816,276   $  233,054   $1,653,947   $1,395,329

Note: The allowance for doubtful accounts includes balances related to receivables, capital leases and operating leases described in Notes 1, 2 and 3 of the Notes to Financial Statements.

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                   Page No.
--------------------------------------------------------------------------
  3.1          Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1
               File No. 33-9094 (the "Registration Statement on
               Form S-1"))

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

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                   Page No.
--------------------------------------------------------------------------
 10.7          Master Agreement for Rental Payment Purchase
               Transactions, dated as of February 27, 1990, between the Company and Security Pacific Credit Corporation (incorporated by reference to Exhibit 10.7 to the Registrant's 1990 Form 10-K)

 10.8 Credit Agreement, dated as of April 13, 1990 (the "Credit Agreement"), between the Company and Security Pacific National Bank (now Bank of America National Trust and Savings Association, and together with Security Pacific National Bank, "Bank of America") (incorporated by reference to Exhibit 10.8 to the Registrant's 1990 Form 10-K)

 10.9          First Amendment to the Credit Agreement, dated
               November 19, 1990, between the Company and Bank of America (incorporated by reference to Exhibit 10.9 to the Registrant's 1991 Form 10-K)

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

                             AMPLICON, INC.

                            INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit                   Page No.
--------------------------------------------------------------------------
 10.16 Security Agreement dated as of December 23, 1993 and all amendments C, D, & E, dated April 19, 1994,
               July 18, 1994 and August 30, 1994, respectively between the Company and The CIT Group/Equipment
               Financing, Inc. (incorporated by reference to Exhibit
               10.16 to the Registrant's 1994 Form 10-K)

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

 10.21 Amendment One to Business Loan Agreement, dated as of December 20, 1999, between the Company and Bank of America (incorporated by reference to Exhibit 10.21 to the Registrant's December 31, 1999 Form 10-Q)