Form 10-Q
period 2000-09-30
AMPLICON INC
filed 2000-11-14
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


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

                                   Yes     X      No

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 31, 2000 was 11,392,328.

                             AMPLICON, INC.

                                  INDEX


                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER
-----------------------------                                   ------
Item 1. Financial Statements

     Balance Sheets - September 30, 2000
     (unaudited) and June 30, 2000 (audited)                       3

     Statements of Earnings - Three months
     ended September 30, 2000 and 1999 (unaudited)                 4

     Statements of Cash Flows - Three months
     ended September 30, 2000 and 1999 (unaudited)                 5

     Notes to Financial Statements (unaudited)                     6

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7-8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           9

Signature                                                         10

                             AMPLICON, INC.

                             BALANCE SHEETS

                                                (UNAUDITED)       (AUDITED)

                                                September 30,     June 30,
ASSETS                                              2000            2000
------                                          ------------    ------------
Cash and cash equivalents                       $ 63,463,000    $ 92,540,000
Net receivables                                   14,890,000      12,747,000
Property acquired for transactions in process     40,317,000      25,909,000
Net investment in capital leases                  92,439,000      80,645,000
Net equipment on operating leases                      2,000           2,000
Other assets                                       1,428,000       1,236,000
Discounted lease rentals assigned to lenders     175,418,000     196,778,000
                                                ------------    ------------
                                                $387,957,000    $409,857,000
                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Accounts payable                               $  3,872,000    $  1,689,000
 Accrued liabilities                               5,617,000       5,590,000
 Customer deposits                                 8,767,000       8,345,000
 Nonrecourse debt                                175,418,000     196,778,000
 Income taxes payable, including
  deferred taxes                                  24,020,000      30,271,000
                                                ------------    ------------
                                                 217,694,000     242,673,000
                                                ------------    ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock; 2,500,000 shares
  authorized; none issued                                  -               -
 Common stock; $.01 par value;
 40,000,000 shares authorized;
 11,392,328 and 11,430,718
 issued and outstanding
 as of September 30, 2000 and
 June 30, 2000, respectively                         114,000         114,000
Additional paid in capital                         4,006,000       4,265,000
Retained earnings                                166,143,000     162,805,000
                                                ------------    ------------
                                                 170,263,000     167,184,000
                                                ------------    ------------
                                                $387,957,000    $409,857,000
                                                ============    ============

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF EARNINGS (UNAUDITED)

                                           Three Months Ended September 30,

                                                 2000            1999
                                              -----------     -----------
Revenues:
 Direct financing leases                      $ 4,266,000     $ 5,425,000
 Sales-type leases                              5,314,000       4,962,000
 Operating leases                                 289,000         491,000
                                              -----------     -----------
  Leasing revenues                              9,869,000      10,878,000

 Sales of leased property                       4,346,000       2,676,000
 Interest and other income                      1,415,000         903,000
                                              -----------     -----------
                                               15,630,000      14,457,000
                                              -----------     -----------
Costs:
 Sales-type leases                              2,154,000       1,634,000
 Operating leases                                       -          11,000
 Cost of leased property sold                   2,546,000       1,568,000
 Provision for credit losses                            -         310,000
                                              -----------     -----------
                                                4,700,000       3,523,000
                                              -----------     -----------
Gross profit                                   10,930,000      10,934,000

Selling, general and administrative
 expenses                                       4,497,000       3,913,000
                                              -----------     -----------
Earnings before income taxes                    6,433,000       7,021,000

Income taxes                                    2,477,000       2,703,000
                                              -----------     -----------
Net earnings                                  $ 3,956,000     $ 4,318,000
                                              ===========     ===========

Basic earnings per common share               $       .35     $       .36
                                              ===========     ===========

Diluted earnings per common share             $       .34     $       .35
                                              ===========     ===========
Dividends declared per common share
outstanding                                   $       .04     $       .04
                                              ===========     ===========
Weighted average common shares
outstanding                                    11,415,000      11,824,000
                                              ===========     ===========
Diluted common shares outstanding              11,496,000      12,216,000
                                              ===========     ===========

               The accompanying notes are an integral part
                     of these financial statements.

                             AMPLICON, INC.

                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three Months Ended September 30,
                                                    2000            1999
                                                 -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                     $ 3,956,000     $ 4,318,000
Adjustments to reconcile net earnings
 to cash flows provided by (used for)
 operating activities:
 Depreciation                                              -          11,000
 Interest accretion of estimated
  unguaranteed residual values                  (  1,178,000)   (  1,560,000)
 Decrease in estimated unguaranteed
  residual values                                  4,391,000       2,354,000
 Provision for credit losses                               -         310,000
 Net (decrease) increase in income
  taxes payable, including deferred
  taxes                                         (  6,251,000)      2,134,000
 Net (increase) decrease in net
  receivables                                   (  2,143,000)      4,953,000
 Net increase in property acquired
  for transactions in process                   ( 14,408,000)   (  2,156,000)
 Net increase (decrease) in accounts
  payable and accrued liabilities                  2,210,000    (  4,154,000)
 Increase in customer deposits                       422,000       1,466,000
                                                 -----------     -----------
Net cash (used for) provided by
 operating activities                           ( 13,001,000)      7,676,000
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in minimum
  lease payments receivable                     ( 14,170,000)      2,814,000
 Purchase of equipment on operating
  leases                                                   -    (    466,000)
 Net increase in other assets                   (    192,000)   (    102,000)
 Increase in estimated unguaranteed
  residual values recorded on leases            (    837,000)   (  1,451,000)
                                                 -----------     -----------
Net cash (used for) provided by
 investing activities                           ( 15,199,000)        795,000
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to repurchase common stock            (    453,000)   (  2,232,000)
 Dividends to stockholders                      (    456,000)   (    474,000)
 Proceeds from exercise of stock options              32,000          37,000
                                                 -----------     -----------
Net cash used for financing activities          (    877,000)   (  2,669,000)
                                                 -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS         ( 29,077,000)      5,802,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        92,540,000      59,337,000
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                       $63,463,000     $65,139,000
                                                 ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net decrease in lease rentals assigned
 to lenders and related nonrecourse debt        ($21,360,000)   ($28,727,000)
                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                        $    23,000     $     7,000
                                                 ===========     ===========
 Income taxes                                    $ 8,728,000     $   569,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2000 and the statements of earnings and cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2001.

     Reclassifications
     -----------------
Certain reclassifications have been made to the first quarter of fiscal 2000 financial statements to conform with the presentation of the first quarter of fiscal 2001 financial statements.

NOTE 2- RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

The Company has reviewed the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", as amended by, Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", and determined that at this time these statements will not have a material impact on the financial statements of the Company.

                              AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General
-------
     Amplicon generates revenues from its leasing activities, the sale of leased property and from interest income earned on its cash and liquid investments. Direct financing lease revenues include interest income earned on the Company's investment in lease receivables and residuals and gains recognized on the sale of leases in which the Company retains no significant continuing interest. Revenues from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Revenues from operating leases generally involve the short-term rental of leased property.

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

Three Months Ended September 30, 2000 and 1999
----------------------------------------------
     REVENUES. Total revenues for the three months ended September 30, 2000 were $15,630,000, an increase of $1,173,000, or 8%, from the same quarter of the prior fiscal year. The increase in total revenues can be attributed to increases in sales of leased property of $1,670,000 and interest and other income of $512,000 offset by a decrease in leasing revenue of $1,009,000. The increase in sales of leased property was due to a higher volume of lease transactions coming to end of term where the leased property was sold to the lessee or a third party. The increase in interest and other income was due to maintaining higher levels of interest bearing cash and cash equivalents during the quarter.

     The 9% decrease in leasing revenues to $9,869,000 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 resulted from a decrease of $1,159,000 in direct financing revenues to $4,266,000 and a decrease of $202,000 in operating lease revenue to $289,000, offset by an increase of $352,000 in sales-type lease revenue to $5,314,000. The lower revenue earned from direct financing leases reflects a smaller investment in capital leases at the beginning of the year, when compared to the prior year, and the increased deferral of income on certain transactions, as the Company retained a significantly greater percentage of new leases in its own portfolio during the period. The increase in sales-type lease revenue can be attributed to an increase in revenue from lease extensions offset by decreased revenue from new lease transactions structured as sales-type leases. The decrease in operating lease revenue results from a decline in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the first quarter of fiscal 2001 decreased $4,000 to $10,930,000 when compared to the first quarter of fiscal 2000. The gross profit in the quarter ended September 30, 2000 benefited from increased income recognized from sales of leased property, higher interest income from cash investments and a lower provision for credit losses, which improvements were offset by decreased income from direct financing leases.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2000 were $4,497,000, an increase of $584,000, or 15%, when compared to the same quarter of the prior year. The increase in S,G&A expenses is primarily due to higher salary and benefit expenses, higher market development costs and costs related to the bank initiative.

     TAXES.   The  Company's tax rate  was 38.5% for the quarters  ending
September 30, 2000, and 1999 representing its estimated annual tax rate for the years ending June 30, 2001 and 2000.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                               (continued)

Liquidity and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer. At September 30, 2000, the Company had outstanding nonrecourse debt aggregating $175,418,000 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. In an effort to better utilize cash balances the Company has increased the level of new lease transactions held in its own lease portfolio. During the three months ended September 30, 2000, the Company increased its minimum lease payments receivable by $14,170,000.

     The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At September 30, 2000, the Company's investment in property acquired for transactions in process was $40,317,000, an increase of $14,408,000 when compared to June 30, 2000.

     The  Company  generally   funds  its equity  investments  in  leased
property and transactions in process with internally generated funds.

     In April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares of the Company's Common Stock. During the quarter ended September 30, 2000, the Company repurchased 47,500 shares at an aggregate cost of $453,000. As of September 30, 2000, 214,356 shares remain available under the April 1999 authorization.

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

                             AMPLICON, INC.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the three months ended September 30, 2000.

     (a) Exhibits

       None

                             AMPLICON, INC.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMPLICON, INC.
                                              Registrant

DATE: November 6, 2000                    BY: S. LESLIE JEWETT/s/
                                              -------------------
                                              S. LESLIE JEWETT
                                           Chief Financial Officer
                                          (Principal Financial and
                                             Accounting Officer)