Form 10-Q
period 2000-12-31
AMPLICON INC
filed 2001-02-12
CIK 803016

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

                                   Yes     X      No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of February 2, 2001 was 11,187,328.

                             AMPLICON, INC.

                                  INDEX

                                                                 PAGE
PART I. FINANCIAL INFORMATION                                   NUMBER
-----------------------------                                   ------
Item 1. Financial Statements

     Balance Sheets - December 31, 2000
     (unaudited) and June 30, 2000                                 3

     Statements of Earnings - Three and six months
     ended December 31, 2000 and 1999 (unaudited)                  4

     Statements of Cash Flows - Six months
     ended December 31, 2000 and 1999 (unaudited)                  5

     Notes to Financial Statements (unaudited)                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      7-9

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K                          10

Signature                                                         11

                             AMPLICON, INC.

                             BALANCE SHEETS

                                               (UNAUDITED)       (AUDITED)
                                               December 31,       June 30,
ASSETS                                             2000             2000
------                                         ------------     ------------
Cash and cash equivalents                      $ 44,905,000     $ 92,540,000
Net receivables                                  12,336,000       12,747,000
Property acquired for transactions
 in process                                      29,098,000       25,909,000
Net investment in capital leases                117,064,000       80,645,000
Net equipment on operating leases                     2,000            2,000
Other assets                                      1,387,000        1,236,000
Discounted lease rentals assigned
 to lenders                                     150,807,000      196,778,000
                                               ------------     ------------
                                               $355,599,000     $409,857,000
                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Accounts payable                              $  4,017,000     $  1,689,000
 Accrued liabilities                              5,275,000        5,590,000
 Customer deposits                                8,863,000        8,345,000
 Nonrecourse debt                               150,807,000      196,778,000
 Income taxes payable, including
  deferred taxes                                 15,094,000       30,271,000
                                               ------------     ------------
                                                184,056,000      242,673,000
                                               ------------     ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock 2,500,000 shares
  authorized; none issued                                 -                -
 Common stock; $.01 par value;
  40,000,000 shares authorized;
  11,187,328 and 11,430,718
  issued and outstanding,
  as of December 31, 2000 and
  June 30, 2000, respectively                       112,000          114,000
Additional paid in capital                        2,752,000        4,265,000
Retained earnings                               168,679,000      162,805,000
                                               ------------     ------------
                                                171,543,000      167,184,000
                                               ------------     ------------
                                               $355,599,000     $409,857,000
                                               ============     ============

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                    STATEMENTS OF EARNINGS (UNAUDITED)
                 (In thousands, except per share amounts)

                                  Three months ended        Six months ended
                                     December 31,             December 31,
                                  2000        1999         2000        1999
                                 -------------------      -------------------
Revenues:
 Direct financing leases         $ 4,382     $ 5,161      $ 8,648     $10,586
 Sales-type leases                 3,964       7,813        9,278      12,775
 Operating leases                    358         342          647         834
                                 -------     -------      -------     -------
 Leasing revenues                  8,704      13,316       18,573      24,195

Sales of leased property           6,162       5,981       10,508       8,657
Interest and other income          1,076       1,043        2,491       1,945
                                 -------     -------      -------     -------
                                  15,942      20,340       31,572      34,797
                                 -------     -------      -------     -------
Costs:
 Sales-type leases                 1,716       3,551        3,870       5,185
 Operating leases                      -          68            -          79
 Cost of leased property sold      3,712       3,252        6,259       4,820
 Provision of credit losses            -         300            -         610
                                 -------     -------      -------     -------
                                   5,428       7,171       10,129      10,694
                                 -------     -------      -------     -------

Gross profit                      10,514      13,169       21,443      24,103

Selling, general and
 administrative expenses           4,655       4,576        9,151       8,489
                                 -------     -------      -------     -------
Earnings before income taxes       5,859       8,593       12,292      15,614

Income taxes                       2,256       3,308        4,733       6,011
                                 -------     -------      -------     -------
Net earnings                     $ 3,603     $ 5,285      $ 7,559     $ 9,603
                                 =======     =======      =======     =======

Basic earnings per common
 share                           $   .32     $   .46      $   .66     $   .82
                                 =======     =======      =======     =======

Diluted earnings per common
 share                           $   .31     $   .44      $   .66     $   .80
                                 =======     =======      =======     =======
Dividends declared per
 common share outstanding        $   .04     $   .04      $   .08     $   .08
                                 =======     =======      =======     =======
Weighted average common
 shares outstanding               11,335      11,608       11,375      11,716
                                 =======     =======      =======     =======
Diluted common shares
 outstanding                      11,491      11,910       11,494      12,034
                                 =======     =======      =======     =======

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended December 31,
                                                    2000           1999
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                    $ 7,559,000    $ 9,603,000
Adjustments to reconcile net earnings
 to cash flows provided by (used for)
 operating activities:
 Depreciation                                             -         79,000
 Sale of equipment on operating leases              134,000              -
 Interest accretion of estimated
  unguaranteed residual values                 (  2,268,000)  (  3,098,000)
 Decrease in estimated unguaranteed
  residual values                                10,341,000      4,957,000
 Provision for credit losses                              -        610,000
 Net (decrease) increase in income taxes
  payable, including deferred taxes            ( 15,177,000)       468,000
 Net decrease (increase) in net
  receivables                                       411,000   (    729,000)
 Net (increase) decrease in property
  acquired for transactions in process         (  3,189,000)     8,273,000
 Net increase (decrease) in accounts
  payable and accrued liabilities                 2,013,000   (  5,135,000)
 Increase in customer deposits                      518,000        566,000
                                                -----------    -----------
Net cash provided by operating activities           342,000     15,594,000
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in minimum lease
  payments receivable                          ( 42,253,000)     2,484,000
 Purchase of equipment on operating leases                -   (    476,000)
 Net increase in other assets                  (    151,000)  (    274,000)
 Increase in estimated unguaranteed
  residual values recorded on leases           (  2,373,000)  (  3,073,000)
                                                -----------    -----------
Net cash used for investing activities         ( 44,777,000)  (  1,339,000)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to repurchase common stock           (  2,327,000)  (  3,233,000)
 Dividends to stockholders                     (    905,000)  (    936,000)
 Proceeds from exercise of stock options             32,000         37,000
                                                -----------    -----------
Net cash used for financing activities         (  3,200,000)  (  4,132,000)
                                                -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS        ( 47,635,000)    10,123,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       92,540,000     59,337,000
                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                      $44,905,000    $69,460,000
                                                ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to
 lenders and related nonrecourse debt          ($45,971,000)  ($24,193,000)
                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                       $    24,000    $    20,000
                                                ===========    ===========

 Income taxes                                   $19,910,000    $ 5,543,000
                                                ===========    ===========

               The accompanying notes are an integral part
                      of these financial statements.

                             AMPLICON, INC.

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1- BASIS OF PRESENTATION
-----------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10K.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2000 and the statements of earnings and cash flows for the three and six month periods ended December 31, 2000 and 1999. The results of operations for the six month period ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2001.

     Reclassifications
     -----------------
Certain reclassifications have been made to the second quarter of fiscal 2000 financial statements to conform with the presentation of the second quarter of fiscal 2001 financial statements.

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General
-------
     Amplicon generates revenues from its leasing activities, the sale of leased property and from interest income earned on its cash and liquid investments. Direct financing lease revenues include interest income earned on the Company's investment in lease receivables and residuals, and gains recognized on the sale of leases in which the Company retains no significant continuing interest. Revenues from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Revenues from operating leases generally involves the short-term rental of leased property.

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

Three Months Ended December 31, 2000 and 1999
---------------------------------------------
     REVENUES. Total revenues for the three months ended December 31, 2000 were $15,942,000, a decrease of $4,398,000, or 22%, from the same quarter of the prior year. The decreased revenues were the result of a decline in leasing revenues of $4,612,000, slightly offset by increases in sales of leased property of $181,000 and interest and other income of $33,000. The increase in interest and other income for the quarter ended December 31, 2000 to $1,076,000, as compared to $1,043,000 in the quarter ended December 31, 1999, was a result of the Company earning higher yields on interest bearing cash and cash equivalents. The increase in sales of leased property for the quarter ended December 31, 2000 to $6,162,000, as compared to $5,981,000 for the quarter ended December 31, 1999 was the result of an increase in the volume of leased property sales.

     The 35% decrease in leasing revenues to $8,704,000 for the second quarter of fiscal 2001 resulted from a decrease of $3,849,000 in sales-type lease revenue to $3,964,000, and a decrease of $779,000 in direct finance revenue to $4,382,000, offset by a slight increase of $16,000 in operating lease revenue to $358,000. The reduction in direct financing revenue can be attributed to lower revenue from new lease transactions and lower unearned income recognized from residual investments and assigned capital leases, offset by an increase in interest income earned on the investment in lease receivables held in the Company's own portfolio. The decrease in sales-type lease revenue is attributed to a decrease in revenue from new lease transactions structured as sales-type leases and a lower volume of lease extensions. The increase in operating lease revenue results from an increase in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the second quarter of fiscal 2001 decreased $2,655,000, or 20%, to $10,514,000 when compared to the second quarter of fiscal 2000. The lower gross profit reflected decreased income recognized from the re-lease or sale of leased property and from new lease transactions, which was offset slightly by a lower provision for credit losses. The lower income earned from new lease transactions during the second quarter of fiscal 2001 primarily reflects the increased deferral of income on certain lease transactions due to the fact that the Company retained a significantly greater percentage of new lease transactions in its own lease portfolio during the second quarter of fiscal 2001.

                               (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                               (continued)

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2000 were $4,655,000, an increase of $79,000, or 2%, when compared to the same quarter of the prior year. The increase in S, G & A expenses results from higher salary and benefit expenses related to the growth in the size of the sales organization, higher market development costs, and costs related to the bank initiative, offset by a decline in legal and general expenses.

     TAXES.   The  Company's tax rate  was 38.5% for the quarters  ending
December 31, 2000, and 1999 representing its estimated annual tax rate for the years ending June 30, 2001 and 2000.

Six Months Ended December 31, 2000 and 1999
-------------------------------------------
     REVENUES. Total revenues for the six months ended December 31, 2000 were $31,572,000 compared to $34,797,000 for the six months ended December 31, 1999, a decrease of $3,255,000. The decline in revenues reflects  a  decrease  of  $5,622,000, or  23%,  in  leasing  revenue  to
$18,573,000  for  the  six months ended December  31,  2000  compared  to
$24,195,000 for the same period of the prior year. Offsetting the decline in leasing revenues were increases in sales of leased property of $1,851,000 to $10,508,000 and interest and other income of $546,000 to $2,491,000.

     The decrease in leasing revenue for the first six months of fiscal 2001, when compared to the same period of the prior year, reflects a decrease of $1,920,000, or 18%, in revenue from direct financing leases to $8,648,000, a decrease of $3,497,000, or 27%, in sales-type lease revenue to $9,278,000 and a decrease of $187,000 in operating lease revenue. The reduction in direct financing revenue can be attributed to lower unearned income recognized from residual investments and assigned capital leases and lower revenue from new lease transactions, offset by an increase in interest income earned on the investment in lease receivables held in the Company's own portfolio. The decline in sales-type revenue is primarily attributed to a decrease in new lease transactions structured as sales-type leases, and to a lower volume of lease extensions. The decline in operating lease revenue is attributable to a decrease in the volume of short term lease renewals.

     GROSS PROFIT. Gross profit for the six months ended December 31, 2000 decreased 11% to $21,443,000, compared to $24,103,000 for the six months ended December 31, 1999. The lower gross profit was primarily due to lower income recognized from new lease transactions, but also included lower income from the re-lease of leased property and from the Company's lease portfolio. These declines were offset by higher interest income from cash and cash equivalents and a smaller provision for credit losses. The lower income earned from new lease transactions during the first six months of fiscal 2001 reflects the increased deferral of income on certain leases as the percentage of these leases held in the Company's own portfolio increased significantly when compared to the first six months of fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 8%, or $662,000, to $9,151,000 for the six months ended December 31, 2000, compared to $8,489,000 for the same period of the prior year. The increase is the result of higher salary and benefit expenses related to the growth in the sales organization, higher market development costs and costs related to the bank initiative, offset by some decrease in legal and general expenses.

     TAXES.   The Company's tax rate  was 38.5% for the six months  ended
December 31, 2000 and 1999 representing its estimated annual tax rate for the years ending June 30, 2001 and 2000.

                              (continued)

                             AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                               (continued)

Liquidity and Capital Resources
-------------------------------
     The Company funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer. At December 31, 2000, the Company had outstanding nonrecourse debt aggregating $150,807,000 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the six months ended December 31, 2000, the Company increased its minimum lease payments receivable by $42,253,000. This increase primarily relates to new lease transactions being held in the Company's own lease portfolio.

     The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At December 31, 2000, the Company's investment in property acquired for transactions in process increased by $3,189,000 to $29,098,000 when compared to June 30, 2000.

     The Company generally funds its equity investments in leased property and transactions in process with internally generated funds.

     In April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares of the Company's Common Stock. During the six months ended December 31, 2000, the Company repurchased 252,500 shares at an aggregate cost of $2,327,000. As of February 2, 2001, 9,356 shares remain available under this authorization.

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

     There were no reports on Form 8-K for the three months ended December 31, 2000.

     (a) Exhibits

         None

                             AMPLICON, INC.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMPLICON, INC.
                                                Registrant



DATE: February 8, 2001                      BY: S. Leslie Jewett/s/
                                                -------------------
                                                S. Leslie Jewett
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)