Form 10-Q
period 2001-03-31
AMPLICON INC
filed 2001-05-11
CIK 803016

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_______________	to	______________
Commission File No.: 0-15641 AMPLICON, INC. (Exact name of registrant as specified in charter)
California (State or other jurisdiction of incorporation or organization)	95-3162444 (I.R.S. Employer Identification No.)
5 Hutton Centre Dr., Ste. 500 Santa Ana, California (Address of principal executive offices)	92707 (Zip Code)
Registrant's telephone number, including area code:	(714) 751-7551

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X	No___
The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of April 30, 2001 was 11,187,328.
AMPLICON, INC. INDEX
PART I. FINANCIAL INFORMATION	PAGE NUMBER
Item 1. Financial Statements
Balance Sheets - March 31, 2001 (unaudited) and June 30, 2000 (audited)
3
Statements of Earnings - Three months and nine months ended March 31, 2001 and 2000 (unaudited)
4
Statements of Cash Flows - Nine months ended March 31, 2001 and 2000 (unaudited)
5
Notes to Financial Statements (unaudited)
6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-10
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	11
Signature	12
AMPLICON, INC. BALANCE SHEETS
Assets	(UNAUDITED) March 31, 2001	(AUDITED) June 30, 2000
Cash and cash equivalents	$ 51,225,000	$ 92,540,000
Net receivables	10,694,000	12,747,000
Property acquired for transactions in process	25,292,000	25,909,000
Net investment in capital leases	117,568,000	80,645,000
Net equipment on operating leases	7,000	2,000
Other assets	1,320,000	1,236,000
Discounted lease rentals assigned to lenders	139,661,000	196,778,000
	$ 345,767,000	$ 409,857,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 842,000	$ 1,689,000
Accrued liabilities	6,695,000	5,590,000
Customer deposits	8,377,000	8,345,000
Nonrecourse debt	139,661,000	196,778,000
Income taxes payable, including deferred taxes	14,996,000	30,271,000
	170,571,000	242,673,000
Commitments and contingencies
Stockholders' equity:
Preferred stock 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 40,000,000 shares authorized; 11,187,328 and 11,430,718 issued and outstanding, as of March 31, 2001 and June 30, 2000, respectively	112,000	114,000
Additional paid in capital	2,752,000	4,265,000
Retained earnings	172,332,000	162,805,000
	175,196,000	167,184,000
	$ 345,767,000	$ 409,857,000
The accompanying notes are an integral part of these financial statements.
AMPLICON, INC. STATEMENTS OF EARNINGS (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended March 31,		Nine Months Ended March 31,
Revenues:	2001	2000	2001	2000
Direct financing leases	$ 5,005	$ 4,786	$ 13,653	$15,372
Sales-type leases	5,120	6,205	14,398	18,981
Operating leases	541	549	1,188	1,382
Leasing revenues
	10,666	11,540	29,239	35,735
Sales of leased property	5,070	7,129	15,578	15,786
Interest and other income	731	1,189	3,222	3,134
	16,467	19,858	48,039	54,655
Costs:
Sales-type leases	2,011	2,158	5,880	7,344
Operating leases	-	-	-	78
Cost of leased property sold	2,199	4,341	8,458	9,161
Provision of credit losses	400	600	400	1,210
	4,610	7,099	14,738	17,793
Gross profit
	11,857	12,759	33,301	36,862
Selling, general and administrative expenses	5,190	4,080	14,342	12,569
Earnings before income taxes	6,667	8,679	18,959	24,293
Income taxes	2,566	3,342	7,299	9,353
Net earnings
	$ 4,101	$ 5,337	$ 11,660	$ 14,940
Basic earnings per common share	$ .37	$ .46	$ 1.03	$ 1.28
Diluted earnings per common share	$ .36	$ .45	$ 1.02	$ 1.25
Dividends declared per common share outstanding	$ .04	$ .04	$ .12	$ .12
Weighted average common shares outstanding	11,187	11,557	11,313	11,663
Diluted common shares outstanding	11,242	11,898	11,410	11,988
The accompanying notes are an integral part of these financial statements.
AMPLICON, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,660,000	$ 14,940,000
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	-	79,000
Sales or lease of equipment previously on operating leases, net	134,000	-
Interest accretion of estimated unguaranteed residual values	(3,259,000)	(4,641,000)
Decrease in estimated unguaranteed residual values	14,918,000	11,275,000
Provision for credit losses	400,000	1,210,000
Net (decrease) increase in income taxes payable, including deferred taxes	(15,275,000)	595,000
Net decrease in net receivables	2,053,000	7,669,000
Net decrease (increase) in property acquired for transactions in process	617,000	(2,368,000)
Net increase (decrease) in accounts payable and accrued liabilities	258,000	(7,060,000)
Increase in customer deposits	32,000	1,376,000
Net cash provided by operating activities	11,538,000	23,075,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in minimum lease payments receivable	(45,815,000)	25,000
Purchase of equipment on operating leases	(5,000)	(673,000)
Net increase in other assets	(84,000)	(223,000)
Increase in estimated unguaranteed residual values recorded on leases	(3,301,000)	(3,712,000)
Net cash used for investing activities	(49,205,000)	(4,583,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to repurchase common stock	(2,327,000)	(3,488,000)
Dividends to stockholders	(1,353,000)	(1,397,000)
Proceeds from exercise of stock options	32,000	37,000
Net cash used for financing activities	(3,648,000)	(4,848,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,315,000)	13,644,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,540,000	59,337,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,225,000	$72,981,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related nonrecourse debt	($57,117,000)	($51,710,000)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 24,000	$ 20,000
Income taxes	$22,574,000	$ 8,758,000
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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2001 and the statements of earnings for the three and nine month periods and cash flows for the nine month periods ended March 31, 2001 and 2000. The results of operations for the nine month period ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2001.

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

The Company historically conducted its leasing business in a manner designed to minimize its credit exposures. However, over the past year, the Company has held an increasing percentage of lease transactions in its own portfolio. The Company is subject to risks through its investment in lease transactions in process, investment in lease receivables held in its own portfolio and residual investments. The Company establishes reserves to cover such risks and regularly reviews their adequacy considering levels of non-performing leases, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators.

Recent Developments

On April 3, 2001, the Office of the Comptroller of the Currency (the "OCC") granted a revised preliminary conditional approval to an application to organize a national bank (the "Bank"). The business purpose of the Bank will be to lease capital assets to businesses and organizations and to provide business loans to fund the purchase of capital assets that will be leased by third parties. The prospective lessees will be located throughout the United States and must meet the credit parameters established by the Bank. The Bank will gather deposits using the internet, telephones and direct mail from a centralized location. The Federal Deposit Insurance Corporation (the "FDIC") has already approved the Bank's application for Federal deposit insurance.

On April 23, 2001, the Board of Governors of the Federal Reserve Board (the "FRB") approved the Company's application to become a bank holding company through the acquisition of 100% of the Bank and to retain certain nonbanking businesses and thereby engage in certain nonbanking activities. The approval from the FRB is subject only to a fifteen day waiting period that expires on May 9, 2001. The preliminary approval from the OCC is subject to the Bank meeting certain regulatory requirements and conditions and the Bank may not begin the business of banking until final approval has been granted. The Bank believes that all regulatory conditions will be satisfied, and that final approval will be obtained within the next 30 days, at which time the Company will purchase the stock of the Bank and the Bank will commence operations. In connection with the purchase of the stock of the Bank, it is anticipated that the Company will take steps to reorganize itself as a bank holding company.

The acquisition of the Bank will subject the Company to additional risks and regulation. The purchase of the stock in the Bank will involve the investment by the Company of at least $20 million in cash and an on-going obligation to provide necessary capital and liquidity support. The Bank would be a start-up bank with no operations prior to the investment by the Company. The Bank would be subject to supervision and regulation by the OCC and the FDIC and the Company would become regulated and examined by the FRB. In addition, through its investment in the Bank, the Company would be assuming additional financial risks, including credit risk, liquidity risk and interest rate risk. The failure to manage these risks and obligations appropriately could have a material adverse effect on the Company's business, financial condition and results of operations.

(continued)

AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(continued)

Three Months Ended March 31, 2001 and 2000

REVENUES. Total revenues for the third quarter ended March 31, 2001 were $16,467,000, a decrease of $3,391,000, or 17%, from the same quarter of the prior year. The decrease was the result of decreases in sales of leased property of $2,059,000, interest and other income of $458,000 and leasing revenues of $874,000. The decrease in sales of leased property for the quarter ended March 31, 2001 to $5,070,000, as compared to $7,129,000 for the quarter ended March 31, 2000, can be attributed to a decrease in the volume of leased property sales. The decrease in interest and other income for the quarter ended March 31, 2001 to $731,000, as compared to $1,189,000, was the result of the Company maintaining lower levels of interest bearing cash and cash equivalents.

The 8% decline in leasing revenues to $10,666,000 for the third quarter of fiscal 2001, from $11,540,000 for the same quarter of the prior year, resulted from declines in sales-type lease revenue and operating lease revenue of $1,085,000 and $8,000, respectively, offset by a $219,000 increase in direct financing revenue. The increase in direct financing revenue can be attributed to an increase in interest income from the investment in lease receivables held in our own portfolio, offset by lower unearned income from residual investments and assigned capital leases. The decrease in sales-type lease revenue is attributed to a lower volume of lease extensions.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2001 decreased $902,000, or 7%, to $11,857,000 when compared to the third quarter of fiscal 2000. The lower gross profit reflects lower income recognized from the sale or re-lease of leased property, lower income from new lease transactions, and lower interest income from cash and cash equivalents, offset by higher interest income earned on the Company's lease portfolio. The lower income earned from new lease transactions during the third quarter of fiscal 2001 when compared to the same period of the prior year reflects the continued impact of deferring income on certain transactions as a result of the Company retaining a significantly greater percentage of new lease transactions in its own lease portfolio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2001 were $5,190,000, an increase of $1,110,000, or 27%, when compared to the same quarter of the prior year. The increase in S,G&A expenses is the result of higher salary and benefit expenses related to growth in the size of the sales organization and the impact of one-time charges related to legal and personnel matters.

TAXES. The Company's tax rate was 38.5% for the quarters ending March 31, 2001 and 2000, representing its estimated annual tax rate for the years ending June 30, 2001 and 2000.

Nine Months Ended March 31, 2001 and 2000

REVENUES. Total revenue for the nine months ended March 31, 2001 were $48,039,000 compared to $54,665,000 for the nine months ended March 31, 2000, a decrease of $6,616,000 or 12%. The decrease was primarily due to lower leasing revenues which declined $6,496,000, or 18%, to $29,239,000 for the nine months ended March 31, 2001, compared to $35,735,000 for the same period of the prior year. Interest and other income increased $88,000 to $3,222,000 for the nine month period ended March 31, 2001, compared to $3,134,000 for the same period of the prior year. Sales of leased property decreased $208,000 to $15,578,000 for the nine months ended March 31, 2001, compared to $15,786,000 for the same period of the prior year.

The decrease in leasing revenue for the nine months ending March 31, 2001 reflects a decrease in revenues from direct financing leases of $1,719,000, or 11%, to $13,653,000, and a decline in sales-type leases of $4,583,000, or 24%, to $14,398,000. The reduction in direct financing revenue can be attributed to lower unearned income recognized from residual investments and assigned capital leases resulting from a decline in such assets. The decrease in sales-type revenue is primarily attributed to decreased volume of lease extensions. Operating lease revenue decreased $194,000 to $1,188,000 for the nine months ended March 31, 2001, compared to $1,382,000 the same period of the prior year, due to a decrease in the volume of short term lease renewals.

(continued)

AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

(continued)

GROSS PROFIT. Gross profit for the nine months ended March 31, 2001 decreased $3,561,000, or 10% to $33,301,000 compared to $36,862,000 for the nine months ended March 31, 2000. The lower gross profit was primarily due to lower income recognized from new lease transactions during the nine months of fiscal 2001 compared to the nine months of fiscal 2000, and also reflected lower income from the re-lease of leased property. These declines were offset by a smaller provision for credit losses of $810,000. The lower income earned from new lease transactions during the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000, reflects the increased deferral of income as the Company retained a significantly greater percentage of new lease transactions in its own lease portfolio during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 14%, or $1,773,000, to $14,342,000 for the nine months ended March 31, 2001 compared to $12,569,00 for the same period of the prior year. This was primarily the result of higher salary and benefit expenses related to the growth in the sales organization and the impact of a one-time charges in the third quarter of fiscal 2001 related to legal and personnel matters.

TAXES. The Company's tax rate was 38.5% for the nine months ended March 31, 2001 and 2000, representing its estimated annual tax rate for the years ending June 30, 2001 and 2000.

Liquidity and Capital Resources

The Company generally funds its operating activities through nonrecourse debt and internally generated funds. Capital expenditures for leased property purchases are primarily financed by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer. At March 31, 2001, the Company had outstanding nonrecourse debt aggregating $139,661,000 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

From time to time, the Company retains leases in its own portfolio rather than assigning the leases to financial institutions. During the nine months ended March 31, 2001, the Company increased its minimum lease payments receivable by $45,515,000. This increase primarily relates to a greater volume and percentage of new lease transactions being held in the Company's own lease portfolio. During the nine months ended March 31, 2001, approximately 65.2% of the total dollar amount of new leases entered into by the Company were held in its own portfolio, compared to 20.3% during the full fiscal year ended June 30, 2000.

The Company will often make payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for such lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At March 31, 2001, the Company's investment in property acquired for transactions in process decreased by $617,000 to $25,292,000 when compared to June 30, 2000.

The Company generally funds its equity investments in leased property and transactions in process with internally generated funds. It is anticipated that the Company's purchase of the stock in the Bank will be funded with internally generated funds.

In April 1999, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 shares of the Company's Common Stock. During the nine months ended March 31, 2001, the Company repurchased 252,500 shares at an aggregate cost of $2,327,000. At April 27, 2001, 9,356 shares remained available under the April 1999 authorization. At a Board meeting on April 26, 2001, the Board of Directors authorized management to repurchase up to an additional 1,000,000 shares.

(continued)

AMPLICON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

At March 31, 2001, the Company's cash and cash equivalents were $51,225,000. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable capital needs.

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
There were no reports on Form 8-K for the three months ended March 31, 2001.
(a)	Exhibits none
AMPLICON, INC.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMPLICON, INC Registrant
DATE: May 11, 2001 BY:	S. Leslie Jewett /s/ Chief Financial Officer (Principal Financial and Accounting Officer)