Form 10-K
period 2001-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2001-10-01
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________	to	_______________
Commission File number 0-15641
CALIFORNIA FIRST NATIONAL BANCORP (Exact name of registrant as specified in its charter)
California			33-0964185
(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)
5 Hutton Centre Drive, Suite 250 Santa Ana, CA			92707
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(714) 436-6540
Securities registered pursuant to Section 12(b) of the Act:			None
Securities registered pursuant to Section 12(g) of the Act:			Common Stock
(Title of each class)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _______X________     No________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     _____________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 21, 2001 was $42,997,116.
Number of shares outstanding as of September 21, 2001: Common Stock 11,235,328 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

California First National Bancorp and Subsidiaries TABLE OF CONTENTS
PART I	PAGE
Item 1. Business	2-9
Item 2. Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9
PART II
Item 5. Market for Company's Common Equity and Related Stockholder Matters	10
Item 6. Selected Financial Data	11
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	14
Item 8. Financial Statements and Supplementary Data	15-30
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
PART III
Item 10. Directors and Executive Officers of the Registrant	31
Item 11. Executive Compensation	31
Item 12. Security Ownership of Certain Beneficial Owners and Management	31
Item 13. Certain Relationships and Related Transactions	31
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	32
Signatures Schedule II Exhibit Index	33 34 35-37

PART I

ITEM 1. BUSINESS

     California First National Bancorp (the "Company") is a bank holding company incorporated in California with leasing and bank subsidiaries based in Orange County, California. Effective on May 22, 2001, Amplicon, Inc., a California corporation ("Amplicon"), reorganized itself as a holding company. In doing so, California First National Bancorp, became the holding company and Amplicon became a wholly-owned subsidiary of the Company. The Company became a bank holding company on May 23, 2001 when it acquired all of the outstanding stock of California First National Bank ("CalFirst Bank" or the "Bank"). The Company has two leasing subsidiaries, Amplicon and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies"). The operations of CFLC did not commence until July 2, 2001. The leasing operations consist of the leasing and financing of computers, computer networks and other high technology assets through a centralized marketing program designed to offer cost-effective leasing alternatives. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration.

     The Company's banking subsidiary, CalFirst Bank, which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location. The Bank will lease capital assets to businesses and organizations and will provide business loans to fund the purchase of assets leased by third parties. It is anticipated that the operations of CalFirst Bank will not be profitable during this start-up phase and may have a material impact on the consolidated operating results of the Company.

Forward Looking Statements

     This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Factors that might affect forward-looking statements include, among other things: (i) general economic or industry conditions could be less favorable than expected, resulting in a reduced demand for capital assets, deterioration in credit quality, and a change in the allowance for credit losses; (ii) changes in the domestic interest rate environment could reduce interest income and could increase credit losses; (iii) CalFirst Bank is a start-up bank and may not attract or retain sufficient deposits at attractive interest rates to fund its lease portfolio, and therefore could require additional investment by the Company, produce lower lease growth and greater losses; (iv) security breaches, systems failures, computer viruses or other similar events could damage CalFirst Bank's reputation, or Internet banks in general, and inhibit the ability to raise deposits; (v) the conditions of the securities markets could change, adversely affecting the value or credit quality of the Company's assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (vi) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vii) catastrophic events could impair the Company's business operations or systems, or that of its lessees, resulting in losses; and (viii) all the above factors could impact the Company's ability to remain in compliance with commitments made to federal bank regulators in connection with the formation of CalFirst Bank. The result of these and other factors could cause a difference from expectations of the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for loan and lease losses. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Leasing Operations

     The Leasing Companies lease and re-market most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The Leasing Companies' leases are structured individually and can provide end-of-term options to accommodate a variety of objectives. Approximately 62% of the leases originated in fiscal 2001 involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Other major property groups included manufacturing equipment, furniture and fixtures, telecommunications systems, and point-of-sale systems.

     Computer Systems. The Leasing Companies concentrate on the market for computer networks and mid-range computers because this market is particularly receptive to leasing services. Advances in technology, including the rapidly expanding capabilities of personal computer systems and the growth of the Internet, have led to increased demand for more powerful systems and communications networks throughout the Leasing Companies' target markets. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products. Computer networks generally range in cost from $100,000 to $3,000,000. The Leasing Companies' leased property is used primarily by middle-market companies for centralized data processing, by subsidiaries and divisions of large companies to supplement mainframe computer systems, and by non-profit associations and institutions.

     The Leasing Companies lease computer systems and network products manufactured by Cisco Systems, Inc. ("Cisco"), Compaq Computer Company ("Compaq"), Dell Computer Company ("Dell"), Gateway 2000, Inc. ("Gateway"), International Business Machines Company ("IBM"), Hewlett-Packard Co. ("HP"), and Sun Microsystems, Inc. ("Sun"), among many others.

    Software. The Leasing Companies lease operating system software products and specialized application software packages. These application software packages typically range in cost from $50,000 to $1,000,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. The Leasing Companies lease software from vendors such as Microsoft Company, Oracle Company, J.D. Edwards & Company, PeopleSoft Inc., Geac Computer Company Limited, MSC Company, and SAP AG.

     Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by the Leasing Companies' existing and targeted customer base. Retail point-of-sale systems include those produced by IBM, Knogo Company, NCR Company ("NCR"), and Fujitsu Limited, while bank automated teller machines also have been procured from NCR. The telecommunications property leased by the Leasing Companies include digital private branch equipment, switching equipment and voice mail systems manufactured by Lucent Technologies, Siemens Business Communications Systems, Inc. and ITT Industries, as well as satellite tracking systems manufactured by Qualcomm Incorporated. The Leasing Companies also lease imaging systems, testing equipment, and copying equipment.

     Production Equipment and Other Personal Property. The Leasing Companies lease technology-related manufacturing and distribution management systems that include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. In addition, the Leasing Companies lease a wide variety of personal property in the "non-high technology" area, including machine tools, trucks and office furniture.

     Marketing Strategy

     The Leasing Companies market through a centralized marketing program and direct delivery channels, such as telephone, the Internet, facsimile and express mail. The marketing program includes a confidential database of current and potential users of business property; a training program to introduce new marketing employees to the Leasing Companies' marketing techniques, and an in-house computer and telecommunications system. The Leasing Companies have augmented their marketing programs through the development of interactive websites that enable prospective customers to review a lease agreement, calculate lease payments and submit a credit application on-line.

     The Leasing Companies implemented their current marketing systems after having determined that a centralized marketing program is more cost effective than field sales representatives. Marketing through the telephone or the Internet, rather than through field sales representatives, has enabled the Leasing Companies to limit selling, general and administrative expenses and, consequently, allows the Leasing Companies to offer more competitive rates to customers.

     The Leasing Companies identify potential customers through a variety of methods. The Leasing Companies purchase lists of target market participants and computer users from private sources, conducts direct mail and telephone campaigns to generate sales leads, and maintains proprietary records of contacts made with potential customers by its sales professionals. The Leasing Companies utilize prospect management software to enhance the productivity of their respective sales forces. Specific information about potential customers is entered into an on-line confidential database accessible to sales professional and their managers. As potential customers are contacted, the database is updated and supplemented with information about what computer and other property they are using, related lease expiration dates and any future system needs or replacement plans. The database allows sales professionals to identify efficiently the most likely purchaser or lessee of capital assets and to concentrate efforts on these prospective customers.

     The Leasing Companies' databases, combined with the respective prospect management software and an integrated in-house telecommunications system, permit the Leasing Companies' sales management to monitor account executive activity, daily prospect status and pricing information. The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible for the Leasing Companies to be responsive to their customers and prospects.

     Leasing Activities

    The Leasing Companies' leases are generally for terms ranging from two to five years. All of the Leasing Companies' leases are noncancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Leasing Companies retain ownership of the property they lease, and in the event of default by the lessee, the Leasing Companies or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the purchase option is not exercised by the original lessee, once the leased property is returned, the Leasing Companies will endeavor to locate a new lessee; however, if a new lessee cannot be located, then the Leasing Companies will seek to sell the leased property. The terms of the Leasing Companies' software leases are substantially similar to its equipment leases.

     The Leasing Companies conduct their leasing business in a manner designed to minimize their risk. The Leasing Companies do not purchase leased property until they have received a binding noncancelable lease from the customer. Historically, a substantial portion of the leases have been discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. During the fiscal years ended June 30, 2001 and 2000, 35.9% and 79.7%, respectively, of the total dollar amount of new leases entered into by the Leasing Companies were discounted to financial institutions. The institutional lender to which a lease has been assigned has no recourse against the Leasing Companies, unless the Leasing Companies are in default under the terms of the agreement by which the lease was assigned. The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, the Leasing Companies may not realize their residual investment in the leased property.

     Over the past two years, the Leasing Companies have retained an increasing number of lease transactions in their own portfolio that meet credit standards set by the Leasing Companies' credit committees. Some of these transactions are entered into where the value of the underlying leased property, or the credit profile of the lessee, is not acceptable to other financial institutions. Each of these transactions must meet or exceed certain credit or profitability requirements established, on a case by case basis, by the Leasing Companies' credit committee. In addition, the Leasing Companies invest in lease transactions which the Leasing Companies believe could be placed at a later date with nonrecourse lenders on a lease-by-lease basis or in a portfolio. At June 30, 2001 and 2000, the discounted minimum lease payments receivable related to leases maintained in the Leasing Companies' portfolio amounted to $95,251,262 and $49,111,050, respectively.

     The Leasing Companies often make payments to purchase leased property prior to the commencement of the lease and assignment to the nonrecourse debt source. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated to make rental payments directly to the Leasing Companies during the period that the transaction is in process, and generally is obligated to reimburse the Leasing Companies for all disbursements under certain circumstances. At June 30, 2001 and 2000, the Leasing Companies' investment in property acquired for transactions in process amounted to $20,489,995 and $25,909,137, respectively.

     The Leasing Companies monitor the performance of the leases held in their own portfolio as well as transactions in process. The Leasing Companies also monitor lease transactions assigned to lenders, if the Leasing Companies retain a residual investment in the leased property subject to the lease. As problems are identified, an allowance for doubtful accounts or allowance for valuation of unguaranteed residual value may be made. Management believes that appropriate levels of reserves have been estimated based upon factors and trends identified. Economic stagnation or reversals in the economy could give rise to increasing risk of credit losses and necessitate an increase in the required level of reserves. Over the past two fiscal years, the Leasing Companies have retained a significantly greater percentage of leases in their own portfolio, which creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Leasing Companies have historically experienced.

Banking Operations

     On May 23, 2001 the operations of CalFirst Bank commenced. The activity of the Bank has been limited during the start-up phase of operations and consequently minimal deposits have been established and no leases have been booked as of June 30, 2001.

     The Bank will be focused on gathering deposits from depositors nationwide, for the primary purpose of funding capital assets that will be leased to small and mid-sized companies, not-for-profit organizations, associations and both private and public educational institutions. The leasing assets will be generated through direct origination of leases by the Bank's own lease organization and through the purchase of lease receivables from other lessors, including the Leasing Companies. Pursuant to the Bank's operating plan, no more than 50% of its lease portfolio will represent purchases of lease receivables from the Leasing Companies.

    The Bank will be operated in much the same cost-efficient way that the Leasing Companies operate, intending to be a low cost producer through marketing its products and services directly to end users and offering quality customer service. The Bank believes that its operating costs generally will be lower than those of traditional "bricks and mortar" banks because it does not have the expense of a traditional branch network to generate deposits and conduct operations.

     Deposit Products

     To date, the Bank has not actively sought to attract deposits. The Bank plans to identify depositors through a variety of methods, including the Internet, direct mail, telephone campaigns, purchase of leads from private sources and print advertisements. The Bank offers two types of interest-bearing checking accounts, savings accounts and three (3) month to three (3) year certificates of deposit ("CDs") to taxable and IRA depositors. CDs will be offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank's expected lease portfolio. With leases generally providing for fixed rental rates, a matching fixed rate CD book should allow the Bank to minimize interest rate fluctuation risk. It is expected that the Bank will generally offer interest rates on deposit accounts that are higher than the national average.

     To open a new account, a customer can complete an on-line enrollment form on the Bank's Web site, or can call the Bank's toll-free customer service number and open an account telephonically. Signature cards and deposits are then mailed to the Bank. Customers can make deposits by wire transfer, via direct deposit programs, or by mail. No teller line is maintained. The Bank's customers have 24-hour access to account information. Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers. They can also pay bills on-line. Each customer automatically receives a free ATM card upon opening an account. In order to obtain cash, the Bank's customers use other banks' automated teller machines that are affiliated with the Plus system. The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions. The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank's higher investment yields and lower banking fees.

     Leasing Operations

     The Bank plans to develop its lease portfolio through offering lease financing to the Leasing Companies, to non-affiliated leasing companies and through direct lease originations meeting the Bank's underwriting standards. The Bank will internally fund all Bank origination's and lease purchases, and consequently, the Bank retains the credit risk on such leases. The Bank's strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees which provide profitability and growth. The Bank's loan committee has established underwriting standards and criteria for the lease portfolio and will monitor the portfolio on an ongoing basis. The Bank will perform an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are originated.

     The Bank has also implemented policies and procedures for identifying and qualifying third-party lessors. In sourcing third-party lease originations, the Bank will target those seasoned leasing companies whose principals are determined to be reputable, ethical and experienced with positive leasing operations histories. The Bank's due diligence, including background checks, qualifications verification and credit evaluation of the lessor firm and its principals, is considered to be as important as that conducted for each lessee.

     The Bank lease origination operations are similar to that established in the Leasing Companies. The marketing strategy, types of leased property and lease terms will be similar. Unlike the Leasing Companies, however, the Bank does not plan to discount lease receivables related to Bank lease originations to other financial institutions, but will retain all lease receivables in its own portfolio. The Bank will own the underlying assets for these leases, and therefore will retain all residual interests related to lease originations.

     Through its lease purchase operations, the Bank will purchase lease receivables on a nonrecourse basis at fixed interest rates that reflect the proposed lessee's financial condition and current market conditions. The Bank will not be the lessor for these transactions, and the original lessor will retain ownership of any underlying asset, with the Bank taking a priority first lien position. The Bank will verify the completeness of each third-party lease prior to purchase, to confirm that all documentation is correct and held, that liens have been perfected, and legal documentation has been filed as appropriate.

     In addition to leases, the Bank will invest deposit funds in various investment securities. The securities portfolio will be comprised of federal funds sold, high-quality securities including United States agency obligations, mortgage pool securities, collateralized mortgage obligations, investment grade corporate bonds, and United States Treasury securities.

     Bank Operations

     The Bank's operations have been developed by outsourcing certain principal operational functions to leading bank industry service providers and by sharing established systems utilized by the Leasing Companies or the Company. Outsourced systems include the Bank's core processing and electronic banking system, electronic bill payment systems and depositary services, including item processing. The Bank believes it benefits from the service provider's expertise and economies of scale and investments in developing technology. A critical element to the Bank's success is the ability to provide secure transmission of confidential information over the Internet. The Bank's service providers utilize sophisticated technology to provide maximum security. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank's and service provider's systems. Systems are in place to detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring.

     The Leasing Companies provide certain services to the Bank, pursuant to a formal agreement, including servicing the Bank's lease portfolio on the Bank's behalf. The Leasing Companies, as servicer, and the Bank will maintain a delinquency reporting and monitoring system to identify potential problems in the lease portfolio early and address them in a timely manner.

Customers

     Leasing customers are primarily middle-market companies, subsidiaries and divisions of Fortune 1000 companies and organizations and institutions located throughout the United States with credit ratings acceptable to the Company's subsidiaries or lenders providing nonrecourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on all of its operations taken as a whole.

     The Bank's deposit customers are expected to be primarily individuals from across the nation who place a substantial portion of their savings in safe, often government-insured, investments. Such individuals are seeking to maximize their interest income and, therefore, more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

Competition

     The Company's subsidiaries compete for the lease financing of computer systems and networks, software, and other equipment with equipment brokers and dealers, other leasing companies, banks and other financial institutions and credit companies which are affiliated with equipment manufacturers, such as IBM, Dell, Compaq, Cisco and HP. The Company believes that there is increased competition for new business and that the competition is heightened during periods when vendors introduce significant new products or competition among vendors increases. If credit companies affiliated with manufacturers become more aggressive with respect to the financing terms offered, the Company's operations could be adversely affected. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than the Company. The Company believes the principal competitive factors in the industry which it serves are price, responsiveness to customer needs, flexibility in structuring lease financing arrangements, financial technical proficiency and the offering of a broad range of lease financing options.

     The Bank will be competing with other banks and financial institutions to attract deposits. As a new entity, the Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet banking.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB"). In addition to the regulation of the Company, the Bank is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency ("OCC"). The Bank's deposits are insured to $100,000 by the Federal Deposit Insurance Company ("FDIC") and the Bank is a member bank within the San Francisco Federal Reserve district.

     The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subjects the Company and the Bank to a number of laws and regulations. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspect of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. Many of these laws and regulations have undergone significant change in recent years. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

     Under FRB policy, the Company is expected to serve as a source of financial and managerial strength to the Bank and, under appropriate circumstances, to commit resources to support the Bank. Certain loans by the Company to the Bank would be subordinate in right of payment to deposits in, and certain other indebtedness of, the Bank.

     Among the regulations that affect the Company and the Bank are provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of loans or extensions of credit the Bank may make to affiliates and the amount of assets purchased from affiliates, except for transactions exempted by the Federal Reserve. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. The Bank and the Company must also comply with certain provisions designed to avoid the Bank buying low-quality assets. In its interpretation of Section 23A, the FRB has concluded that a bank is not making a loan or extension of credit to an affiliate if the bank's commitment to purchase the loan, or a participation therein, is obtained by the affiliate within the context of a proposed transaction, or series of proposed transactions, in anticipation of the affiliate's commitment to make such loan(s), and is based upon the bank's independent evaluation of the creditworthiness of the credit (12 C.F.R. 250.250 (FRRS.3-1133)). The Company believes the Bank's purchase of lease receivables from the Leasing Companies is exempt from volume restrictions if the Bank commitments are made in accordance with FRB exemption, 12 C.F.R.250.250. Notwithstanding this exemption, the Company has agreed with the FRB that the Bank's purchase of leases from the Leasing Companies will not exceed 50% of the Bank's lease portfolio. There are no assurances that future regulations or interpretations from the FRB will not limit further or prohibit the Bank's purchases of leases from the Leasing Companies.

     The Company and the Bank are subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. All services provided by the Company or its subsidiaries to the Bank will be in accordance with this provision.

     In connection with its approval of the Company's purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. These commitments included: (i) the Bank and the Company entering into a binding written agreement setting forth the Company's obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank's Board of Directors executing a binding written agreement with the OCC setting forth certain actions that the Bank would take if the Bank did not achieve certain operating results; (iii) during the first three years of operation, or until the Bank has reported four consecutive quarters of profitability, the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; (iv) the Company must comply with the regulations and interpretations implementing section 23A, including any amendment or modification to 12 C.F. R. 250.250; and (v) the Bank's purchases of leases from affiliates will represent no more than 50% of the Bank's lease portfolio.

     Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2001, the Company exceeded all these requirements by a significant amount.

     The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. As a condition of the approval to commence banking operations, for the first three years of the Bank's existence, the Bank is required to maintain a Tier 1 capital to adjusted total assets ratio, leverage ratio, of not less than eight percent. At June 30, 2001, the Bank had significant capital in excess of all minimum risk-based and leverage capital requirements.

     The principal source of cash flow to the Company, including cash flow to pay dividends on its common shares, is dividends from its subsidiaries and fees for services rendered to its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends or fees that may be paid to the Company by the Bank. The Company does not depend on the Bank for such amounts, and believes the Leasing Companies have sufficient cash flow and assets to meet the Company's requirements.

     On November 12, 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach") became law. Gramm-Leach significantly changes the regulatory structure and oversight of the financial services industry. Most importantly for the Company and the Bank, Gramm-Leach established new requirements for financial institutions to provide new privacy protections to consumers. In June of 2000, the Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. It requires a financial institution to provide notice to customers about its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to non-affiliated third parties, and provides an "opt-out" method for consumers to prevent the financial institution from disclosing that information to non-affiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001, and the Bank and the Company believe that they were in compliance at such date, and continue to be in compliance.

     The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the FRB. The FRB implements national monetary policies through its management of the discount rate, the money supply, and reserve requirements on bank deposits. Indirectly, such policies and actions may impact the ability of non-bank financial institutions to compete with the Bank. Monetary policies of the FRB have had, and will continue to have, a significant effect on the operating results of financial institutions. The nature and impact of any future changes in monetary or other policies of the FRB cannot be predicted.

     The laws, regulations and policies affecting financial services businesses are continually under review by Congress and state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

Employees

     The Company and its subsidiaries, as of June 30, 2001, had 147 employees, including 83 sales managers and account executives and 19 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     At June 30, 2001, the Company and its subsidiaries occupied approximately 49,000 square feet of office space in Santa Ana, California leased from an unaffiliated party. The lease which covers the majority of the office space provides for monthly rental payments which average $88,673 from July 2001 through February 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of California First National Bancorp trades on the NASDAQ National Market System under the symbol CFNB. The following high and low closing sale prices for the periods shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal year ended June 30, 2001

First Quarter	$14.500	$ 9.000
Second Quarter	12.250	9.063
Third Quarter	10.500	5.938
Fourth Quarter	12.440	5.625

Fiscal year ended June 30, 2000

First Quarter	$15.500	$12.000
Second Quarter	12.188	9.875
Third Quarter	12.500	10.250
Fourth Quarter	10.625	8.625

     The Company had approximately 55 stockholders of record and in excess of 500 beneficial owners as of September 21, 2001.

     After considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. For each of the fiscal years ended June 30, 2001, 2000 and 1999 the Company declared cash dividends totaling $.16 per common share.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data and operating information of the Company and its subsidiaries. Common share data has been adjusted for the Company's common stock dividend effective October 17, 1997. Certain reclassifications have been made to the fiscal years prior to 1999 to conform with that year's financial statement presentation. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.
	YEARS ENDED JUNE 30,
INCOME STATEMENT DATA	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Revenues:
Direct financing leases	$18,670	$18,738	$25,432	$25,609	$21,636
Sales-type leases	18,089	21,686	20,990	21,794	17,857
Operating leases	1,475	1,944	951	716	1,657
	38,234	42,368	47,373	48,119	41,150
Sales of leased property	22,939	33,190	21,794	17,066	22,301
Interest and other income	4,563	4,556	2,004	581	637
	65,736	80,114	71,171	65,766	64,088
Costs
Sales-type leases	6,716	8,251	7,005	7,881	9,406
Operating leases	5	137	86	28	111
Cost of leased property sold	12,566	20,837	12,011	6,765	6,661
Provision for credit losses	1,950	1,510	3,076	-	852
	21,237	30,735	22,178	14,674	17,030
Gross margin	44,499	49,379	48,993	51,092	47,058
Selling, general & administrative
expenses	18,724	16,844	16,911	19,323	21,041
Earnings before income taxes	25,775	32,535	32,082	31,769	26,017
Income taxes	9,923	12,526	12,352	12,549	10,277
Net earnings	$15,852	$20,009	$19,730	$19,220	$15,740

COMMON SHARE DATA

Basic earnings per share	$1.40	$1.72	$1.66	$1.63	$1.35
Diluted earnings per share	$1.39	$1.67	$1.60	$1.55	$1.31

Weighted average common
shares outstanding	11,284	11,617	11,854	11,800	11,689
Diluted common shares
outstanding	11,422	11,942	12,299	12,368	12,021
Cash dividends per share	$0.16	$0.16	$0.16	$0.16	$0.10

BALANCE SHEET DATA	AS OF JUNE 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)

Total assets	$336,666	$409,857	$466,769	$505,626	$482,235
Note payable to bank	-	-	-	-	10,000
Nonrecourse debt	121,000	196,778	263,462	297,227	288,682
Stockholders' equity	179,253	167,184	153,575	135,945	117,754
Book value per common share	$15.97	$14.63	$12.98	$11.49	$10.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

     For most of the three fiscal years ending June 30, 2001, the Company's only active subsidiary was Amplicon, and therefore, the results for such years are almost exclusively related to its operations. The Company's revenues were generated from its leasing activities, the sale of leased property and interest income earned on its cash and liquid investments. Direct financing lease revenues include interest income earned on the Company's investment in lease receivables and residuals and gains recognized on the sale of leases in which the Company retains no significant continuing interest. Revenues from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Revenues from operating leases generally involve the short-term rental of leased property.

     The volume of new lease transactions booked during the year ended June 30, 2001 was approximately $133 million, compared to $139 million in fiscal 2000 and $204 million during fiscal 1999. Of the new leases booked during the fiscal year ended June 30, 2001, approximately 51% were structured as "true leases", where the Company owns the leased asset at the end of the term, while 49% were structured as "conditional sale leases", where the lessee generally may purchase the property at a predetermined minimum amount at the end of the term. For true lease transactions, the Company books a residual that is an estimate for accounting purposes of the fair value of the leased property at lease termination. The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

     The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability of leased property being re-marketed through re-lease or sale, variations in the mix of lease originations, the credit quality of its portfolio and economic conditions in general.

     The Company conducts its leasing business in a manner designed to minimize its risks. However, the assumption of risk is a key source of earnings in the leasing industry and the Company is subject to risks through its investment in lease transactions in process, investment in lease receivables held in its own portfolio and residual investments. The Company establishes reserves to cover such risks and regularly reviews their adequacy considering levels of non-performing leases, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators.

Fiscal Years Ended June 30, 2001 and 2000

     REVENUES. Total revenues for the fiscal year ended June 30, 2001 were $65,735,556, a decrease of $14,378,139, or 18%, from the prior year. This change was the result of a decrease of $10,250,564 in sales of leased property and a decrease of $4,134,106 in leasing revenues. The decrease in sales of leased property was primarily due to a lower volume of lease transactions coming to end of term during fiscal 2001 where the leased property was sold to the lessee or a third-party.

     Leasing revenues declined by $4,134,106, or 10%, for the fiscal year ended June 30, 2001 compared to the fiscal year ended June 30, 2000. This reduction resulted from a decrease of $3,596,249, or 17%, in sales-type lease revenue to $18,089,457, and a decrease of $469,306 in operating lease revenue to $1,475,365. Direct financing revenue was essentially unchanged, reflecting the benefit from the larger lease portfolio held by the Company. The decrease in sales-type lease revenue can be attributed to a decrease in revenue related to new lease transactions structured as sales-type leases. The decrease in operating lease revenue can be attributed to a decrease in the volume of short-term lease renewals.

     GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2001 decreased by $4,880,083, or 10%, to $44,498,541, compared to $49,378,624 for the fiscal year ended June 30, 2000. The decline in gross profit primarily reflects lower income recognized from the sale or re-lease of leased property, and lower income from new lease transactions, offset by higher interest income from the lease portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended June 30, 2001 increased by $1,880,057, or 11%, as compared to the prior year. This increase is the result of higher salary and benefit expenses incurred during the first nine months of the fiscal year and the impact of accruals related to legal and personnel matters.

     TAXES. The Company's tax rate was 38.5% for the fiscal years ended June 30, 2001 and 2000, representing its estimated annual tax rates for each respective year.

Fiscal Years Ended June 30, 2000 and 1999

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

     Leasing revenues declined by $5,005,150, or 11%, for the fiscal year ended June 30, 2000 compared to the fiscal year ended June 30, 1999. This reduction resulted from a decrease of $6,694,100 in direct financing revenue to $18,738,101, offset by an increase of $695,571 in sales-type lease revenue to $21,685,706, and an increase of $993,379 in operating lease revenue to $1,944,671. The reduction in direct financing revenue can be attributed to lower interest income earned from a smaller investment in capital leases and lower revenue from the lower volume of new lease originations. The increase in sales-type lease revenue can be attributed to an increase in revenue from lease extensions, offset by a decrease in revenue related to new lease transactions structured as sales-type leases. The increase to operating lease revenue can be attributed to an increase in the volume of short-term lease renewals.

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

Liquidity and Capital Resources

     The Company funds its operating activities through internally generated funds and nonrecourse debt. The Company does not purchase property until it has received a noncancelable lease from its customer. Capital expenditures for leased property purchases are financed in part by assigning certain base term lease payments to banks or other financial institutions. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2001, the Company had outstanding nonrecourse debt aggregating $120,999,688 relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

     The Company also retains leases in its own portfolio rather than assigning the leases to financial institutions. Over the past two fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally. During the fiscal year 2001, the Company's net investment in capital leases increased by $35,643,310. This increase is the result of a $46,140,212 increase in the Company's investment in lease receivables offset by a $10,496,902 reduction in the investment in estimated unguaranteed residual values. The increase in minimum lease payments receivable is primarily due to more new lease transactions being retained in the Company's own portfolio. During the fiscal year ended June 30, 2001, approximately 64.1% of the total dollar amount of new leases entered into by the Company were held in its own portfolio, compared to 20.3% during fiscal 2000.

     The Company often makes payments to purchase leased property prior to the commencement of the lease and assignment to other financial institutions. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 2001, the Company's investment in property acquired for transactions in process was $20,489,995, a decrease of $5,419,142 from the level at June 30, 2000. This decrease was primarily due to the lower volume of new lease transactions in process during fiscal 2001.

     In April 1999 and April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 and 1,000,000 shares of common stock, respectively. During the year ended June 30, 2001, the Company repurchased 252,500 shares at an aggregate cost of $2,327,882. As of September 21, 2001, 9,356 and 1,000,000 shares, respectively, remain available under these authorizations.

     At June 30, 2001, the Company's cash and cash equivalents were $59,088,544. Of this amount, $19,220,000 was held by the Bank and was not available to fund the Company's other operations. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a nonrecourse basis) of anticipated lease payments will be sufficient to meet its foreseeable financing needs.

     Inflation has not had a significant impact upon the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk related to interest rate risk is currently not material because it does not have any interest bearing recourse debt, and at June 30, 2001 the Bank's deposits were immaterial. Nonrecourse debt does not represent any interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. The Company's primary interest rate risk relates to its cash investments, because as interest rates decrease, interest income will decrease, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will be lower. The only other interest rate risk the Company currently faces relates to the Bank's investment in federal funds sold and securities purchased under agreements to resell. This investment matures in less than ninety days and therefore the fair value approximates the carrying value. The interest rate on the investment was 3.98% at June 30, 2001.

     As the banking operations of the Company grow, the Company will be subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established for managing its interest rate risk.

California First National Bancorp and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

California First National Bancorp and Subsidiaries

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of California First National Bancorp

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of California First National Bancorp and subsidiaries, formerly Amplicon, Inc., at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Orange County, California

August 3, 2001

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
	June 30,
ASSETS	2001	2000
Cash and due from banks	$ 39,868,544	$ 92,539,572
Federal funds sold and securities purchased under agreements to resell	19,220,000	-
Total cash and cash equivalents (Note 1)	59,088,544	92,539,572
Security held to maturity (Note 1)	600,000	-
Net receivables (Note 2)	9,655,446	12,747,066
Property acquired for transactions in process (Note 1)	20,489,995	25,909,137
Net investment in capital leases (Note 3)	116,287,912	80,644,602
Property on operating leases, less accumulated depreciation of $65,558 (2001) and $74,566 (2000)	3,400	1,977
Income taxes receivable (Note 4)	8,197,721	-
Other assets	1,343,003	1,236,793
Discounted lease rentals assigned to lenders (Note 3)	120,999,688	196,777,836
	$ 336,665,709	$ 409,856,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 623,299	$ 1,688,706
Accrued liabilities	5,954,989	5,590,607
Deposits	70,200	-
Customer deposits	8,208,969	8,345,133
Nonrecourse debt (Note 3)	120,999,688	196,777,836
Income taxes payable - including deferred taxes, net (Note 4)	21,555,577	30,270,931
	157,412,722	242,673,213
Commitments and contingencies (Note 6)
Stockholders' equity (Note 5):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,227,328 (2001) and 11,430,718 (2000) issued and outstanding	112,273	114,307
Additional paid in capital	3,065,031	4,264,541
Retained earnings	176,075,683	162,804,922
	179,252,987	167,183,770
	$ 336,665,709	$ 409,856,983

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended June 30,
	2001	2000	1999
Revenues:
Direct financing leases	$18,669,550	$18,738,101	$25,432,201
Sales-type leases	18,089,457	21,685,706	20,990,135
Operating leases	1,475,365	1,944,671	951,292
Leasing revenues	38,234,372	42,368,478	47,373,628
Sales of leased property	22,939,040	33,189,604	21,794,078
Interest and other income	4,562,144	4,555,613	2,003,787
	65,735,556	80,113,695	71,171,493
Costs:
Sales-type leases	6,716,454	8,251,103	7,004,914
Operating leases	4,496	136,563	86,187
Cost of leased property sold	12,566,065	20,837,405	12,010,579
Provision for credit losses	1,950,000	1,510,000	3,076,054
	21,237,015	30,735,071	22,177,734
Gross profit	44,498,541	49,378,624	48,993,759
Selling, general and administrative expenses	18,723,351	16,843,294	16,911,884
Earnings before income taxes	25,775,190	32,535,330	32,081,875
Income taxes	9,923,000	12,526,000	12,352,000
Net income	$15,852,190	$20,009,330	$19,729,875
Basic earnings per common share	$ 1.40	$ 1.72	$ 1.66
Diluted earnings per common share	$ 1.39	$ 1.67	$ 1.60
Dividends declared per common share outstanding	$ .16	$ .16	$ .16
Weighted average common shares outstanding	11,283,718	11,617,102	11,854,441
Diluted common shares outstanding	11,422,154	11,941,754	12,299,171

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			Additional
	Common Stock		paid in	Retained
	Shares	Amount	Capital	earnings	Total

Balance, June 30, 1998	11,830,618	$118,306	$6,910,912	$128,915,643	$135,944,861
Shares issued -
Stock options exercised	55,300	553	427,797	-	428,350
Shares repurchased	(54,000)	(540)	(711,758)	-	(712,298)
Income tax benefit from
exercise of non-qualified
stock options	-	-	81,985	-	81,985
Dividends declared	-	-	-	(1,897,886)	(1,897,886)
Net earnings	-	-	-	19,729,875	19,729,875
Balance, June 30, 1999	11,831,918	118,319	6,708,936	146,747,632	153,574,887
Shares issued -
Stock options exercised	4,300	43	37,319	-	37,362
Shares repurchased	(405,500)	(4,055)	(2,481,714)	(2,096,470)	(4,582,239)
Dividends declared	-	-	-	(1,855,570)	(1,855,570)
Net earnings	-	-	-	20,009,330	20,009,330
Balance, June 30, 2000	11,430,718	114,307	4,264,541	162,804,922	167,183,770
Shares issued -
Stock options exercised	49,110	491	345,790	-	346,281
Shares repurchased	(252,500)	(2,525)	(1,545,300)	(780,057)	(2,327,882)
Dividends declared	-	-	-	(1,801,372)	(1,801,372)
Net earnings	-	-	-	15,852,190	15,852,190
Balance, June 30, 2001	11,227,328	$112,273	$3,065,031	$176,075,683	$179,252,987

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended June 30,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,852,190	$20,009,330	$19,729,875
Adjustments to reconcile net earnings to cash flows used for operating activities:
Depreciation	4,496	136,564	85,624
Sale or lease of property previously on operating leases, net	577	-	4,005
Interest accretion of estimated unguaranteed residual values	(4,126,939)	(5,969,816)	(6,616,611)
Decrease in estimated unguaranteed residual values	18,016,942	18,366,854	14,671,334
Provision for credit losses	1,950,000	1,510,000	3,076,054
Net (decrease) increase in income taxes payable, including deferred taxes	(8,715,354)	865,369	(530,483)
Net decrease (increase) in net receivables	2,991,620	10,037,441	(5,272,164)
Increase in income taxes receivable	(8,197,721)	-	-
Net decrease in property acquired for transactions in process	5,419,142	9,488,494	45,875,893
Net decrease in accounts payable and accrued liabilities	(701,025)	(5,540,346)	(19,658,475)
(Decrease) increase in customer deposits	(136,164)	837,811	(2,450,991)
Net cash provided by operating activities	22,357,764	49,741,701	48,914,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in minimum lease payments receivable	(47,590,212)	(4,678,114)	7,396,388
Purchase of property on operating leases	(6,496)	(730,004)	(98,166)
Net (increase) decrease in other assets	(106,210)	(74,814)	146,161
Estimated unguaranteed residual values recorded on leases	(3,793,101)	(4,656,176)	(10,031,661)
Purchase of security held-to-maturity	(600,000)	-	-
Net cash used for investing activities	(52,096,019)	(10,139,108)	(2,587,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to repurchase common stock	(2,327,882)	(4,582,239)	(712,298)
Dividends to stockholders	(1,801,372)	(1,855,570)	(1,897,886)
Proceeds from exercise of stock options	346,281	37,362	428,350
Net increase in deposits	70,200	-	-
Net cash used for financing activities	(3,712,773)	(6,400,447)	(2,181,834)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,451,028)	33,202,146	44,144,949
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,539,572	59,337,426	15,192,477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,088,544	$92,539,572	$59,337,426
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related nonrecourse debt	($75,778,148)	($66,683,964)	($33,764,730)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$24,562	$24,482	$57,695
Income taxes	$26,836,075	$11,660,631	$12,882,483

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

Effective on May 22, 2001, Amplicon, Inc., a California corporation ("Amplicon"), reorganized itself as a holding company. In doing so, California First National Bancorp (the "Company"), became the holding company and Amplicon became a wholly-owned subsidiary of the Company. California First National Bancorp and its subsidiaries have two principal lines of business, equipment leasing and banking. The Company leases high-technology and other capital assets to customers located throughout the United States. The Company is also engaged in the re-marketing of leased assets at lease expiration. The Company's banking subsidiary, California First National Bank, which commenced on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location, and will lease capital assets to businesses and organizations and provide business loans to fund the purchase of assets leased by third parties. The activity of the Bank has been limited during the start-up phase of operations and consequently minimal deposits have been established and no leases have been booked as of June 30, 2001.

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, California First National Bank and Amplicon. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents includes cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold all of which have initial maturities of less than ninety days. Included in cash and cash equivalents was $19,220,000 that was held by the Bank and was not available to fund the Company's other operations.

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell substantially identical securities. These agreements are classified as secured loans. Securities purchased under agreements to resell at June 30, 2001 consist of U.S. Treasury securities.

The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company's policy to not take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company's rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. At June 30, 2001, these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer.

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

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities

The Company purchased an investment security during the fiscal year ended June 30, 2001 which has been classified as held to maturity under the criteria established with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has stated the investment at cost and does not have any unrealized gain or loss on this investment.

Leases

     Capital Leases

New lease transactions are generally structured as direct financing leases or sales-type leases. The re-lease of property that has come off lease may be accounted for as a sales-type lease or as an operating lease, depending on the terms of the re-lease. Leased property that comes off lease and is re-marketed through a sale to the lessee or a third party is accounted for as sales of leased property.

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

The estimated unguaranteed residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination. The estimates are reviewed continuously to ensure reasonableness, however the amounts the Company may ultimately realize could differ from the estimated amounts.

The Company often assigns, on a nonrecourse basis, the minimum lease payments receivable to financial institutions at fixed interest rates. When leases are assigned to financial institutions, without recourse, the discounted value of the minimum lease payments receivable is recategorized on the balance sheet as discounted lease rentals assigned to lenders. The related obligations resulting from the discounting of the leases are recorded as nonrecourse debt. The unearned income related to the lease is reduced by the interest expense from the nonrecourse debt. In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize its residual investment in the leased property.

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

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserve for Credit Losses

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
	Years ended June 30,
	2001	2000	1999
Net earnings	$15,852,190	$20,009,330	$19,729,875
Weighted average number of common shares
outstanding assuming no exercise of outstanding options	11,283,718	11,617,102	11,854,441
Dilutive stock options using the treasury stock method	138,436	324,652	444,730
	11,422,154	11,941,754	12,299,171

Basic earnings per common share	$1.40	$1.72	$1.66
Diluted earnings per common share	$1.39	$1.67	$1.60

Recent Accounting Pronouncements

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not had any activity as defined in SFAS No. 133. The accounting requirements of SFAS No. 133 will be adopted for any future transactions entered into by the Company which would meet the criteria established under the statement.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (SFAS No 140). SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 125). SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, without amendment. The accounting requirements of SFAS No. 140 are effective for covered transactions occurring after March 31, 2001, and must be applied prospectively. The disclosure requirements for SFAS No. 140 are for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Company does not expect the impact of the accounting requirements of SFAS No. 140 to be material to its financial position or results of operations.

On July 20, 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. The provisions of SFAS 141 apply to all business combinations initiated or closed after June 30, 2001. SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements and provides that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142. The adoption of SFAS 141 and SFAS 142 will have no impact on the Company.

Reclassifications

Certain reclassifications have been made to the fiscal 1999 financial statements to conform with the presentation of the fiscal 2000 and 2001 financial statements.

Note 2 - Receivables:

The Company's net receivables consist of the following:

	June 30,
	2001	2000
Financial institutions	$2,964,365	$ 4,369,872
Lessees	6,567,995	8,252,717
Other	338,127	247,650
	9,870,487	12,870,239
Less allowance for doubtful accounts	(215,041)	(123,173)
Net receivables	$9,655,446	$12,747,066

Note 3 - Capital Leases:

The Company's net investment in capital leases consists of the following:

	June 30,
	2001	2000
Minimum lease payments receivable, less allowance for doubtful accounts of $2,143,942 in 2001 and $2,221,620 in 2000	$107,526,794	$55,300,858
Estimated unguaranteed residual value, less valuation allowance of $1,021,268 in 2001 and $1,395,329 in 2000	27,739,676	40,233,760
	135,266,470	95,534,618
Less unearned income	(18,978,558)	(14,890,016)
Net investment in capital leases	$116,287,912	$80,644,602

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum lease payments receivable and estimated unguaranteed residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $5,530,756 and $5,881,706 at June 30, 2001 and 2000, respectively.

At June 30, 2001, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated unguaranteed residual value, net of allowances, is as follows:
Years ending	Minimum lease payments	Estimated unguaranteed
June 30,	receivable	residual value	Total
2002	$54,883,904	$12,868,303	$ 67,752,207
2003	29,130,174	6,290,169	35,420,343
2004	14,190,374	6,159,554	20,349,928
2005	6,158,018	1,434,452	7,592,470
2006	1,867,475	847,110	2,714,585
Thereafter	1,296,849	140,088	1,436,937
	107,526,794	27,739,676	135,266,470
Less unearned income	(12,275,532)	(6,703,026)	(18,978,558)

Net investment in capital leases	$95,251,262	$21,036,650	$116,287,912

Included with unearned income on the estimated unguaranteed residual value is unearned income from assigned leases.

Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.85% to 12.50%. Maturities of such obligations at June 30, 2001 are as follows:
Years ending June 30,	Capital leases
2002	$ 55,472,977
2003	30,515,757
2004	16,087,806
2005	6,693,831
2006	972,767
Thereafter	-
Total nonrecourse debt	109,743,138
Deferred interest expense	1,256,550
Discounted lease rentals assigned to lenders	$120,999,688

At June 30, 2001, deferred interest expense of $11,256,550 is amortized against direct financing revenues related to the Company's discounted lease rentals assigned to lenders of $120,999,688 using the effective yield method.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income Taxes:

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

The provision for income taxes is summarized as follows:
	Years ended June 30,
	2001	2000	1999
Current tax expense:
Federal	$8,378,941	$17,706,775	$7,999,798
State	2,598,814	3,367,876	2,075,000
	10,977,755	21,074,651	10,074,798
Deferred tax (benefit) expense:
Federal	(805,058)	(7,182,517)	1,808,191
State	(249,697)	(1,366,134)	469,011
	(1,054,755)	(8,548,651)	2,277,202

	$9,923,000	$12,526,000	$12,352,000

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

Deferred income tax liabilities (assets) are comprised of the following:
	June 30,
	2001	2000
Deferred income tax liabilities:
Tax operating leases	$22,200,876	$24,746,116
Deferred selling expenses	2,267,610	2,411,499
Total liabilities	24,468,486	27,157,615
Deferred income tax assets:
Allowances and reserves	(1,144,160)	(1,947,213)
Minimum tax credits/carryforwards	(312,766)	(759,459)
Depreciation other than on operating leases	(546,398)	(532,791)
State income taxes	(909,585)	(1,178,757)
Total assets	(2,912,909)	(4,418,220)

Net deferred income taxes	21,555,577	22,739,395
Income taxes payable	-	7,531,536
Net deferred income tax liabilities	$21,555,577	$30,270,931

At June 30, 2001 the Company had an income taxes receivable balance of $8,197,721.

The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:
	Years ended June 30,
	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.6	4.6	4.6
Other	(1.1)	(1.1)	(1.1)
Effective rate	38.5%	38.5%	38.5%

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Capital Structure:

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

The following table summarizes the activity in the 1985 and 1995 Plans for the periods indicated:
	As of June 30,
	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	1,118,000	$ 8.66	1,015,600	$ 8.35	938,350	$ 7.49
Granted	642,000	8.61	144,000	11.80	195,250	14.19
Exercised	(49,110)	7.05	(4,300)	8.69	(55,300)	7.75
Canceled/expired	(456,450)	5.85	(37,300)	12.40	(62,700)	14.27
Options outstanding at the end of the year	1,254,440	$ 9.72	1,118,000	$ 8.67	1,015,600	$ 8.35

Options exercisable	493,790		776,450		688,750
Weighted average fair value of options granted	$ 4.02		$ 4.97		$ 5.95

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	As of June 30, 2001
	Options outstanding			Options exercisable
Range of Exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price	Number exercisable	Weighted average exercise price
$ 6.00 - $ 7.875	338,866	5.04	$ 6.94	213,866	$ 7.49
8.00 - 10.50	570,224	7.62	9.30	133,224	9.54
11.375 - 17.75	345,350	7.26	13.13	146,700	13.16
$ 6.00 - $17.75	1,254,440	6.82	$ 9.72	493,790	$ 9.73

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
	For the years ended June 30,
	2001	2000	1999
Net earnings	$15,852,190	$20,009,330	$19,729,875
Proforma compensation cost	(502,158)	(274,212)	(166,955)
Proforma net earnings	$15,350,032	$19,735,118	$19,562,920

Proforma Basic EPS	$ 1.36	$ 1.70	$ 1.65
Proforma Diluted EPS	$ 1.34	$ 1.65	$ 1.59

Since the FASB No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999.

	For the years ended June 30,
	2001	2000	1999
Risk free interest rate	4.97%	6.25%	5.88%
Option life (in years)	5	5	5
Dividend yield	1.60%	1.60%	1.00%
Volatility	57.88%	43.90%	42.23%

Note 6 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under operating leases which expire in fiscal 2002 and 2003. Rent expense was $929,131 (2001), $972,276, (2000) and $995,075 (1999).

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under the operating leases are as follows:
Years ending June 30,	Future minimum Lease payments
2002	$1,082,761
2003	690,703
$1,773,464

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions during the years ended June 30, 2001, 2000, and 1999 of $68,928, $118,521 and $105,379, respectively.

Note 7- Segment Reporting:

Effective May 23, 2001, the Company has two reportable segments, banking and leasing. For all periods prior thereto, there was only one segment, leasing. With only five and one-half weeks of operations, activity within the banking segment during fiscal 2001 was very limited. The assets of the bank, consisting primarily of the original capital invested by the Company, totaled $20,298,516 at June 30, 2001, with reportable net revenues for fiscal 2001 of $90,024 and net income of $5,213. All other assets of the Company were held by its leasing subsidiary, Amplicon, and all other revenue and net income of the Company was derived from the leasing operations.

Note 8- Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2001 and 2000 is as follows:
	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(In thousands except per share amounts)
2001
Total revenues	$15,630	$15,942	$16,467	$17,696
Gross profit	10,930	10,514	11,857	11,198
Net earnings	$3,956	$3,603	$4,101	$4,192

Basic earnings per common share	$0.35	$0.32	$0.37	$0.37
Diluted earnings per common share	$0.34	$0.31	$0.36	$0.37

Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2000
Total revenues	$14,457	$20,340	$19,858	$25,459
Gross profit	10,934	13,169	12,759	12,516
Net earnings	$4,318	$5,285	$5,337	$5,069

Basic earnings per common share	$0.36	$0.46	$0.46	$0.44
Diluted earnings per common share	$0.35	$0.44	$0.45	$0.43

Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

California First National Bancorp and Subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 27, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

California First National Bancorp and Subsidiaries

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           List of documents filed as part of this Report

               (1) Financial Statements

                    All financial statements of the Registrant as set forth under Part II
                    Item 8 of this report on Form 10-K

               (2) Financial Statement Schedules:
Schedule Number	Description	Page Number
II.	Valuation and Qualifying Accounts	34

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the financial statements and notes thereto.

               (3) Exhibits:

                    See Index to Exhibits filed as part of this Form 10-K                                                                      35-37

(b)           Reports on Form 8-K

There were two reports on Form 8-K filed during the fourth quarter of fiscal 2001. The first report filed on May 25, 2001 was regarding the reorganization of Amplicon, Inc. as a bank holding company to become California First National Bancorp, and the purchase of 100% of the stock of California First National Bank. The second report filed on June 8, 2001 was regarding the appointment of Danilo Cacciamatta as an outside director of the Board of Directors of California First National Bancorp.

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP
By S. Leslie Jewett/s/

Date: September 26, 2001

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
Signature	Title	Date
Patrick E. Paddon/s/ Patrick E. Paddon	President, Chief Executive Officer and Director	September 26, 2001
Glen T. Tsuma/s/ Glen T. Tsuma	Vice President, Chief Operating Officer and Director	September 26, 2001
S. Leslie Jewett/s/ S. Leslie Jewett	Chief Financial Officer	September 26, 2001
Michael H. Lowry/s/ Michael H. Lowry	Director	September 26, 2001
Harris Ravine/s/ Harris Ravine	Director	September 26, 2001
Danilo Cacciamatta/s/ Danilo Cacciamatta	Director	September 26, 2001

California First National Bancorp and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Additions charged to costs and expenses	Accounts written off	Balance at end of period
Year ended June 30, 1999:
Allowance for doubtful accounts	$1,695,442	1,300,000	(337,311)	$2,658,131
Allowance for valuation of unguaranteed residual value	$1,273,793	1,776,054	(233,571)	$2,816,276

Year ended June 30, 2000:
Allowance for doubtful accounts	$2,658,131	1,277,000	(990,338)	$2,944,793
Allowance for valuation of unguaranteed residual value	$2,816,276	233,000	(1,653,947)	$1,395,329

Year ended June 30, 2001:
Allowance for doubtful accounts	$2,944,793	1,550,000	(2,115,210)	$2,379,583
Allowance for valuation of unguaranteed residual value	$1,395,329	400,000	(774,061)	$1,021,268

Note: The allowance for doubtful accounts includes balances related to receivables, capital leases and operating leases described in Notes 1, 2 and 3 of the Notes to Financial Statements.

California First National Bancorp and Subsidiaries

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Page No.
2.1

Agreement of Merger dated as of May 22, 2001 among
       Amplicon, Inc., California First National Bancorp and
       CFNB Merger Sub (incorporated by reference to Exhibit 2.1
       to Registrant's Statement on Form 8-K dated May 25, 2001)

3.1	Articles of Incorporation of Amplicon, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 File No. 33-9094 (the "Registration Statement on Form S-1"))
3.2	Certificate of Amendment of Articles of Incorporation of Amplicon, Inc., filed April 15, 1988 (incorporated by reference to Exhibit 3.2 to Registrant's 1988 Form 10-K)
3.3	Bylaws of Amplicon, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1)
3.4	Amendment and Restatement of Article VI of the Bylaws of Amplicon, Inc. (incorporated by reference to Exhibit 3.4 to Registrant's 1988 Form 10-K)
3.5	Articles of Incorporation of California First National Bancorp (incorporated by reference to Exhibit 3.1 to Registrant's Statement on Form 8-K dated May 25, 2001)
3.6	Bylaws of California First National Bancorp (incorporated by reference to Exhibit 3.2 to Registrant's Statement on Form 8-K dated May 25, 2001)
10.1	1984 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form S-8 File No. 33-27283)
10.2

Master Agreement for Lease Arrangement Transactions,
       dated as of October 14, 1985, between Amplicon, Inc.
       and Chrysler Financial Company (incorporated
       by reference to Exhibit 10.4 to the Registration
       Statement on Form S-1)

10.3	Master Loan Agreement, dated as of July 18, 1986, between Amplicon, Inc. and General Electric Credit Company (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1)
10.4

Master Agreement for Rental Payment Purchase
       Transactions, dated as of July 8, 1982, between
       Amplicon, Inc. and Wells Fargo Bank, N.A. (incorporated
       by reference to Exhibit 10.6 to the Registration
       Statement on Form S-1)

California First National Bancorp and Subsidiaries

INDEX TO EXHIBITS
Exhibit No	Description of Exhibit	Page No.
10.5	Form of Assignment of Lease - Without Recourse between Amplicon, Inc. and the CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1)
10.6	Form of Assignment of Lease - Without Recourse between Amplicon, Inc. and Circle Business Credit, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1)
10.7

Master Agreement for Rental Payment Purchase
       Transactions, dated as of February 27, 1990, between
       Amplicon, Inc. and Security Pacific Credit Company
       (incorporated by reference to Exhibit 10.7 to the
       Registrant's 1990 Form 10-K)

10.8

Credit Agreement, dated as of April 13, 1990 (the "Credit Agreement"), between Amplicon, Inc. and Security Pacific National
       Bank (now Bank of America National Trust and
       Savings Association, and together with Security Pacific
       National Bank, "Bank of America") (incorporated by
       reference to Exhibit 10.8 to the Registrant's 1990 Form 10-K)

10.9	First Amendment to the Credit Agreement, dated November 19, 1990, between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.9 to the Registrant's 1991 Form 10-K)
10.10	Second Amendment to the Credit Agreement, dated December 17, 1991, between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.10 to the Registrant's 1992 Form 10-K)
10.11	Third Amendment to the Credit Agreement, dated February 25, 1992, between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.11 to the Registrant's 1992 Form 10-K)
10.12	Fourth Amendment to the Credit Agreement, dated April 27, 1992, between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.12 to the Registrant's 1992 Form 10-K)
10.13

Sublease Agreement and Amendment No. 1, dated October 31, 1990 and
       November 28, 1990, respectively, between Amplicon, Inc.
       and Griffin Financial Services (incorporated by reference
       to Exhibit 10.13 to the Registrant's 1992 Form 10-K)

10.14	Fifth Amendment to the Credit Agreement, dated June 28, 1993, between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.14 to the Registrant's 1993 Form 10-K)

California First National Bancorp and Subsidiaries

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Page No.
10.15	Business Loan Agreement, dated as of August 12, 1993, between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.15 to the Registrant's 1993 Form 10-K)
10.16

Security Agreement dated as of December 23, 1993
       and all amendments C, D, & E, dated April 19, 1994,
       July 18, 1994 and August 30, 1994, respectively
       between Amplicon, Inc. and the CIT Group/Equipment
       Financing, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's 1994 Form 10-K)

10.17	Amendment One to Business Loan Agreement, dated as of December 16, 1994, between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.17 to the Registrant's 1995 Form 10-K)
10.18

Amendment Two to Business Loan Agreement,
       dated as of January 23, 1996, between Amplicon, Inc.
       and Bank of America (incorporated by reference
       to Exhibit 10.18 to the Registrant's December 31, 1995
       Form 10-Q)

10.19	Business Loan Agreement dated as of December 23, 1997 between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.19 to the Registrant's December 31, 1997 Form 10-Q)
10.20	Office Lease dated September 17, 1997, between Amplicon, Inc. and GT Partners (incorporated by reference to Exhibit 10.20 to the Registrant's March 31, 1998 Form 10-Q)
10.21

Amendment One to Business Loan Agreement, dated as of December
       20, 1999, between Amplicon, Inc. and Bank of America
       (incorporated by reference to Exhibit 10.21
       to the Registrant's December 31, 1999 Form 10-Q)

10.22

Capital Assurances and Liquidity Maintenance Agreement between
       California First National Bancorp and California First National
       Bank, effective as of May 23, 2001 (incorporated by reference to
       Exhibit 10.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.23

Agreement by and between California First National Bank and the
       Office of the Comptroller of the Currency dated as of
       May 23, 2001 (incorporated by reference to Exhibit 10.2
       to Registrant's Statement on Form 8-K dated May 25, 2001)