Form 10-Q
period 2001-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2001-11-13
CIK 803016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	_________________	to ______________________

Commission File No.: 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in charter)
California	33-0964185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Hutton Centre Dr., Ste. 250 Santa Ana, California	92707
(Address of principal executive offices)	(Zip Code)

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

Yes    X       No

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 31, 2001 was 11,235,328.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

PART I. FINANCIAL INFORMATION	PAGE NUMBER
Item 1. Financial Statements
Consolidated Balance Sheets - September 30, 2001 and June 30, 2001................................................................................................................	3
Consolidated Statements of Earnings - Three months ended September 30, 2001 and 2000...........................................................................................	4
Consolidated Statements of Cash Flows - Three months ended September 30, 2001 and 2000...........................................................................................	5
Notes to Consolidated Financial Statements ................................................................................	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.................................................................................................................

7-9
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.........................................................................................................	9
Signature............................................................................................................................................................	10

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

ASSETS	(UNAUDITED) September 30, 2001	(AUDITED) June 30, 2001

Cash and due from banks	$ 35,946,000	$ 39,869,000
Federal funds sold and securities purchased under agreements to resell	18,685,000	19,220,000

Total cash and cash equivalents
	54,631,000	59,089,000
Security held to maturity	600,000	600,000
Net receivables	14,022,000	9,655,000
Property acquired for transactions in process	24,026,000	20,490,000
Net investment in capital leases	117,588,000	116,288,000
Net property on operating leases	1,000	3,000
Income taxes receivable	5,798,000	8,198,000
Other assets	1,283,000	1,343,000
Discounted lease rentals assigned to lenders	106,988,000	121,000,000

	$ 324,937,000	$ 336,666,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 1,247,000	$ 623,000
Accrued liabilities	3,960,000	5,955,000
Time and demand deposits	1,578,000	70,000
Customer deposits	8,367,000	8,209,000
Time and demand deposits	1,578,000	70,000
Income taxes payable, including deferred taxes, net	20,942,000	21,556,000

	143,082,000	157,413,000

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,235,328 (Sept. 2001) and 11,227,328 (June 2001 ) issued and outstanding	112,000	112,000
Additional paid in capital	3,128,000	3,065,000
Retained earnings	178,615,000	176,076,000

	181,855,000	179,253,000

	$ 324,937,000	$ 336,666,000

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended September 30,
	2001	2000
Revenues:
Direct financing leases	$ 4,575,000	$ 4,266,000
Sales-type leases	2,376,000	5,314,000
Operating leases	347,000	289,000

Leasing revenues	7,298,000	9,869,000
Sales of leased property	4,130,000	4,346,000
Interest and other income	1,256,000	1,415,000

	12,684,000	15,630,000

Costs:
Sales-type leases	983,000	2,154,000
Operating leases	2,000	-
Cost of leased property sold	1,538,000	2,546,000
Provision for credit losses	1,532,000	-

	4,055,000	4,700,000

Lease and interest income	8,629,000	10,930,000
Interest on time and demand deposits	6,000	-

Gross profit	8,623,000	10,930,000
Selling, general and administrative expenses	3,765,000	4,497,000

Earnings before income taxes	4,858,000	6,433,000
Income taxes	1,870,000	2,477,000

Net earnings	$ 2,988,000	$ 3,956,000

Basic earnings per common share	$ .27	$ .35

Diluted earnings per common share	$ .26	$ .34

Dividends declared per common share outstanding	$ .04	$ .04

Weighted average common shares outstanding	11,233,000	11,415,000

Diluted common shares outstanding	11,438,000	11,496,000

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 2,988,000	$ 3,956,000
Adjustments to reconcile net earnings to cash flows used for operating activities:
Sale of leased property previously on operating leases, net	2,000	-
Interest accretion of estimated unguaranteed residual values	(780,000)	(1,178,000)
Decrease in estimated unguaranteed residual values	3,005,000	4,391,000
Provision for credit losses	1,532,000	-
Net decrease in income taxes payable, including deferred taxes	(614,000)	(6,251,000)
Net increase in net receivables	(4,367,000)	(2,143,000)
Decrease in income taxes receivable	2,400,000	-
Net increase in property acquired for transactions in process	(5,036,000)	(14,408,000)
Net (decrease) increase in accounts payable and accrued liabilities	(1,371,000)	2,210,000
Increase in customer deposits	158,000	422,000

Net cash used for operating activities	(2,083,000)	(13,001,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(2,702,000)	(14,170,000)
Net decrease (increase) in other assets	60,000	(192,000)
Increase in estimated unguaranteed residual values recorded on leases	(855,000)	(837,000)

Net cash used for investing activities	(3,497,000)	(15,199,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,508,000	-
Payments to repurchase common stock	-	(453,000)
Dividends to stockholders	(449,000)	(456,000)
Proceeds from exercise of stock options	63,000	32,000

Net cash provided by (used for) financing activities	1,122,000	(877,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,458,000)	(29,077,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,089,000	92,540,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,631,000	$63,463,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in lease rentals assigned to lenders and related nonrecourse debt	($14,012,000)	($21,360,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,000	$23,000

Income taxes	$83,000	$8,728,000

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the readers have read or have access to the 2001 Annual Report on Form 10-K, which contains Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2001 and the statements of earnings and cash flows for the three month periods ended September 30, 2001 and 2000. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2002.

Reclassifications

Certain reclassifications have been made to the first quarter of fiscal 2001 financial statements to conform with the presentation of the first quarter of fiscal 2002 financial statements.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

On July 20, 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. The provisions of SFAS 141 apply to all business combinations initiated or closed after June 30, 2001. SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements and provides that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142. The Company does not expect the impact of the accounting requirements of SFAS No. 141 and SFAS No. 142 to be material to its financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 also requires that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51") to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management of the Company anticipates that the adoption of SFAS No. 144 will not have a significant effect on the Company's earnings or financial position.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

GENERAL

California First National Bancorp (the "Company") is a bank holding company. The Company has two leasing subsidiaries, Amplicon, Inc. ("Amplicon") and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies") that are involved in leasing and financing of computers, computer networks and other high technology assets. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration. The operations of CFLC did not commence until July 2, 2001. California First National Bank ("CalFirst Bank" or the "Bank"), which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

The Company generates revenues from its leasing activities, the sale of leased property and from interest income earned on its cash and liquid investments. Direct financing lease revenues include interest income earned on the Company's investment in lease receivables and residuals and gains recognized on the sale of leases in which the Company retains no significant continuing interest. Revenues from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Revenues from operating leases generally involve the short-term rental of leased property.

The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease bookings, the volume and profitability from re-marketing leased property through re-lease or sale, variations in the mix of lease originations, the credit quality of its lease portfolios and economic conditions in general.

The Company conducts its leasing business in a manner designed to minimize its risks. However, the assumption of risk is a key source of earnings in the leasing and banking industry and the Company is subject to risks through its investment in lease transactions in process, investment in lease receivables held in its own portfolio and residual investments. The Company establishes reserves to cover such risks and regularly reviews their adequacy considering levels of non-performing leases, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Total revenues for the three months ended September 30, 2001 were $12,684,000, a decrease of $2,946,000, or 19%, from the same quarter of the prior fiscal year. The decrease in total revenues when compared to the same quarter of the prior fiscal year can be attributed to a decrease in leasing revenue of $2,571,000, together with a slight decrease in sales of leased property of $216,000 and interest and other income of $159,000. The decrease in sales of leased property was due to a lower volume of lease transactions coming to end of term where the leased property was sold to the lessee or a third party. The decrease in interest and other income was due to maintaining lower levels of interest bearing cash and cash equivalents during the quarter.

The 26% decrease in leasing revenues to $7,298,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 resulted from a decrease of $2,938,000 in sales-type lease revenue to $2,376,000, offset slightly by increases in direct financing lease revenue of $309,000 to $4,575,000 and an increase in operating lease revenue of $58,000 to $347,000. The decrease in sales-type lease revenue can be attributed to a decrease in revenue from lease extensions together with decreased revenue from new lease transactions structured as sales-type leases. The increase in direct financing revenue can be attributed to an increase in interest income from a larger investment in lease receivables held in the Company's own portfolios, offset by lower unearned income from residual investments and assigned capital leases. The increase in operating lease revenue results from an increase in the volume of short-term lease renewals.

Gross Profit. Gross profit of $8,623,000 for the first quarter of fiscal 2002 decreased 21% when compared to $10,930,000 for the first quarter of the prior year. Gross profit in the quarter ended September 30, 2001 was primarily impacted by a significant increase in the provision for credit losses of $1,532,000 and lower income recognized from leases reaching their end of term, which were offset somewhat by increased income from direct financing leases. The

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(continued)

increased provision is directly attributable to the deterioration in the underlying credit of one large lease transaction in process.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2001 were $3,765,000, a decrease of $732,000, or 16%, when compared to the same quarter of the prior year. The decrease in S,G&A expenses is primarily due to lower salary and benefit expenses.

Taxes. The Company's tax rate was 38.5% for the quarters ending September 30, 2001, and 2000 representing its estimated annual tax rate for the years ending June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operating activities through nonrecourse debt, internally generated funds and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are often financed by assigning certain base term lease payments to banks or other financial institutions, including CalFIrst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer. At September 30, 2001, the Leasing Companies had outstanding nonrecourse debt aggregating $106,988,000 relating to property under capital leases. In the past, the Leasing Companies have been able to obtain adequate nonrecourse funding commitments, and believe they will be able to do so in the future.

In an effort to better utilize available cash balances, the Company has increased the level of new lease transactions held for the Company's benefit, rather than assigning the leases to financial institutions. The Company's minimum lease payments receivable increased $2,671,000 to $97,922,000 as of September 30, 2001 when compared to the $95,251,000 at June 30, 2001 and increased $34,641,000 as compared to $63,281,000 as of September 30, 2000.

The Company will often make payments to purchase leased property prior to the commencement of a lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At September 30, 2001, the Company's investment in property acquired for transactions in process was $24,026,000, an increase of $3,536,000 when compared to June 30, 2001.

In April 1999 and April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 and 1,000,000 shares of common stock, respectively. During the three months ended September 30, 2001, no shares were repurchased. As of November 9, 2001, 9,356 and 1,000,000 shares, respectively, remain available under these authorizations.

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

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(continued)

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Factors that might affect forward-looking statements include, among other things: (i) general economic or industry conditions could be less favorable than expected, resulting in a reduced demand for capital assets, deterioration in credit quality, and a change in the allowance for credit losses; (ii) changes in the domestic interest rate environment could reduce interest income and could increase credit losses; (iii) CalFirst Bank is a start-up bank and may not attract or retain sufficient deposits at attractive interest rates to fund its lease portfolio, and therefore could require additional investment by the Company, produce lower lease growth and greater losses; (iv) security breaches, systems failures, computer viruses or other similar events could damage CalFirst Bank's reputation, or Internet banks in general, and inhibit the ability to raise deposits; (v) the conditions of the securities markets could change, adversely affecting the value or credit quality of the Company's assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (vi) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vii) catastrophic events could impair the Company's business operations or systems, or that of its lessees, resulting in losses; and (viii) all the above factors could impact the Company's ability to remain in compliance with commitments made to federal bank regulators in connection with the formation of CalFirst Bank. The result of these and other factors could cause a difference from expectations of the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for loan and lease losses. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended September 30, 2001. The report, filed on July 20, 2001, was regarding the capital stock description of California First National Bancorp.

(a) Exhibits

None

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE:	November 12, 2001	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)