Form 10-Q/A
period 2001-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2001-11-26
CIK 803016

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
Condition and Results of Operations.................................................................................................................

7-9
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.........................................................................................................	9
Signature............................................................................................................................................................	10

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

ASSETS	(UNAUDITED) September 30, 2001	(AUDITED) June 30, 2001

Cash and due from banks	$ 35,946,000	$ 39,869,000
Federal funds sold and securities purchased under agreements to resell	18,685,000	19,220,000

Total cash and cash equivalents
	54,631,000	59,089,000
Security held to maturity	600,000	600,000
Net receivables	14,022,000	9,655,000
Property acquired for transactions in process	24,026,000	20,490,000
Net investment in capital leases	117,588,000	116,288,000
Net property on operating leases	1,000	3,000
Income taxes receivable	5,798,000	8,198,000
Other assets	1,283,000	1,343,000
Discounted lease rentals assigned to lenders	106,988,000	121,000,000

	$ 324,937,000	$ 336,666,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 1,247,000	$ 623,000
Accrued liabilities	3,960,000	5,955,000
Time and demand deposits	1,578,000	70,000
Customer deposits	8,367,000	8,209,000
Nonrecourse debt	106,988,000	121,000,000
Income taxes payable, including deferred taxes, net	20,942,000	21,556,000

	143,082,000	157,413,000

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,235,328 (Sept. 2001) and 11,227,328 (June 2001 ) issued and outstanding	112,000	112,000
Additional paid in capital	3,128,000	3,065,000
Retained earnings	178,615,000	176,076,000

	181,855,000	179,253,000

	$ 324,937,000	$ 336,666,000

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