Form 10-Q
period 2001-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2002-02-13
CIK 803016

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________		to ________________________
Commission File No.: 0-15641
California First National Bancorp (Exact name of registrant as specified in charter)
	California (State or other jurisdiction of incorporation or organization)		33-0964185 (I.R.S. Employer Identification No.)
	5 Hutton Centre Dr., Ste. 250 Santa Ana, California (Address of principal executive offices)		92707 (Zip Code)
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
Yes X No
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of February 8, 2002 was 11,213,328.

CALIFORNIA FIRST NATIONAL BANCORP
INDEX
PART I. FINANCIAL INFORMATION	PAGE NUMBER
Item 1. Financial Statements
Consolidated Balance Sheets - December 31, 2001 and June 30, 2001	3
Consolidated Statements of Earnings - Three and six months ended December 31, 2001 and 2000	4
Consolidated Statements of Cash Flows - Six months ended December 31, 2001 and 2000	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	10
Signature	11

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
ASSETS	(UNAUDITED) December 31, 2001	June 30, 2001

Cash and due from banks	$ 60,086,000	$ 39,869,000
Federal funds sold and securities purchased under agreements to resell	11,075,000	19,220,000
Total cash and cash equivalents	71,161,000	59,089,000
Security held to maturity	600,000	600,000
Net receivables	11,624,000	9,655,000
Property acquired for transactions in process	19,841,000	20,490,000
Net investment in capital leases	112,817,000	116,288,000
Income taxes receivable	795,000	8,198,000
Other assets	1,151,000	1,346,000
Discounted lease rentals assigned to lenders	90,106,000	121,000,000

	$ 308,095,000	$ 336,666,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 1,267,000	$ 623,000
Accrued liabilities	4,169,000	5,955,000
Time and demand deposits	1,805,000	70,000
Customer lease deposits	8,057,000	8,209,000
Nonrecourse debt	90,106,000	121,000,000
Income taxes payable, including deferred taxes, net	17,896,000	21,556,000
	123,300,000	157,413,000

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,218,328 (Dec. 2001) and 11,227,328 (June 2001 ) issued and outstanding	112,000	112,000
Additional paid in capital	3,029,000	3,065,000
Retained earnings	181,654,000	176,076,000
	184,795,000	179,253,000
	$ 308,095,000	$ 336,666,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000

Direct finance income	$ 4,401,000	$ 4,169,000	$ 8,730,000	$ 8,073,000
Interest income on investments	360,000	944,000	885,000	2,275,000

Total direct finance and interest income	4,761,000	5,113,000	9,615,000	10,348,000

Interest expense on deposits	17,000	-	23,000	-
Provision for credit losses	904,000	-	2,436,000	-

Net direct finance and interest income after provision for credit losses	3,840,000	5,113,000	7,156,000	10,348.000

Other income
Operating and sales type lease income	601,000	2,606,000	2,339,000	6,055,000
Gain on sale of leases and leased property	4,920,000	2,663,000	7,756,000	4,825,000
Other income	116,000	132,000	848,000	215,000

Total other income	5,637,000	5,401,000	10,943,000	11,095,000

Gross profit	9,477,000	10,514,000	18,099,000	21,443,000

Selling, general and administrative expenses	3,634,000	4,655,000	7,398,000	9,151,000

Earnings before income taxes	5,843,000	5,859,000	10,701,000	12,292,000

Income taxes	2,250,000	2,256,000	4,120,000	4,733,000

Net earnings	$ 3,593,000	$ 3,603,000	$ 6,581,000	$ 7,559,000

Basic earnings per common share	$ .32	$ .32	$ .59	$ .66

Diluted earnings per common share	$ .32	$ .31	$ .58	$ .66
Dividends declared per common share outstanding	$ .04	$ .04	$ .08	$ .08

Weighted average common shares outstanding	11,228,000	11,335,000	11,230,000	11,375,000

Diluted common shares outstanding	11,380,000	11,491,000	11,408,000	11,494,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 6,581,000	$ 7,559,000
Adjustments to reconcile net earnings to cash flows used for operating activities:

Depreciation	48,000	-
Sale of leased property previously on operating leases, net	3,000	134,000
Interest accretion of estimated unguaranteed residual values	(1,494,000)	(2,268,000)
Decrease in estimated unguaranteed residual values	5,233,000	10,341,000
Provision for credit losses	2,436,000	-
Net decrease in income taxes payable, including deferred taxes	(3,660,000)	(15,177,000)
Net (increase) decrease in net receivables	(1,969,000)	411,000
Decrease in income taxes receivable	7,403,000	-
Net increase in property acquired for transactions in process	(1,351,000)	(3,189,000)
Net (decrease) increase in accounts payable and accrued liabilities	(1,142,000)	2,013,000
(Decrease) increase in customer deposits	(152,000)	518,000
Net cash provided by operating activities	11,936,000	342,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in minimum lease payments receivable	725,000	(42,253,000)
Purchase of equipment on operating lease	(48,000)	-
Net decrease (increase) in other assets	192,000	(151,000)
Increase in estimated unguaranteed residual values recorded on leases	(1,429,000)	(2,373,000)
Net cash used for investing activities	(560,000)	(44,777,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,735,000	-
Payments to repurchase common stock	(226,000)	(2,327,000)
Dividends to stockholders	(899,000)	(905,000)
Proceeds from exercise of stock options	86,000	32,000
Net cash provided by (used for) financing activities	696,000	(3,200,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,072,000	(47,635,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,089,000	92,540,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,161,000	$44,905,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related nonrecourse debt	($30,894,000)	($45,971,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$ 17,000	$ 24,000
Income taxes	$ 4,216,000	$19,910,000

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2001 and the statements of earnings for the three and six month periods ended December 31, 2001 and 2000 and the statements of cash flows for the six month periods ended December 31, 2001 and 2000 . The results of operations for the six month period ended December 31, 2001 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2002.

During the second quarter of fiscal 2002, the Company changed its income statement presentation to be more comparable to other bank holding companies. The new presentation results in the elimination of certain separate revenue and related cost amounts, as income from certain areas is now presented on a net basis in other income. Historically, the Company presented certain revenues and costs on a gross basis.

Certain reclassifications have been made to the second quarter of fiscal 2001 financial statements to conform with the presentation of the second quarter of fiscal 2002 financial statements.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 provides that business combinations are to be accounted for under the purchase method and applies to all business combinations initiated or closed after June 30, 2001. SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements and provides that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS 142. The Company does not expect the impact of the accounting requirements of SFAS No. 141 and SFAS 142 to be material to its financial position or results of operations.

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

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

California First National Bancorp (the "Company") is a bank holding company. The Company has two leasing subsidiaries, Amplicon, Inc. ("Amplicon") and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies") that are involved in the leasing and financing of computers, computer networks and other high technology assets. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration. The operations of CFLC did not commence until July 2, 2001. California First National Bank ("CalFirst Bank" or the "Bank"), which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail, and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

The Company generates income from its leasing activities, the sale of leased property and from interest income earned on its cash and liquid investments. Direct finance income includes interest income earned on the Company's investment in lease receivables and residuals. Other income consists of operating and sales-type lease income, and gains on sales of leases and leased property presented on a net basis. Income from sales-type leases consist of the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Income from operating leases generally involves the short-term rental of leased property. Gains on the sale of leases reflect gains recognized on the sale of leases in which the Company retains no significant continuing interest.

The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease bookings, interest rate fluctuations, the volume and profitability from re-marketing leased property through re-lease or sale, variations in the mix of lease originations, the credit quality of its lease portfolios and economic conditions in general.

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

THREE MONTHS ENDED DECEMBER 31, 2001 and 2000

Net direct finance and interest income after provision for credit losses decreased $1,273,000, or 24.9%, for the second quarter ended December 31, 2001 to $3,840,000, compared to $5,113,000 for the second quarter ended December 31, 2000. This decrease is primarily due to a $904,000 increase in the provision for credit losses due to the deterioration in the underlying credit of one large lease transaction in process and a $584,000 decrease in interest income on investments. The decline in interest income on investments to $360,000 for the second quarter of fiscal 2002, compared to $944,000 for the second quarter of the prior year, was a result of lower interest rates on the Company's cash and cash equivalents. This was offset, in part, by an increase of $232,000, or 5.6%, in direct finance income to $4,401,000 for the three months ended December 31, 2001, compared to $4,169,000 for the same period of the prior year, due to a larger investment in capital leases.

Other income increased $236,000, or 4.4%, to $5,637,000 for the second quarter ended December 31, 2001, compared to $5,401,000 for the second quarter ended December 31, 2000. This increase reflects an increase of $2,257,000, or 84.8%, in the gain on sale of leases and leased property to $4,920,000 for the second quarter of fiscal 2002, compared to $2,663,000 for the same quarter of the prior year, due to a higher level of leased property sales. Offsetting this increase was a decrease of $2,005,000, or 76.9%, in operating and sales-type lease income to $601,000 for the second quarter of fiscal 2002, compared to $2,606,000 for the same quarter of the prior year, resulting from fewer lease extensions.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

(continued)

Selling, general and administrative expenses decreased $1,021,000, or 21.9%, to $3,634,000 for the three months ended December 31, 2001 compared to $4,655,000 for the three months ended December 31, 2000. The decrease is primarily the result of steps taken to lower sales and overhead expenses during a period of economic uncertainty.

Taxes were accrued at a tax rate of 38.5% for the quarters ending December 31, 2001 and 2000, representing the estimated annual tax rate for the years ending June 30, 2002 and 2001.

SIX MONTHS ENDED DECEMBER 31, 2001 and 2000

Net direct finance and interest income after provision for credit losses decreased $3,192,000, or 30.9%, for the six months ended December 31, 2001 to $7,156,000, compared to $10,348,000 for the six month period ended December 31, 2000. This decrease reflects a $2,436,000 increase in the provision for credit losses due to the deterioration in the underlying credit of one large lease transaction in process and a $1,390,000 decline in interest income earned on cash and cash equivalents resulting from the decline in interest rates offset by an increase in average balances. These decreases were offset slightly by a $657,000, or 8.1% increase in direct finance income from a higher average balance of net receivables retained in the Company's own portfolio.

Other income decreased 1.4% to $10,943,000 for the six month period ended December 31, 2001, compared to $11,095,000 for the six month period ended December 31, 2000. This included a significant increase in the gain on sales of leases and leased property of $2,931,000, or 60.8%, due to a higher level of leased property sales. Offsetting this increase was a decrease in operating and sales-type lease income of $3,716,000, or 61.4%, resulting from fewer lease extensions.

Selling, general and administrative expenses decreased $1,753,000, or 19.2%, to $7,398,000 for the six months ended December 31, 2001, compared to $9,151,000 for the six months ended December 31, 2000. The decrease is primarily the result of steps taken to lower sales and overhead expenses during a period of economic uncertainty.

Taxes were accrued at a tax rate of 38.5% for the six months ended December 31, 2001 and 2000, representing the estimated annual tax rate for the years ending June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operating activities through internally generated funds, bank deposits and nonrecourse debt. The Leasing Companies' capital expenditures for leased property purchases are often financed by assigning certain base term lease payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer. At December 31, 2001, the Leasing Companies had outstanding nonrecourse debt aggregating $90,106,000 relating to property under capital leases. In the past, the Leasing Companies have been able to obtain adequate nonrecourse funding commitments, and management believes they will be able to do so in the future.

In an effort to better utilize available cash balances, the Company has increased the level of new lease transactions held for the Company's benefit, rather than assigning the leases to unaffiliated financial institutions. The Company's minimum lease payments receivable decreased $725,000 to $92,770,000 as of December 31, 2001, from $93,495,000 at June 30, 2001, and increased $3,037,000 as compared to $89,733,000 as of December 31, 2000.

The Company will often make payments to purchase leased property prior to the commencement of a lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At December 31, 2001, the Company's investment in property acquired for transactions in process was $19,841,000, a decrease of $649,000 when compared to June 30, 2001.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

(continued)

In April 1999 and April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 and 1,000,000 shares of common stock, respectively. During the six months ended December 31, 2001, 20,000 shares were repurchased for $226,000. As of February 8, 2002, 979,356 shares remain available under these authorizations.

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

CALIFORNIA FIRST NATIONAL BANCORP

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               There was no report on Form 8-K filed during the three months ended December 31, 2001.

               (a) Exhibits

                     None

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: February 13, 2001	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)