Form 10-Q
period 2002-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2002-05-14
CIK 803016

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________		to ________________________
Commission File No.: 0-15641
California First National Bancorp (Exact name of registrant as specified in charter)
	California (State or other jurisdiction of incorporation or organization)		33-0964185 (I.R.S. Employer Identification No.)
	5 Hutton Centre Dr., Ste. 250 Santa Ana, California (Address of principal executive offices)		92707 (Zip Code)
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
Yes X No
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 6, 2002 was 11,150,828.

CALIFORNIA FIRST NATIONAL BANCORP
INDEX
PART I. FINANCIAL INFORMATION	PAGE NUMBER
Item 1. Financial Statements
Consolidated Balance Sheets - March 31, 2002 and June 30, 2001	3
Consolidated Statements of Earnings - Three and nine months ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows Nine months ended March 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	10
Signature	11

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
ASSETS	(UNAUDITED) March 31, 2002	June 30, 2001

Cash and due from banks	$ 72,330,000	$ 39,869,000
Federal funds sold and securities purchased under agreements to resell	11,045,000	19,220,000

Total cash and cash equivalents	83,375,000	59,089,000
Security held to maturity	600,000	600,000
Net receivables	10,214,000	9,655,000
Property acquired for transactions in process	19,534,000	20,490,000
Net investment in capital leases	110,861,000	116,288,000
Income taxes receivable	586,000	8,198,000
Other assets	1,047,000	1,346,000
Discounted lease rentals assigned to lenders	81,273,000	121,000,000

	$ 307,490,000	$ 336,666,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 859,000	$ 623,000
Accrued liabilities	4,477,000	5,955,000
Demand deposits	284,000	29,000
Certificates of deposit	6,384,000	41,000
Customer lease deposits	7,263,000	8,209,000
Nonrecourse debt	81,273,000	121,000,000
Income taxes payable, including deferred taxes, net	19,510,000	21,556,000

	120,050,000	157,413,000

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,155,328 (March 2002) and 11,227,328 (June 2001) issued and outstanding	111,000	112,000
Additional paid in capital	2,666,000	3,065,000
Retained earnings	184,663,000	176,076,000

	187,440,000	179,253,000

	$ 307,490,000	$ 336,666,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three months ended March 31,		Nine months ended March 31,

	2002	2001	2002	2001

Direct finance income	$ 4,439,000	$ 4,468,000	$13,170,000	$12,541,000
Interest income on investments	309,000	637,000	1,193,000	2,912,000

Total direct finance and interest income	4,748,000	5,105,000	14,363,000	15,453,000

Interest expense on deposits	41,000	-	65,000	-
Provision for credit losses	1,568,000	400,000	4,004,000	400,000

Net direct finance and interest income after provision for credit losses	3,139,000	4,705,000	10,294,000	15,053,000

Other income
Operating and sales type lease income	2,806,000	3,650,000	5,144,000	9,705,000
Gain on sale of leases and leased property	3,856,000	3,408,000	11,614,000	8,233,000
Other income	144,000	94,000	992,000	310,000

Total other income	6,806,000	7,152,000	17,750,000	18,248,000

Gross profit	9,945,000	11,857,000	28,044,000	33,301,000

Selling, general and administrative expenses	3,681,000	5,190,000	11,079,000	14,342,000

Earnings before income taxes	6,264,000	6,667,000	16,965,000	18,959,000

Income taxes	2,412,000	2,566,000	6,532,000	7,299,000

Net earnings	$ 3,852,000	$ 4,101,000	$10,433,000	$11,660,000

Basic earnings per common share	$ .34	$ .37	$ .93	$ 1.03

Diluted earnings per common share	$ .34	$ .36	$ .91	$ 1.02

Dividends declared per common share outstanding	$ .04	$ .04	$ .12	$ .12

Weighted average common shares outstanding	11,199,000	11,187,000	11,220,000	11,313,000

Diluted common shares outstanding	11,399,000	11,242,000	11,435,000	11,410,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended March 31,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,433,000	$11,660,000
Adjustments to reconcile net earnings to cash flows used for operating activities:
Interest accretion of estimated unguaranteed residual values	(2,140,000)	(3,259,000)
Decrease in estimated unguaranteed residual values	9,723,000	13,629,000
Provision for credit losses	4,004,000	400,000
Net decrease in income taxes payable, including deferred taxes	(2,046,000)	(15,275,000)
Net (increase) decrease in net receivables	(559,000)	2,053,000
Decrease in income taxes receivable	7,612,000	-
Net (increase) decrease in property acquired for transactions in process	(1,794,000)	617,000
Net (decrease) increase in accounts payable and accrued liabilities	(1,242,000)	258,000
(Decrease) increase in customer deposits	(946,000)	32,000

Net cash provided by operating activities	23,045,000	10,115,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(1,218,000)	(44,526,000)
Net decrease in other assets	299,000	45,000
Increase in estimated unguaranteed residual values recorded on leases	(2,192,000)	(3,301,000)

Net cash used for investing activities	(3,111,000)	(47,782,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in demand deposits	255,000	-
Net increase in certificates of deposit	6,343,000	-
Payments to repurchase common stock	(1,077,000)	(2,327,000)
Dividends to stockholders	(1,345,000)	(1,353,000)
Proceeds from exercise of stock options	176,000	32,000

Net cash provided by (used for) financing activities	4,352,000	(3,648,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,286,000	(41,315,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,089,000	92,540,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,375,000	$51,225,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related nonrecourse debt	($39,727,000)	($57,117,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$ 50,000	$ 24,000

Income taxes	$ 966,000	$22,574,000

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2002 and the statements of earnings for the three and nine month periods ended March 31, 2002 and 2001 and the statements of cash flows the for nine month periods ended March 31, 2002 and 2001. The results of operations for the nine month period ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2002.

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

Certain reclassifications have been made to the third quarter of fiscal 2001 financial statements to conform with the presentation of the third quarter of fiscal 2002 financial statements.

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

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

California First National Bancorp (the "Company") is a bank holding company. The Company has two leasing subsidiaries, Amplicon, Inc. ("Amplicon") and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies") that are involved in the leasing and financing of computers, computer networks and other high technology assets. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration. The operations of CFLC commenced on July 2, 2001. California First National Bank ("CalFirst Bank" or the "Bank"), which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail, and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

The Company generates income from its leasing activities, the sale of leased property and from interest income earned on its cash and liquid investments. Direct finance income includes interest income earned on the Company's investment in lease receivables and residuals. Other income consists of operating and sales-type lease income, and gains on sales of leases and leased property presented on a net basis. Income from sales-type leases consist of the re-lease of leased property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Income from operating leases generally involves the short-term rental of leased property. Gains on the sale of leases reflect gains recognized on the sale of leases in which the Company retains no significant continuing interest.

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

The Company conducts its leasing business in a manner designed to minimize its risks. However, the assumption of risk is a key source of earnings in the leasing and banking industry and the Company is subject to risks through its investment in lease transactions in process, investment in lease receivables held in its own portfolios and residual investments. The Company establishes reserves to cover such risks and regularly reviews their adequacy considering levels of non-performing leases, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net direct finance and interest income after provision for credit losses decreased $1,566,000, or 33.3%, for the third quarter ended March 31, 2002 to $3,139,000, compared to $4,705,000 for the third quarter ended March 31, 2001. This decrease is primarily due to a $1,168,000 increase in the provision for credit losses, which in large part was due to the deterioration in the underlying credit of one large lease transaction in process. In addition, interest income on investments decreased by $328,000 to $309,000 for the third quarter of fiscal 2002, compared to $637,000 for the third quarter of the prior year, as a result of lower interest rates which offset an increase in average balances on the Company's cash and cash equivalents. Direct finance income of $4,439,000 for the three months ended March 31, 2002, was essentially unchanged when compared to $4,468,000 for the same period of the prior year, as the Company's yield on its investment in capital leases improved, offsetting a decline in the aggregate investment amount.

Other income decreased $346,000, or 4.8%, to $6,806,000 for the third quarter ended March 31, 2002, compared to $7,152,000 for the third quarter ended March 31, 2001. The decrease in other income reflects a decrease in operating and sales type lease income of $844,000, or 23.1%, to $2,806,000 for the third quarter of fiscal 2002, compared to $3,650,000 for the same quarter of the prior year, due to fewer lease extensions. The decrease in operating and sales type income was offset in part by an increase of $448,000, or 13.2%, in gain on sale of leases and leased property to $3,856,000 for the third quarter of fiscal 2002, compared to $3,406,000 for the same quarter of the prior year, resulting from a higher level of leased property sales.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

(continued)

Selling, general and administrative expenses decreased $1,509,000, or 29.1%, to $3,681,000 for the three months ended March 31, 2002 compared to $5,190,000 for the three months ended March 31, 2001. The decrease is primarily the result of steps taken to lower sales and overhead expenses during a period of economic uncertainty.

Taxes were accrued at a tax rate of 38.5% for the quarters ending March 31, 2002 and 2001, representing the estimated annual tax rate for the years ending June 30, 2002 and 2001.

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Net direct finance and interest income after provision for credit losses decreased $4,759,000, or 31.6%, for the nine months ended March 31, 2002 to $10,294,000, compared to $15,053,000 for the nine month period ended March 31, 2001. This decrease reflects a $3,604,000 increase in the provision for credit losses, due primarily to the deterioration in the underlying credit of one large lease transaction in process. In addition, interest income earned on cash and cash equivalents declined $1,719,000, reflecting the decline in interest rates and despite a slight increase in average balances. These decreases were offset slightly by a $629,000, or 5.0% increase in direct finance income resulting from a higher average balance of net receivables retained in the Company's own portfolios.

Other income decreased $498,000, or 2.7%, to $17,750,000 for the nine month period ended March 31, 2002, compared to $18,248,000 for the nine month period ended March 31, 2001. This included a significant increase in the gain on sales of leases and leased property of $3,381,000, or 41.1%, due to a higher level of leased property sales. Offsetting this increase was a decrease in operating and sales-type lease income of $4,561,000, or 47.0%, resulting from fewer lease extensions.

Selling, general and administrative expenses decreased $3,263,000, or 22.8%, to $11,079,000 for the nine months ended March 31, 2002, compared to $14,342,000 for the nine months ended March 31, 2001. The decrease is primarily the result of steps taken to lower sales and overhead expenses during a period of economic uncertainty.

Taxes were accrued at a tax rate of 38.5% for the nine months ended March 31, 2002 and 2001, representing the estimated annual tax rate for the years ending June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operating activities through internally generated funds, nonrecourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are often financed by assigning certain base term lease payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. The Company does not purchase property until it has received a noncancelable lease from its customer. At March 31, 2002, the Leasing Companies had outstanding nonrecourse debt aggregating $81,273,000 relating to property under capital leases. In the past, the Leasing Companies have been able to obtain adequate nonrecourse funding commitments, and management believes they will be able to do so in the future.

In an effort to better utilize available cash balances, the Company has increased the level of new lease transactions held for the Company's benefit, rather than assigning the leases to unaffiliated financial institutions. The Company's minimum lease payments receivable decreased $14,000 to $93,509,000 as of March 31, 2002, from $93,495,000 at June 30, 2001, and increased $1,242,000 as compared to $92,267,000 as of March 31, 2001.

The Company will often make payments to purchase leased property prior to the commencement of a lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated by the lease to make rental payments during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At March 31, 2002, the Company's investment in property acquired for transactions in process was $19,534,000, a decrease of $956,000 when compared to June 30, 2001.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

(continued)

In April 1999 and April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 600,000 and 1,000,000 shares of common stock, respectively. During the nine months ended March 31, 2002, 94,000 shares were repurchased for $1,077,000. As of April 30, 2002, 905,356 shares remain available under the April 2001 authorization. All shares available under the April 1999 authorization have been purchased.

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

CALIFORNIA FIRST NATIONAL BANCORP

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended March 31, 2002. The report filed January 25, 2002 was regarding the Company's press release on the financial results for the three and six months ended December 31, 2001 and certain other information.

               (a) Exhibits

                     None

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: May 13, 2002	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)