Form 10-K
period 2002-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2002-09-30
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2002
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________	to	_______________
Commission File number 0-15641
CALIFORNIA FIRST NATIONAL BANCORP (Exact name of registrant as specified in its charter)
California			33-0964185
(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)
5 Hutton Centre Drive, Suite 250 Santa Ana, CA			92707
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(714) 436-6540
Securities registered pursuant to Section 12(b) of the Act:			None
Securities registered pursuant to Section 12(g) of the Act:			Common Stock
(Title of each class)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                 X                      No________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     _____________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 20, 2002 was $38,505,437.
Number of shares outstanding as of September 20, 2002: Common Stock 11,099,528 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

PART I

ITEM 1. BUSINESS

       California First National Bancorp (the "Company") is a bank holding company based in Orange County, California and incorporated in California with leasing and bank subsidiaries. Effective May 22, 2001, Amplicon, Inc., a California corporation ("Amplicon"), reorganized itself as a holding company. In doing so, California First National Bancorp became the holding company and Amplicon became a wholly-owned subsidiary of the Company. The Company became a bank holding company on May 23, 2001 when it acquired all of the outstanding stock of California First National Bank ("CalFirst Bank" or the "Bank"). The Company has two leasing subsidiaries, Amplicon and California First Leasing Corporation ("CalFirst Leasing", collectively the "Leasing Companies"). The operations of CalFirst Leasing commenced July 2, 2001.

       The Leasing Companies focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through a centralized marketing program designed to offer cost-effective leasing alternatives. The Leasing Companies also re-market leased assets at lease expiration. CalFirst Bank, which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location. The Bank leases capital assets to organizations and businesses and provides business loans to fund the purchase of assets leased by third parties. CalFirst Bank incurred losses during the year ended June 30, 2002 and it is anticipated that the operations of CalFirst Bank will continue to be unprofitable during fiscal 2003.

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

  General economic or industry conditions could be less favorable than expected, resulting in a reduced demand for capital assets, deterioration in credit quality, deterioration in the recoverability of our investment in leased property and lease residual values, and a change in the allowance for credit losses;

  Changes in the domestic interest rate environment could reduce interest income and could increase credit losses;

  Over the past two years, the Leasing Companies have retained an increasing number of lease transactions in their own portfolios which has increased the Company's exposure to credit risk;

  CalFirst Bank is a start-up bank and may not attract or retain sufficient deposits at attractive interest rates to fund its lease portfolio, and therefore could require additional investment by the Company, produce lower lease growth and continuing losses;

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

  The Company's Common Stock trades on the NASDAQ National Market System, but the volume of trading has been limited and the low volume of trading limits the liquidity of the Common Stock;

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

Leasing Companies

       The Leasing Companies lease and re-market most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The Leasing Companies' leases are structured individually and can provide end-of-term options to accommodate a variety of objectives. Approximately 65% of the leases originated in fiscal 2002 involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Other major property groups included manufacturing equipment, furniture and fixtures, telecommunications systems, and point-of-sale systems.

       Computer Systems. The Leasing Companies concentrate on the market for computer servers and networks because this market is particularly receptive to leasing services. Advances in technology, including the rapidly expanding capabilities of personal computer systems and the growth of the Internet, have led to continued demand for more powerful systems and communications networks throughout the Leasing Companies' target markets. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products. Computer networks generally range in cost from $100,000 to $3,000,000. The Leasing Companies' leased property is used primarily by middle-market companies for centralized data processing, by subsidiaries and divisions of large companies to supplement mainframe computer systems, and by non-profit associations and institutions.

       The Leasing Companies lease computer systems and network products manufactured by Cisco Systems, Inc. ("Cisco"), Dell Computer Corporation ("Dell"), Gateway, Inc. ("Gateway"), International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), and Sun Microsystems, Inc. ("Sun"), among many others.

       Software. The Leasing Companies lease operating system software products and specialized application software packages. These application software packages typically range in cost from $50,000 to $1,000,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. The Leasing Companies lease software from vendors such as Microsoft Corporation, Oracle Corporation, J.D. Edwards & Company, PeopleSoft, Inc., Geac Computer Corporation Limited, MSC.Software Corporation, and SAP AG.

       Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by the Leasing Companies' existing and targeted customer base. Retail point-of-sale systems include those produced by IBM, Knogo Corporation, NCR Corporation ("NCR"), and Fujitsu Limited, while bank automated teller machines also have been procured from NCR. The telecommunications property leased by the Leasing Companies include digital private branch equipment, switching equipment and voice mail systems manufactured by Lucent Technologies, Inc., Siemens Business Communications Systems, Inc. and ITT Industries, Inc. as well as satellite tracking systems manufactured by QUALCOMM Incorporated. The Leasing Companies also lease imaging systems, testing equipment, and copying equipment.

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

       Marketing Strategy

       The Leasing Companies market through a centralized marketing program and direct delivery channels, including the telephone, the Internet, facsimile and express mail. The marketing program includes a confidential database of current and potential users of business property; a training program to introduce new marketing employees to the Leasing Companies' marketing techniques, and an in-house computer and telecommunications system. The Leasing Companies have augmented their marketing programs through the development of interactive web sites that enable prospective customers to review a lease agreement, calculate lease payments and submit a credit application on-line.

       The Leasing Companies implemented their current marketing systems after having determined that a centralized marketing program is more cost effective than field sales representatives. Marketing through the telephone or the Internet, rather than through field sales representatives, has enabled the Leasing Companies to limit selling, general and administrative expenses and allows the Leasing Companies to offer more competitive lease rates to customers.

       The Leasing Companies identify potential customers through a variety of methods. The Leasing Companies purchase lists of target market participants and computer users from private sources, conduct direct mail and telephone campaigns to generate sales leads, and maintain proprietary records of contacts made with potential customers by its sales professionals. The Leasing Companies utilize prospect management software to enhance the productivity of the sales force. Specific information about potential customers is entered into an on-line confidential database accessible to sales professionals and their managers. As potential customers are contacted, the database is updated and supplemented with information about what computer and other property they are using, related lease expiration dates and any future system needs or replacement plans. The database allows sales professionals to efficiently identify the most likely purchaser or lessee of capital assets and to concentrate efforts on these prospective customers.

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

       Leasing Activities

       The Leasing Companies' leases are generally for initial terms ranging from two to five years. Substantially all of the Leasing Companies' leases are noncancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Leasing Companies retain ownership of the property they lease, and in the event of default by the lessee, the Leasing Companies or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the purchase option is not exercised by the original lessee, once the leased property is returned, the Leasing Companies will endeavor to locate a new lessee; however, if a new lessee cannot be located, then the Leasing Companies will seek to sell the leased property. The terms of the Leasing Companies' software leases are substantially similar to its equipment leases.

       The Leasing Companies conduct their leasing business in a manner designed to minimize risk, however, they are subject to risks through their investment in lease receivables held in their own portfolio, lease transactions in process, and residual investments. The Leasing Companies do not purchase leased property until they have received a binding noncancelable lease from the customer. A portion of lease originations are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates that reflect the customers' financial condition. During the fiscal years ended June 30, 2002 and 2001, 32% and 36%, respectively, of the total dollar amount of new leases completed by the Leasing Companies were discounted to unaffiliated financial institutions, compared to 80% in fiscal 2000. The institutional lender to which a lease has been assigned has no recourse against the Leasing Companies, unless the Leasing Companies are in default under the terms of the agreement by which the lease was assigned. The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, the Leasing Companies may not realize their residual investment in the leased property.

       Lease Portfolio

       Over the past two years, the Leasing Companies have retained an increasing number of lease transactions in their own portfolio that meet credit standards set by their credit committees. Some of these transactions are entered into where the value of the underlying leased property, or the credit profile of the lessee, is not acceptable to other financial institutions. Each of these transactions must meet or exceed certain credit or profitability requirements established, on a case by case basis, by the Leasing Companies' credit committee. In addition, the Leasing Companies invest in lease transactions which the Leasing Companies believe could be placed at a later date with nonrecourse lenders on a lease-by-lease basis or in a portfolio. At June 30, 2002 and 2001, the discounted minimum lease payments receivable related to leases maintained in the Leasing Companies' portfolio amounted to $79.7 million and $93.5 million, respectively, compared to $48.0 million at June 30, 2000. Such amounts represented 100% of the Company's total investment in discounted lease payments receivable at June 30, 2000 and 2001, and 86% of the Company's total investment at June 30, 2002.

       The Leasing Companies often make payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated to make rental payments directly to the Leasing Companies during the period that the transaction is in process, and generally is obligated to reimburse the Leasing Companies for all disbursements under certain circumstances. At June 30, 2002 and 2001, the Leasing Companies' investment in property acquired for transactions in process amounted to $17.8 million and $20.5 million, respectively, compared to $25.9 million at June 30, 2000. Such amounts represented 100% of the Company's total investment in transactions in process in fiscal 2000 and 2001, and 86% of the Company's total investment at June 30, 2002.

       Credit Risk Management

       The Leasing Companies' strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The Leasing Companies utilize a portfolio management system intended to develop portfolios with different risk/reward profiles. Through the use of nonrecourse financing, the Leasing Companies avoid risks that do not meet their risk/reward requirements. The strategy also emphasizes diversification on both a geographic and customer level, and spreading the Leasing Companies' risk across a breadth of leases while minimizing the risk to any one area.

       The management and oversight of the Leasing Companies' portfolios is conducted on a day to day basis by an Asset Management ("AM") group that reports directly to the Chief Financial Officer. The Leasing Companies monitor the performance of all leases held in their own portfolio, transactions in process as well as lease transactions assigned to lenders, if the Leasing Companies retain a residual investment in the leased property subject to the lease. The AM Group conducts an ongoing review of all leases 10 or more days delinquent. The AM group contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date. In the event that payment is not then received, senior management is involved. Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained. At 90 days past due, leases generally will be placed on non-accrual status.

       Allowance for Losses on Leases

       The allowance for losses on leases is an estimate of probable and estimatable losses in the Leasing Companies' lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management's judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio. The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company's Audit Committee and Board of Directors regarding overall asset quality, problem leases and the adequacy of valuation allowances.

       The Company individually analyzes the carrying value of each non performing or problem lease to determine whether the carrying value is less than or equal to the expected recoverability expected to be derived from lease payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease. An analysis of the remaining portfolio is conducted and available reserves are compared to the Company's total exposure, recent loss experience and current and anticipated economic conditions in the market. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease portfolio. This is due to several factors including inherent delays in obtaining information regarding a lessee's financial condition or change in business conditions; the judgmental nature of individual lease evaluations and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for leases, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as unallocated allowance. The level of such unallocated reserve is determined based on a review of prior years' loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

Banking Operations

       On May 23, 2001 the operations of CalFirst Bank commenced. The Bank is focused on gathering deposits from depositors nationwide for the primary purpose of funding capital assets that will be leased to small and mid-sized companies, not-for-profit organizations, associations and both private and public educational institutions. The leasing assets will be generated through direct origination of leases by the Bank's own lease organization and through the purchase of lease receivables from other lessors, including the Leasing Companies. Pursuant to the Bank's operating plan approved by regulators, no more than 50% of its lease portfolio will represent purchases of lease receivables from the Leasing Companies.

       The Bank operates in a cost-efficient way similar to the Leasing Companies, intending to be a low cost producer through marketing its products and services directly to end users. The Bank believes that its operating costs generally will be lower than those of traditional "bricks and mortar" banks because it does not have the expense of a traditional branch network to generate deposits and conduct operations.

       Deposit Products

       To date, the Bank has not aggressively sought to attract deposits, given the volume of lease originations and purchases and its available liquidity. The Bank strategy is to identify depositors through a variety of methods, including the Internet, direct mail, telephone campaigns, purchase of leads from private sources and print advertisements. The Bank offers two types of interest-bearing checking accounts, savings accounts and three (3) month to three (3) year certificates of deposit ("CDs") to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank's expected lease portfolio. With leases generally providing for fixed rental rates, a matching fixed rate CD book should allow the Bank to minimize interest rate fluctuation risk. It is expected that the Bank generally will offer interest rates on deposit accounts that are higher than the national average.

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

       Bank Leasing Operations

       The Bank is developing its lease portfolio through direct lease originations meeting the Bank's underwriting standards, and through offering nonrecourse lease financing to the Leasing Companies and to non-affiliated leasing companies. The Bank's strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank's loan committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2002, approximately 58% of the Bank's lease portfolio, including transactions in process, represented leases originated directly by the Bank.

       The Bank's lease origination strategy, including marketing, target leased property types and terms are similar to that established in the Leasing Companies. Unlike the Leasing Companies, however, the Bank does not discount lease receivables related to Bank lease originations to other financial institutions, but will retain all lease receivables in its own portfolio. The Bank owns the underlying assets for these leases, and therefore retains all residual interests related to lease originations.

       Through its lease purchase operations, the Bank purchases lease receivables on a nonrecourse basis at fixed interest rates that reflect the proposed lessee's financial condition and current market conditions. The Bank does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and held, that liens have been perfected, and legal documentation has been filed as appropriate.

       The Bank funds internally all Bank originations and lease purchases, and consequently, the Bank retains the credit risk on such leases. The Bank's credit process includes a policy of classifying all leases in accordance with a risk rating classification system approved by its primary regulator, monitoring changes in the risk ratings of leases, identification of problem leases and special procedures for the collection of problem leases. At June 30, 2002, the Bank's investment in discounted lease payments receivable amounted to $13.2 million, or 14% of the Company's total portfolio. At such date, the Bank had no non-performing leases.

       The Bank has a policy of maintaining an allowance for losses on leases to provide for losses inherent in the lease portfolio. The adequacy of the allowance is evaluated monthly and Bank management reports monthly to the Bank's Board of Directors regarding overall asset quality, the adequacy of valuation allowances and adherence to policies and procedures regarding asset classification and valuation. A key component to the evaluation is the internal lease classification process. As a start-up entity, the Bank does not have any historical data to use as a basis of comparison. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by regulators who can order the establishment of additional loss allowances.

       The Bank has developed policies and procedures for identifying and qualifying third-party lessors. In sourcing third-party lease originations, the Bank will target those seasoned leasing companies whose principals are determined to be reputable, ethical and experienced with positive leasing operations histories. The Bank's due diligence, including background checks, qualifications verification and credit evaluation of the lessor firm and its principals, is considered to be as important as that conducted for each lessee.

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

       The Leasing Companies provide certain services to the Bank pursuant to formal agreements, including servicing the Bank's lease portfolio on the Bank's behalf. The Leasing Companies, as servicer, and the Bank maintain a delinquency reporting and monitoring system to identify potential problems in the lease portfolio early and address them in a timely manner.

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

       The Bank's deposit customers are expected to be primarily individuals from across the nation who place a substantial portion of their savings in safe, often government-insured, investments. Such individuals are seeking to maximize their interest income and, therefore, are more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

Competition

       The Company competes for the lease financing of capital assets with other independent leasing companies, commercial finance companies, banks and other financial institutions, credit companies affiliated with equipment manufacturers, such as IBM, Dell, and HP, and equipment brokers and dealers. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than the Company. The Company believes that the principal competitive factors are price, responsiveness to customer needs, flexibility in structuring lease financing arrangements, financial technical proficiency and the offering of a broad range of lease financing options. The level of competition varies depending upon market and economic conditions, the interest rate environment, and availability of capital. Competition has increased in recent years as developments in the capital markets, and particularly the expansion of the securitization market, has increased access to capital to certain lenders that offer aggressive lease rates. Competition has also been heightened, as credit companies affiliated with manufacturers have become more aggressive with respect to the financing terms offered.

       The Bank competes with other banks and financial institutions to attract deposits. As a new entity, the Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet banking.

Supervision and Regulation

       The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the "FRB"). In addition to the regulation of the Company, the Bank is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency ("OCC"). The Bank's deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC") and the Bank is a member bank within the San Francisco Federal Reserve district.

       The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. Many of these laws and regulations have undergone significant change in recent years. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

       Under FRB policy, the Company is expected to serve as a source of financial and managerial strength to the Bank and, under appropriate circumstances, to commit resources to support the Bank. Certain loans by the Company to the Bank would be subordinate in right of payment to deposits in, and certain other indebtedness of, the Bank.

       Among the regulations that affect the Company and the Bank are provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of loans or extensions of credit the Bank may make to affiliates and the amount of assets purchased from affiliates, except for transactions exempted by the Federal Reserve. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. The Bank and the Company must also comply with certain provisions designed to avoid the Bank buying low-quality assets. In its interpretation of Section 23A, the FRB has concluded that a bank is not making a loan or extension of credit to an affiliate if the bank's commitment to purchase the loan, or a participation therein, is obtained by the affiliate within the context of a proposed transaction, or series of proposed transactions, in anticipation of the affiliate's commitment to make such loan(s), and is based upon the bank's independent evaluation of the creditworthiness of the credit (12 C.F.R. 250.250 (FRRS.3-1133)). The Company believes the Bank's purchase of lease receivables from the Leasing Companies is exempt from volume restrictions if the Bank commitments are made in accordance with FRB exemption 12 C.F.R.250.250. Notwithstanding this exemption, the Company has agreed with the FRB that the Bank's purchase of leases from the Leasing Companies will not exceed 50% of the Bank's lease portfolio. There are no assurances that future regulations or interpretations from the FRB will not limit further or prohibit the Bank's purchases of leases from the Leasing Companies.

       The Company and the Bank are subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. All services provided by the Company or its subsidiaries to the Bank are in accordance with this provision.

       In connection with its approval of the Company's purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. These commitments included: (i) the Bank and the Company entering into a binding written agreement setting forth the Company's obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank's Board of Directors executing a binding written agreement with the OCC setting forth certain actions that the Bank would take if the Bank did not achieve certain operating results; (iii) during the first three years of operation, or until the Bank has reported four consecutive quarters of profitability, the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; (iv) the Company must comply with the regulations and interpretations implementing section 23A, including any amendment or modification to 12 C.F.R. 250.250; and (v) the Bank's purchases of leases from affiliates will represent no more than 50% of the Bank's lease portfolio.

       Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2002, the Company exceeded all these requirements by a significant amount.

       The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. As a condition of the approval to commence banking operations, for the first three years of the Bank's existence, the Bank is required to maintain a Tier 1 capital to adjusted total assets ratio, or leverage ratio, of not less than 8%. At June 30, 2002, the Bank had significant capital in excess of all minimum risk-based and leverage capital requirements.

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

       On November 12, 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach") became law. Gramm-Leach significantly changed the regulatory structure and oversight of the financial services industry. Most importantly for the Company and the Bank, Gramm-Leach established new requirements for financial institutions to provide new privacy protections to consumers. In June of 2000, the Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. It requires a financial institution to provide notice to customers about its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to non-affiliated third parties, and provides an "opt-out" method for consumers to prevent the financial institution from disclosing that information to non-affiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001, and the Bank and the Company believe that they were in compliance at such date, and continue to be in compliance.

       On October 26, 2001, the USA Patriot Act became law. The USA Patriot Act requires financial institutions, including the Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. With its existing systems and controls required as an Internet bank, the Bank believes it complies with the USA Patriot Act. The Secretary of the Treasury has proposed additional regulations to implement the USA Patriot Act. Although the Company cannot predict when and in what form these regulations will be adopted, the Company believes that the cost of compliance with the USA Patriot Act is not likely to be material to it.

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

Employees

       The Company and its subsidiaries, as of June 30, 2002, had 145 employees, including 82 sales managers and account executives and 18 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

       At June 30, 2002, the Company and its subsidiaries occupied approximately 49,000 square feet of office space in Santa Ana, California leased from an unaffiliated party. The lease provides for monthly rental payments which average $87,100 from July 2002 through February 2003. The Company is currently in the process of completing plans and negotiations for space after the termination of the existing lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The common stock of California First National Bancorp trades on the NASDAQ National Market System under the symbol CFNB. The following high and low closing sale prices for the periods shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions. The information below for the periods prior to May 23, 2001 reflect trading in the Common Stock of Amplicon, Inc.

	High	Low
Fiscal year ended June 30, 2002
First Quarter	$12.930	$11.200
Second Quarter	12.500	10.750
Third Quarter	12.250	10.550
Fourth Quarter	16.080	11.200

Fiscal year ended June 30, 2001
First Quarter	$14.500	$ 9.000
Second Quarter	12.250	9.063
Third Quarter	10.500	5.938
Fourth Quarter	12.440	5.625

       The Company had approximately 55 stockholders of record and in excess of 400 beneficial owners as of September 20, 2002.

       After considering the Company's profitability, liquidity and future operating cash requirements, the Board of Directors authorized a regular quarterly cash dividend policy. For each of the fiscal years ended June 30, 2002, 2001 and 2000 the Company declared cash dividends totaling $.16 per common share.

Equity Compensation Plan Information

       The following table provides information about the Company's Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2002 .
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by shareholders	1,034,874	$10.08	452,114 (1)
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	1,034,874	$10.08	452,114 (1)

(1) The maximum number of shares that may be issued under our equity compensation plans increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth selected financial data and operating information of the Company and its subsidiaries. Certain reclassifications have been made to the fiscal years prior to 2002 to conform with that year's financial statement presentation. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.
INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2002	2001	2000	1999	1998

Direct finance income	$ 17,487	$ 16,907	$ 15,407	$ 21,704	$ 22,538
Interest income on investments	1,551	3,642	3,973	2,003	582
Total direct finance and interest income	19,038	20,549	19,380	23,707	23,120
Interest expense on deposits	129	-	-	-	-
Provision for lease losses	5,354	1,950	1,510	3,076	-
Net direct finance and interest income
after provision for credit losses	13,555	18,599	17,870	20,631	23,120

Other Income
Operating and sales-type lease income	8,822	12,844	15,243	14,850	13,879
Gain on sale of leases and leased property	15,122	12,136	15,683	13,512	14,093
Other Income	1,302	919	583	508	482
Total Other Income	25,246	25,899	31,509	28,870	28,454

Gross Profit	38,801	44,498	49,379	49,501	51,574
Selling, general and administrative expenses	14,729	18,723	16,844	17,419	19,805
Earnings before income taxes	24,072	25,775	32,535	32,082	31,769
Income taxes	9,268	9,923	12,526	12,352	12,549
Net earnings	$ 14,804	$ 15,852	$ 20,009	$ 19,730	$ 19,220

Diluted earnings per share	$1.29	$1.39	$1.67	$1.60	$1.55
Diluted common shares outstanding	11,435	11,422	11,942	12,299	12,368

Cash dividends per share	$0.16	$0.16	$0.16	$0.16	$0.16
Dividend payout ratio	12.40%	11.51%	9.58%	10.00%	10.32%

Return on average assets	4.67%	4.32%	4.59%	4.08%	3.89%
Return on average equity	8.00%	9.18%	12.53%	13.62%	15.15%

BALANCE SHEET DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2002	2001	2000	1999	1998

Net investment in capital leases	$108,091	$116,288	$ 80,645	$ 84,617	$ 92,633
Total assets	308,641	336,666	409,857	466,769	505,626

Nonrecourse debt	72,754	121,000	196,778	263,462	297,227
Stockholders' equity	$191,391	$179,253	$167,184	$153,575	$135,945

Average equity to average assets ratio	58.31%	47.03%	36.63%	29.96%	25.68%
Book value per common share	$17.12	$15.97	$14.63	$12.98	$11.49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       For fiscal year ended June 30, 2002, the Company's results include the operations of Amplicon, CalFirst Leasing, and CalFirst Bank. For the fiscal years ended June 30, 2001 and before, the Company's only active subsidiary was Amplicon, and the results for such years are almost exclusively related to Amplicon's operations. The Company's direct finance income includes interest income earned on the Company's investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Income from operating leases generally involves the short-term rental of leased property.

       The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability of leased property being re-marketed through re-lease or sale, variations in the mix of lease originations, the size and credit quality of the lease portfolio, interest rates and economic conditions in general. The Company has very little interest bearing liabilities, and therefore, reductions in interest rates in general can reduce the yield earned on the investment in lease receivables and on the investment in securities and other interest earning assets. CalFirst Bank incurred losses during the year ended June 30, 2002 and it is anticipated that CalFirst Bank will continue to be unprofitable during fiscal 2003.

       The Company conducts its leasing business in a manner designed to minimize risks. However, the assumption of risk is a key source of earnings in the leasing industry and the Company is subject to risks through its investment in lease receivables held in its own portfolio, lease transactions in process, and residual investments. The Company takes steps to mitigate risks through the implementation of strict credit management processes and on-going risk management review procedures.

Critical Accounting Policies and Estimates

       The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The following is a description of the most critical accounting policies management applies, all of which require the use of accounting estimates and management's judgment, based on the relevant information available at the end of each period.

       Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income, as net investment in capital leases. Of the capital leases booked during the fiscal year ended June 30, 2002, approximately 53% were structured as "true leases", where the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are reasonably realizable and any identified losses are recognized through an addition to the allowance for valuation of residual values or through a write-off of such amount.

       Allowance for Lease Losses -- The allowance for lease losses provides coverage for probable and estimatable losses in the Company's lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management's judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio, including levels of non-performing leases, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators. The Company's allowance includes an estimate of reserves needed to cover specifically identified lease losses and certain unidentified but inherent risks in the portfolio.

       The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Consolidated Statement of Earnings Analysis

        Summary -- For fiscal year ended June 30, 2002, net earnings decreased 7% to $14.8 million, compared to $15.9 million for fiscal 2001 and $20.0 million in 2000. Diluted earnings per share decreased 7% to $1.29 for fiscal year ended June 30, 2002, compared to $1.39 per share for fiscal 2001 and $1.67 per share in 2000. The volume of new lease transactions booked during the year ended June 30, 2002 was approximately $96 million, compared to $133 million in fiscal 2001 and $139 million during fiscal 2000. The Company's new origination volume declined over the past two years due in part to soft economic conditions. The lower volume of lease originations has limited growth in the investment in capital leases, and impacted the growth in direct finance income. The significant reduction in interest rate levels over the past eighteen months has also impacted the level of direct finance and interest income. Finally, the adverse credit and economic environment impacted the Company's lease portfolio over the period, and resulted in a significant provision for lease losses during fiscal 2002.

        Net Direct Finance and Interest Income -- Net direct finance and interest income is the difference between interest earned on the investment in capital leases, securities and other interest earning investments and interest paid on deposits or other borrowings. The Company incurred no interest expense until the year ended June 30, 2002, when interest expense was still immaterial as deposits raised by the Bank were insignificant. Net direct finance and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

        Net direct finance and interest income was $18.9 million for fiscal year ended June 30, 2002 compared to $20.5 million for fiscal 2001 and $19.4 million in fiscal 2000. The decrease in fiscal 2002 was a due to a decline of $2.1 million in interest income on investments, offset by a $580,000 increase in direct finance income from capital leases. The decrease in interest income on investments resulted from the decline in interest rates earned, which was offset by an increase in the average balances of cash and cash equivalents. The increase in direct finance income reflects an increase in the average investment in capital leases directly held by the Company (excluding discounted lease rentals), which was offset slightly by lower yields on such investment.

        The increase in net direct finance and interest income in the year ended June 30, 2001 is attributable to a $1.5 million increase in direct finance income, reflecting the benefit from the larger lease portfolio held by the Company. This increase was offset by a $330,000 decrease in interest income on investments resulting from lower cash and cash equivalent balances, which outweighed an increase in interest rates.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
	Year Ended June 30, 2002 compared to 2001
	Volume	Rate	Total
Direct Finance and Interest income
Net investment in capital leases
including discounted lease rentals	$(5,573,866)	$ 1,711,824	$(3,862,042)
Federal funds sold	237,449	45,081	282,530
Interest-bearing deposits with banks	(388,733)	(1,985,107)	(2,373,840)
Total finance and interest income	(5,725,150)	(228,202)	(5,953,352)
Interest expense
Nonrecourse debt	(4,403,403)	(38,567)	(4,441,970)
Demand and savings deposits	527	963	1,490
Time deposits	110,141	17,333	127,474
Total interest expense	4,292,735)	(20,271)	(4,313,006)
Net direct finance and interest income	$(1,432,415)	$ (207,931)	$(1,640,346)

       The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. The direct finance, interest income and expense amounts in the table below are consolidated, but primarily represent the results of the Leasing Companies.
	Year ended June 30, 2002			Year ended June 30, 2001
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 52,392,055	$ 1,178,689	2.2%	$ 58,829,423	$ 3,552,529	6.0%
Federal funds sold	13,983,000	372,554	2.7%	3,844,000	90,024	2.3%
Net investment in capital leases
including discounted lease rentals (1,2)	206,838,702	24,434,206	11.8%	257,576,829	28,296,248	11.0%
Total interest-earning assets	273,213,757	25,985,449	9.5%	320,250,252	31,938,801	10.0%
Other assets	43,237,537			42,962,420
	$316,451,294			$363,212,672
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 75,497	1,502	2.0%	$ 1,645	12	0.7%
Time deposits	3,242,690	127,550	3.9%	2,236	76	3.4%
Nonrecourse debt	93,709,555	6,947,474	7.4%	152,776,056	11,389,444	7.5%
Total interest bearing liabilities	97,027,742	7,076,526	7.3%	152,779,937	11,389,532	7.5%
Other liabilities	34,476,744			37,744,905
Stockholders' equity	184,946,808			172,687,830
	$316,451,294			$363,212,672
Net direct finance and interest income		$18,908,923	2.2%		$20,549,269	2.5%
Net direct finance and interest income to
average interest-earning assets			6.9%			6.4%
Average interest-earning assets over
average interest bearing liabilities			281.6%			209.6%

  Direct finance income and interest expense on discounted lease rentals and nonrecourse debt of $93,709,555 and $152,776,056 at June 30, 2002 and 2001, respectively, offset each other and do not contribute to the Company's net interest and finance income.

  Average balance is based on quarter-end balances, and includes non-accrual leases, and is presented net of unearned income.

        Provision for Lease Losses -- The Company's provision for lease losses in fiscal 2002 was $5.4 million, compared to $2.0 million in fiscal 2001 and $1.5 million in 2000. The $3.4 million increase in fiscal 2002 was due in large part to the deterioration in the underlying credit of two large lease transactions. In addition, the increase in 2002 and 2001 reflects the growth in the investment in capital leases and a general increase in the level of delinquencies and charge-offs in the portfolio.

       Other Income -- Other income is a significant source of income for the Company, accounting for 65% of the Company's gross profit during the year ended June 30, 2002, 58% during fiscal 2001 and 64% during 2000. Total other income for the year ended June 30, 2002 decreased by $653,000, or 3%, to $25.3 million, compared to $25.9 million for 2001 and $31.5 million in 2000. The decrease in other income during fiscal 2002 reflects a $4.0 million, or 31%, decrease in operating and sales type lease income due to a lower volume of lease extensions. The decrease in operating and sales type lease income was offset by a $3.0 million, or 25%, increase in the gain on sale of leases and leased property which resulted from better realization of values on leased property sold.

       During the year ended June 30, 2001, other income decreased by $5.6 million, or 18%. The decrease included a $3.5 million, or 23%, decrease in income from the sale of leases and leased property, and a $2.4 million, or 16%, decrease in income from operating and sales type leases. The decline in gain on sale of leases and leased property was the result of a lower volume of lease transactions coming to end of term during fiscal 2001 where the leased property was sold to the lessee or a third party, and lower income from the sale of leases as the Company retained more leases in its own portfolio. The decline in operating and sales type lease income resulted from a reduction in income from new lease transactions structured as sales type leases and a reduction in income from lease extensions.

        Selling, General, and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") decreased $4.0 million, or 21%, to $14.8 million during the year ended June 30, 2002. This compared to SG&A expenses in fiscal 2001 of $18.7 million, which had increased by $1.9 million, or 11%, from $16.8 million in fiscal 2000. The decrease in SG&A expenses during fiscal 2002 is primarily the result of steps taken to reduce sales and overhead expenses during a period of economic uncertainty. This increase in SG&A expenses during fiscal 2001 was the result of higher salary and benefit expenses incurred during the first nine months of the fiscal year and the impact of accruals related to legal and personnel matters taken in fiscal 2001.

        Income Taxes -- Income taxes were accrued at a tax rate of 38.5% for each of the fiscal years ended June 30, 2002, 2001 and 2000, representing the Company's estimated annual tax rates for each respective year.

Financial Condition Analysis

       Lease Portfolio Analysis

       The Company retains leases in its own portfolio that are not assigned to financial institutions. Over the past two fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally. During the fiscal year ended June 30, 2002, approximately 68% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 64% during fiscal 2001 and 20% during 2000. During the fiscal year ended June 30, 2002, the Company's net investment in capital leases decreased by $8.2 million. This decrease includes a $565,000 decrease in the Company's investment in lease receivables, and a $7.6 million reduction in the investment in estimated residual values. The decrease in the investment in capital leases is primarily due to the lower volume of new lease transactions booked as compared to the volume of lease transactions coming to their end of term during the year.

       The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 2002, the Company's investment in property acquired for transactions in process was $20.6 million, relatively unchanged from $20.5 million at June 30, 2001, but down from $25.9 million at June 30, 2000. This decrease was primarily due to the lower volume of lease transactions in process during fiscal 2002 and 2001.

       The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company's strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. Through the use of nonrecourse financing, the Company avoids risks that do not meet these requirements. The strategy also emphasizes diversification on both a geographic and customer level, and spreading the Company's risk across a breadth of leases while minimizing the risk to any one area. At June 30, 2002, no lessee accounted for more than 10% of the Company's net investment in capital leases, and only one lessee represented more than 3% of the Company's net investment in capital leases. The investment in capital leases is diversified by geographic regions, with the Company's portfolio spread across all fifty states. At June 30, 2002, California (at 15%) and New York (11%) were the only states that represented more than 10% of the Company's net investment in capital leases. The Company has no exposure to foreign lessees. The Company's leases are with lessees in a wide spectrum of industries, however, at June 30, 2002, approximately 32% of the Company's net investment in capital leases was with colleges and universities located throughout the United States. The college and university portfolio includes over 360 leases with over 195 different lessees, and no leases are included among the Company's non-performing or other problem leases. Only one university represented over 2% of the Company's net investment in capital leases.

       The Company monitors the performance of all leases held in its own portfolio, transactions in process as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to the lease. An ongoing review of all leases 10 or more days delinquent is conducted. Lessees who are delinquent with the Company or an assignee are coded in the Company's accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases will generally be discontinued when the lease becomes 90 days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non accrual earlier if the Company has significant doubt about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee's financial condition or other relevant factors.

       The following table summarizes the Company's non-performing capital leases:
At June 30,
Non-Performing Capital Leases	2002	2001
Non- accrual leases	$ 1,293,594	$ 1,030,357
Restructured leases	90,150	-
Leases past due 90 days (other than above)	278,172	965,048
Total non-performing capital leases	$ 1,663,916	$ 1,995,405
Non-performing assets as % of
total investment in capital leases	1.3%	1.5%

       Direct finance income that would have been recorded had non-performing leases been current in accordance with their original terms would have been $45,238 during fiscal 2002 and none in 2001. The amount of direct finance income actually recorded on non-performing capital leases was $112,977 and $49,261 during 2002 and 2001, respectively.

       In addition to the non performing capital leases identified above, there were $6.8 million of investment in capital leases at June 30, 2002 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $3.8 million at June 30, 2001. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

       Allowance for Lease Losses

       The allowance for lease losses provides coverage for probable and estimable losses in the Company's lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. Lease receivables or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management's judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio.
	(dollars in thousands)
Years Ended June 30,	2002	2001	2000	1999	1998
Net Investment in capital leases at year end	$ 108,091	$ 116,288	$ 80,645	$ 84,617	$ 92,633

Allowance for lease losses at beginning of year	$ 3,401	$ 4,340	$ 5,474	$ 2,969	$ 3,090
Charge-off of lease receivables	(3,440)	(2,889)	(2,644)	(571)	(121)
Recovery of amounts previously written off	187	-	-	-	-
Provision for lease losses	5,354	1,950	1,510	3,076	-
Allowance for lease losses at end of year	$ 5,502	$ 3,401	$ 4,340	$ 5,474	$ 2,969
Allowance for lease losses as percent of
net investment in capital leases	5.1%	2.9%	5.4%	6.5%	3.2%

       The allowance for lease losses increased to $5.5 million (5.1% of net investment in capital leases) at June 30, 2002 from $3.4 million (2.9% of net investment in capital leases) at June 30, 2001. This allowance consisted of $3.7 million allocated to specific accounts and $1.8 million that was unallocated. The increase in the 2002 allowance directly relates to specific non-performing or problem leases, including two large lease transactions, and also reflects management's assessment of the increased risk of loss in the portfolio in light of the weaker economy and the Company's commitment to holding a higher percentage of all lease originations. The Company considers the allowance for doubtful accounts of $5.5 million at June 30, 2002 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process will not require significant increases in the allowance for loan and lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

       Liquidity and Capital Resources

       The Company funds its operating activities through internally generated funds, nonrecourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are often financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2002, the Company had outstanding nonrecourse debt aggregating $72.8 million relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

       Deposits have not been an important source of funds for the Company. Deposits totaled $9.0 million at June 30, 2002, compared to $70,000 at June 30, 2001. The following table presents average balances and average rates paid on deposits for years ended June 30, 2002 and 2001:
	Years ended June 30,
	2002		2001
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$ 527,312	n/a	$ 1,956	n/a
Interest-bearing demand deposits	13,723	0.50%	1,409	0.50%
Savings deposits	61,774	2.32%	236	2.00%
Time deposits less than $100,000	2,269,989	3.86%	$ 2,236	3.40%
Time deposits, $100,000 or more	$ 972,701	4.11%	n/a	n/a

       In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the year ended June 30, 2002, the Company repurchased 127,500 shares at an aggregate cost of $1.5 million. As of September 20, 2002, 781,856 shares remain available under this authorization.

       At June 30, 2002, the Company's cash and cash equivalents were $88.4 million. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a nonrecourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

       Stockholders' equity at June 30, 2002 was $191.4 million, or 62% of total assets, compared to $179.3 million, or 53% of total assets, at June 30, 2001. At June 30, 2002, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

       Inflation has not had a significant impact upon the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's exposure to market risk related to interest rate risk is currently not material because it does not have any interest bearing recourse debt, and at June 30, 2002 the Bank's deposits were not material. Nonrecourse debt does not represent any interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. The Company's primary interest rate risk relates to its cash investments, because as interest rates decrease, interest income will decrease, and future lease rates from direct financing leases, which often are based on United States Treasury rates, may be lower. The only other interest rate risk the Company currently faces relates to the Bank's investment in federal funds sold and securities purchased under agreements to resell. This investment matures in less than ninety days and therefore the fair value approximates the carrying value. The interest rate on this investment was 1.73% at June 30, 2002. As the banking operations of the Company grow, the Company will be subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established for managing its interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of California First National Bancorp

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of California First National Bancorp and subsidiaries, at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
August 2, 2002

CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2002	2001

Cash and due from banks	$ 78,502,896	$ 39,868,544
Federal funds sold and securities purchased under
agreements to resell	9,890,000	19,220,000
Total cash and cash equivalents (Note 1)	88,392,896	59,088,544
Security held to maturity (Note 1)	583,150	600,000
Net receivables (Note 2)	15,960,664	9,655,446
Property acquired for transactions in process (Note 1)	20,569,682	20,489,995
Net investment in capital leases (Note 3)	108,091,366	116,287,912
Income taxes receivable (Note 4)	1,141,622	8,197,721
Other assets	1,147,598	1,346,403
Discounted lease rentals assigned to lenders (Note 3)	72,753,929	120,999,688
	$ 308,640,907	$ 336,665,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 1,422,031	$ 623,299
Accrued liabilities	3,995,836	5,954,989
Demand deposits	1,332,967	29,355
Time certificates of deposit	7,636,176	40,845
Customer deposits	7,607,573	8,208,969
Nonrecourse debt (Note 3)	72,753,929	120,999,688
Income taxes payable -- including deferred taxes, net (Note 4)	22,501,549	21,555,577
	117,250,061	157,412,722

Commitments and contingencies (Note 7)

Stockholders' equity (Note 5):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,179,728 (2002) and 11,227,328 (2001) issued and outstanding	111,797	112,273
Additional paid in capital	2,900,270	3,065,031
Retained earnings	188,378,779	176,075,683
	191,390,846	179,252,987
	$ 308,640,907	$ 336,665,709

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended June 30,
	2002	2001	2000

Direct finance income	$17,486,732	$16,906,804	$15,406,978
Interest income on investments	1,551,243	3,642,553	3,972,836

Total direct finance and interest income	19,037,975	20,549,357	19,379,814

Interest expense on deposits	129,052	88	-
Provision for lease losses	5,354,000	1,950,000	1,510,000
Net direct finance and interest income after provision for lease losses	13,554,923	18,599,269	17,869,814

Other income
Operating and sales type lease income	8,821,948	12,843,872	15,242,711
Gain on sale of leases and leased property	15,122,533	12,135,721	15,683,321
Other income	1,301,535	919,591	582,778

Total other income	25,246,016	25,899,184	31,508,810

Gross profit	38,800,939	44,498,453	49,378,624

Selling, general and administrative expenses	14,729,202	18,723,263	16,843,294

Earnings before income taxes	24,071,737	25,775,190	32,535,330

Income taxes	9,268,000	9,923,000	12,526,000

Net earnings	$14,803,737	$15,852,190	$20,009,330

Basic earnings per common share	$ 1.32	$ 1.40	$ 1.72
Diluted earnings per common share	$ 1.29	$ 1.39	$ 1.67

Dividends declared per common share outstanding	$ .16	$ .16	$ .16

Weighted average common shares outstanding	11,204,491	11,283,718	11,617,102
Diluted common shares outstanding	11,434,950	11,422,154	11,941,754

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			Additional
	Common Stock		paid in	Retained
	Shares	Amount	Capital	earnings	Total

Balance, June 30, 1999	11,831,918	$118,319	$6,708,936	$146,747,632	$153,574,887
Shares issued -
Stock options exercised	4,300	43	37,319	-	37,362
Shares repurchased	(405,500)	(4,055)	(2,481,714)	(2,096,470)	(4,582,239)
Dividends declared	-	-	-	(1,855,570)	(1,855,570)
Net earnings	-	-	-	20,009,330	20,009,330
Balance, June 30, 2000	11,430,718	114,307	4,264,541	162,804,922	167,183,770
Shares issued -
Stock options exercised	49,110	491	345,790	-	346,281
Shares repurchased	(252,500)	(2,525)	(1,545,300)	(780,057)	(2,327,882)
Dividends declared	-	-	-	(1,801,372)	(1,801,372)
Net earnings	-	-	-	15,852,190	15,852,190
Balance, June 30, 2001	11,227,328	112,273	3,065,031	176,075,683	179,252,987
Shares issued -
Stock options exercised	79,900	799	615,539	-	616,338
Shares repurchased	(127,500)	(1,275)	(780,300)	(707,485)	(1,489,060)
Dividends declared	-	-	-	(1,793,156)	(1,793,156)
Net earnings	-	-	-	14,803,737	14,803,737
Balance, June 30, 2002	11,179,728	$111,797	$2,900,270	$188,378,779	$191,390,846

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,803,737	$15,852,190	$20,009,330
Adjustments to reconcile net earnings to cash flows used for operating activities:
Interest accretion of estimated residual values	(2,691,548)	(4,126,939)	(5,969,816)
Decrease in estimated residual values	12,732,340	17,330,959	18,363,431
Provision for lease losses	5,354,000	1,950,000	1,510,000
Net increase (decrease) in income taxes payable, including deferred Taxes	945,972	(8,715,354)	865,369
Net (increase) decrease in net receivables	(6,655,218)	2,991,620	10,037,441
Decrease (increase) in income taxes receivable	7,056,099	(8,197,721)	-
Net (increase) decrease in property acquired for transactions in process	(2,929,687)	5,419,142	9,488,494
Net decrease in accounts payable and accrued liabilities	(1,160,421)	(701,025)	(5,540,346)
(Decrease) increase in customer deposits	(601,396)	(136,164)	837,811
Net cash provided by operating activities	26,853,878	21,666,708	49,601,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(1,289,215)	(46,904,229)	(4,674,691)
Purchase of security held to maturity	-	(600,000)	-
Sale of security held to maturity	16,850	-	-
Net decrease (increase) in other assets	198,805	(107,633)	(668,254)
Estimated residual values recorded on leases	(2,709,031)	(3,793,101)	(4,656,176)
Net cash used for investing activities	(3,782,591)	(51,404,963)	(9,999,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	7,595,331	40,845	-
Net increase in demand and money market deposits	1,303,612	29,355	-
Payments to repurchase common stock	(1,489,060)	(2,327,882)	(4,582,239)
Dividends to stockholders	(1,793,156)	(1,801,372)	(1,855,570)
Proceeds from exercise of stock options	616,338	346,281	37,362
Net cash provided by (used for) financing activities	6,233,065	(3,712,773)	(6,400,447)

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,304,352	(33,451,028)	33,202,146

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,088,544	92,539,572	59,337,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,392,896	$59,088,544	$92,539,572
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and
related nonrecourse debt	($48,245,759)	($75,778,148)	($66,683,964)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 57,060	$ 24,562	$ 24,482
Income taxes	$1,265,929	$26,836,075	$11,660,631

The accompanying notes are an integral
part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

Effective May 22, 2001, Amplicon, Inc. ("Amplicon") reorganized itself as a holding company and Amplicon became a wholly-owned subsidiary of California First National Bancorp, a California corporation (the "Company"). California First National Bancorp and its subsidiaries have two principal lines of business, leasing and banking. The Company leases high-technology and other capital assets to customers located throughout the United States. The Company is also engaged in the re-marketing of leased assets at lease expiration. The Company's banking subsidiary, California First National Bank ("CalFirst Bank"), which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, Amplicon, California First Leasing Corporation ("CalFirst Leasing"), and CalFirst Bank. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents includes cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold all of which have initial maturities of less than ninety days. Included in cash and cash equivalents was $9,890,000 that was held by the Bank and was not available to fund the Company's other operations.

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell substantially identical securities. These agreements are classified as secured loans. Securities purchased under agreements to resell at June 30, 2002 consist of U.S. Treasury securities.

The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company's policy to not take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company's rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. At June 30, 2002 and 2001, these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer.

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

Investment Securities

The Company has an investment security at the fiscal year ends June 30, 2002 and 2001 which has been classified as held to maturity under the criteria established with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has stated the investment at cost and does not have any unrealized gain or loss on this investment.

Leases

     Capital Leases

New lease transactions are generally structured as direct financing leases or sales-type leases. The re-lease of property that has come off lease may be accounted for as a sales-type lease or as an operating lease, depending on the terms of the re-lease. Leased property that comes off lease and is re-marketed through a sale to the lessee or a third party is accounted for as sale of leased property.

For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. The unearned income is recognized as direct finance income over the lease term on an internal rate of return method. There are no costs or expenses related to direct financing leases since lease income is recorded on a net basis.

For capital leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The difference between discounted value of the aggregate lease payments receivable and the property cost, less the discounted value of the residual, if any, and any initial direct costs is recorded as sales type lease income. For balance sheet purposes, the aggregate lease payments receivable, and estimated residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. Unearned income is recognized as direct finance income over the lease term on an internal rate of return method.

The residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination. The estimates are reviewed continuously to ensure reasonableness, however the amounts the Company may ultimately realize could differ from the estimated amounts.

The Company assigns, on a nonrecourse basis, the minimum lease payments receivable related to certain leases to financial institutions at fixed interest rates. When leases are assigned to unaffiliated financial institutions without recourse, the discounted value of the minimum lease payments receivable is recategorized on the balance sheet as discounted lease rentals assigned to lenders. The related obligations resulting from the discounting of the leases are recorded as nonrecourse debt. The unearned income related to the lease is reduced by the interest expense from the nonrecourse debt. In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize its residual investment in the leased property.

A portion of the Company's selling, general and administrative costs directly related to originating direct financing lease transactions is deferred as an increase to direct finance income and amortized over the lease term as a reduction to direct finance income utilizing the effective interest method.

     Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Rental income is recorded monthly or quarterly when due. Selling costs directly associated with operating leases are deferred and amortized over the lease term.

Reserve for Lease Losses

The reserve for doubtful accounts and residual valuation allowance ("reserve") is periodically reviewed for adequacy considering levels of past due leases and non-performing assets, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators. The need for reserves is subject to future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific lessees or industries may necessitate additions or deductions to the reserve for doubtful accounts or the residual valuation allowance.

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
	Years ended June 30,
	2002	2001	2000

Net earnings	$14,803,737	$15,852,190	$20,009,330
Weighted average number of common shares outstanding
assuming no exercise of outstanding options	11,204,491	11,283,718	11,617,102
Dilutive stock options using the treasury stock method	230,459	138,436	324,652
	11,434,950	11,422,154	11,941,754
Basic earnings per common share	$1.32	$1.40	$1.72
Diluted earnings per common share	$1.29	$1.39	$1.67

Recent Accounting Pronouncements

On July 20, 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 provides that business combinations are to be accounted for under the purchase method and applies to all business combinations initiated or closed after June 30, 2001. SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements and provides that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS 142. The adoption of SFAS 141 and SFAS 142 did not have an impact on the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, a company is required to record an existing legal obligation and the amount of the liability associated with the retirement of a tangible long-lived asset when incurred and initially measured at fair value; recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows and (c) upon initially recognizing a liability for an asset retirement obligation, an entity shall capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company anticipates that the adoption of SFAS 143 will have no impact on the financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the fundamental provisions of SFAS 121 for (a) the recognition and measurement of the impairment of long-lived assets to be held and used and (b) the measurement of long-lived assets to be disposed of by sale. SFAS 144 also requires that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51") to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company anticipates that the adoption of SFAS 144 will have no effect on the Company's earnings or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The objectives of SFAS No. 145 are to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of Statement 4 will be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 will be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 will be effective for financial statements issued on or after May 15, 2002. The Company anticipates that the adoption of SFAS 145 will not have a material effect on the Company's earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2000 and 2001 financial statements to conform with the presentation of the fiscal 2002 financial statements.

Note 2 - Receivables:

The Company's net receivables consist of the following:

	June 30,
	2002	2001
Lessees	$12,908,501	$6,567,995
Financial institutions	3,206,802	2,964,365
Other	287,975	338,127
	16,403,278	9,870,487
Less allowance for doubtful accounts	(442,614)	(215,041)
Net receivables	$15,960,664	$9,655,446

Note 3 - Capital Leases:

The Company's net investment in capital leases consists of the following:

	June 30,
	2002	2001
Minimum lease payments receivable, less allowance for
doubtful accounts of $3,699,653 in 2002 and $2,143,942
in 2001	$106,900,267	$107,526,794
Estimated residual value, less valuation
allowance of $1,280,702 in 2002 and $1,021,268 in 2001	18,721,840	27,739,676
	125,622,107	135,266,470
Less unearned income	(17,530,741)	(18,978,558)
Net investment in capital leases	$108,091,366	$116,287,912

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4,680,098 and $5,530,756 at June 30, 2002 and 2001, respectively.

At June 30, 2002, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated residual value, net of allowances, is as follows:
Years ending June 30,	Minimum Lease Payments Receivable	Estimated Residual Value	Total
2003	$61,490,814	$ 6,992,862	$ 68,483,676
2004	29,365,942	6,767,377	36,133,319
2005	12,585,240	3,537,499	16,122,739
2006	2,787,870	1,265,211	4,053,081
2007	160,882	158,891	319,773
Thereafter	509,519	-	509,519
	106,900,267	18,721,840	125,622,107
Less unearned income	(13,969,767)	(3,560,974)	(17,530,741)
Net investment in capital leases	$92,930,500	$15,160,866	$108,091,366

Nonrecourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.75% to 12.50%. Maturities of such obligations at June 30, 2002 are as follows:
Years ending June 30,	Capital Leases
2003	$34,520,894
2004	20,882,164
2005	9,482,400
2006	1,877,686
2007	13,732
Total nonrecourse debt	66,776,876
Deferred interest expense	5,977,053
Discounted lease rentals assigned to lenders	$72,753,929

Deferred interest expense of $5,977,053 at June 30, 2002 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $72,753,929 using the effective yield method over the applicable lease term.

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

The provision for income taxes is summarized as follows:
	Years ended June 30,
	2002	2001	2000
Current tax expense:
Federal	$5,343,516	$8,378,941	$17,706,775
State	2,561,867	2,598,814	3,367,876
	7,905,383	10,977,755	21,074,651
Deferred tax expense (benefit):
Federal	2,796,111	(805,058)	(7,182,517)
State	(1,433,494)	(249,697)	(1,366,134)
	1,362,617	(1,054,755)	(8,548,651)
	$9,268,000	$9,923,000	$12,526,000

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

Deferred income tax liabilities (assets) are comprised of the following:
	June 30,
	2002	2001
Deferred income tax liabilities:
Tax operating leases	$23,146,754	$22,200,876
Deferred selling expenses	1,918,840	2,267,610
Total liabilities	25,065,594	24,468,486
Deferred income tax assets:
Allowances and reserves	(1,123,044)	(1,144,160)
Minimum tax credits/carryforwards	-	(312,766)
Depreciation other than on operating leases	(544,348)	(546,398)
State income taxes	(896,653)	(909,585)
Total assets	(2,564,045)	(2,912,909)

Net deferred income tax liabilities	$22,501,549	$21,555,577

At June 30, 2002 and 2001 the Company had an income taxes receivable balance of $1,141,622 and $8,197,721, respectively.

The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:
	Years ended June 30,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.7	4.6	4.6
Other	(1.2)	(1.1)	(1.1)
Effective rate	38.5%	38.5%	38.5%

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

The following table summarizes the activity in the 1985 and 1995 Plans for the periods indicated:
	As of June 30,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	1,254,440	$ 9.72	1,118,000	$ 8.66	1,015,600	$ 8.35

Granted	17,500	11.54	642,000	8.61	144,000	11.80
Exercised	(79,900)	7.71	(49,110)	7.05	(4,300)	8.69
Canceled/expired	(157,166)	8.53	(456,450)	5.85	(37,300)	12.40

Options outstanding at the end of the year	1,034,874	$ 10.08	1,254,440	$ 9.72	1,118,000	$ 8.67

Shares available for issuance	452,114		357,341		885,034

Options exercisable	520,707		493,790		776,450
Weighted average fair value of options granted	$ 5.66		$ 4.02		$ 4.97

	As of June 30, 2002
	Options outstanding			Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average remaining Contractual life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.00 - $ 7.875	175,300	6.32	$ 6.81	108,633	$ 7.30
8.125 - 10.50	535,224	6.71	9.33	207,224	9.45
11.375 - 17.75	324,350	6.34	13.10	204,850	13.15
$ 6.00 - $17.75	1,034,874	6.53	$10.08	520,707	$10.46

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
	Years ended June 30,
	2002	2001	2000
Net earnings	$14,803,737	$15,852,190	$20,009,330
Proforma compensation cost	(483,875)	(502,158)	(274,212)
Proforma net earnings	$14,319,862	$15,350,032	$19,735,118

Proforma Basic EPS	$ 1.28	$ 1.36	$ 1.70

Proforma Diluted EPS	$ 1.25	$ 1.34	$ 1.65

Since the FASB No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000.
	Years ended June 30,
	2002	2001	2000
Risk free interest rate	4.09%	4.97%	6.25%
Option life (in years)	5	5	5
Dividend yield	1.30%	1.60%	1.60%
Volatility	58.76%	57.88%	43.90%

Note 6 - Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company's financial statements. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent (6%) of its risk-weighted assets; (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent (10%) of risk-weighted assets; and (iii) a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent (5%). CalFirst Bank is subject to risk-based and leverage capital requirements mandated by the OCC. The Bank is required to maintain (i) a minimum ratio of Tier 1 capital to risk-adjusted assets of four percent (4%); (ii) a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent (8%) and (iii) for the first three years of operations, a minimum ratio of Tier 1 capital to adjusted total assets, leverage ratio, of 5%.

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2002 and 2001. At June 30, 2002, the Company and CalFirst Bank exceeded all capital requirements by a significant amount.
	Years ended June 30,
	2002		2001
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$ 191,391,000	115.2%	$ 179,253,000	110.9%
Total risk-based capital	$ 193,510,000	116.5%	$ 181,290,000	112.2%
Tier 1 Leverage capital	$ 230,774,000	82.9%	$ 206,788,000	86.7%

California First National Bank
Tier 1 risk-based capital	$ 18,658,000	96.0%	$ 20,156,000	425.6%
Total risk-based capital	$ 18,901,000	97.2%	$ 20,156,000	425.6%
Tier 1Leverage Capital	$ 18,658,000	68.9%	$ 20,156,000	99.8%

Note 7 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease which expires in fiscal 2003. Rent expense was $946,151 (2002), $929,131, (2001) and $972,276 (2000). Future remaining lease payments on this lease are $690,703.

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions during the years ended June 30, 2002, 2001, and 2000 of $140,846, $68,928 and $118,521, respectively.

Note 8 - Segment Reporting:

The Company has two leasing subsidiaries, Amplicon and CalFirst Leasing ("Leasing Companies"), involved in leasing and financing capital assets, primarily computers, computer networks and other high technology assets. The Leasing Companies also re-market leased assets at lease expiration. The operations of CalFirst Leasing did not commence until July 2, 2001.

The Company's banking subsidiary, CalFirst Bank, commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits from a centralized location and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

The accounting policies of each segment are the same as those described in "Summary of Significant Accounting Policies (see Note 1)." Below is a summary of each segment's financial results for 2002 and 2001:
	Leasing Companies	CalFirst Bank	Other	Consolidated
Year end June 30, 2002
Net direct finance and interest income
after provision for lease losses	$ 12,656,348	$ 894,511	$ 4,064	$ 13,554,923
Other income	25,214,500	31,516	-	25,246,016
Gross profit	$ 37,870,848	$ 926,027	$ 4,064	$ 38,800,939

Net earnings (loss)	$ 16,910,858	$(1,511,918)	$ (595,203)	$ 14,803,737

Total assets	$302,874,601	$28,324,821	$(22,558,515)	$308,640,907

Year End June 30, 2001
Net direct finance and interest income
after provision for credit losses	$ 18,599,357	$ (88)	$ -	$ 18,599,269
Other income	25,809,160	90,024	-	25,899,184
Gross profit	$ 44,408,517	$ 89,936	$ -	$ 44,498,453

Net earnings (loss)	$ 16,004,480	$ 5,213	$ (157,503)	$ 15,852,190

Total assets	$336,420,325	$20,298,516	$(20,053,132)	$336,665,709

Note 9 - California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2002, and 2001 and for the two years ended June 30, 2002 are presented below:
Condensed Balance Sheets	June 30,
(in thousands)	2002	2001
Assets
Cash and cash equivalents	$ 1,633	$ 373
Intercompany receivables	124	-
Investments in bank subsidiary	18,658	20,156
Investments in non-bank subsidiaries	191,294	179,420
Other assets	1,902	-
Premises and other fixed assets	17	-
	$ 213,628	$ 199,949

Liabilities
Accrued liabilities	$ 783	$ 451
Payable to non-bank subsidiaries	100	88
Loan from non-bank subsidiaries	21,354	20,157
	22,237	20,696
Stockholders' Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,179,728 (2002) and 11,227,328 (2001) issued and outstanding	112	112
Additional paid-in capital	3,051	3,216
Retained earnings	188,228	175,925
	191,391	179,253
	$ 213,628	$ 199,949

Condensed Statements of Earnings	June 30,
(in thousands)	2002	2001
Income
Dividends from non-bank subsidiary	$ 21,278	$ -
Management fee income bank subsidiary	110	-
Management fee income non-bank subsidiaries	1,758	-
Other interest income	4	-
	23,150	-
Expenses
Selling, general and administrative	2,313	-
Interest expense	1,473	158
	3,786	158
Income before taxes and equity in (over) under distributed earnings of subsidiaries	19,364	(158)
Income tax credits	1,319	-
	20,683	(158)
Equity in (over) under distributed earnings of subsidiaries	(5,879)	16,010
	$14,804	$15,852

Condensed Statements of Cash Flows	June 30,
(in thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 14,804	$ 15,852
Adjustments to reconcile net earnings to cash flows used for
Provision for deferred income taxes	(1,319)	-
Equity in undistributed earnings of subsidiaries	5,879	(16,010)
Net change in other liabilities	332	451
Net change in other assets	(583)	-
Other, net	(17)	-
Net cash provided by operating activities	19,096	293

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(16,408)	(20,032)
Net cash used for investing activities	(16,408)	(20,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances in subsidiaries	1,238	20,245
Proceeds from issuance of common stock	691	316
Payments to repurchase common stock	(1,565)	-
Dividends paid	(1,792)	(449)
Net cash (used for) provided by financing activities	(1,428)	20,112

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,260	373

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	373	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,633	$ 373

Note 10 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2002 and 2001 is as follows:
Three months ended
	September 30,	December 31,	March 31,	June 30,
(In thousands except per share amounts)
2002

Net direct finance and interest income after provision for lease losses	$ 3,316	$ 3,840	$ 3,139	$ 3,260
Gross profit	8,623	9,477	9,945	10,757
Net earnings	$ 2,988	$ 3,593	$ 3,852	$ 4,371

Basic earnings per common share	$ 0.27	$ 0.32	$ 0.34	$ 0.39
Diluted earnings per common share	$ 0.26	$ 0.32	$ 0.34	$ 0.38

Dividends declared per common share	$ 0.04	$ 0.04	$ 0.04	$ 0.04

Three months ended
	September 30,	December 31,	March 31,	June 30,
(in thousands except per share amounts)
2001

Net direct finance and interest income after provision for lease losses	$ 5,235	$ 5,113	$ 4,705	$ 3,546
Gross profit	10,930	10,514	11,857	11,198
Net earnings	$ 3,956	$ 3,603	$ 4,101	$ 4,192

Basic earnings per common share	$ 0.35	$ 0.32	$ 0.37	$ 0.37
Diluted earnings per common share	$ 0.34	$ 0.31	$ 0.36	$ 0.37

Dividends declared per common share	$ 0.04	$ 0.04	$ 0.04	$ 0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 29, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 29, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 29, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 29, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         List of documents filed as part of this Report

             (1)  Financial Statements
                   All financial statements of the Registrant as set forth under Part II
                   Item 8 of this report on Form 10-K

             (2)  Financial Statement Schedules:
Schedule Number	Description	Page Number
II.	Valuation and Qualifying Accounts	44

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the financial statements and notes thereto.

             (3)  Exhibits:
See Index to Exhibits filed as part of this Form 10-K	45

(b)          Reports on Form 8-K

There was one report filed on Form 8-K filed during the fourth quarter of fiscal 2002. The report filed on April 25, 2002 was regarding the Company's press release on the financial results for the three and nine months ended March 31, 2002 and certain other information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP
By: S. Leslie Jewett/s/	Date: September 26, 2002
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
Signature	Title	Date

Patrick E. Paddon/s/ Patrick E. Paddon	President, Chief Executive Officer and Director	September 26, 2002

Glen T. Tsuma/s/ Glen T. Tsuma	Vice President, Chief Operating Officer and Director	September 26, 2002

S. Leslie Jewett/s/ S. Leslie Jewett	Chief Financial Officer	September 26, 2002

Michael H. Lowry/s/ Michael H. Lowry	Director	September 26, 2002

Harris Ravine/s/ Harris Ravine	Director	September 27, 2002

Danilo Cacciamatta/s/ Danilo Cacciamatta	Director	September 26, 2002

CERTIFICATIONS

I, Patrick E. Paddon, certify that:

  I have reviewed this annual report on Form 10-K of California First National Bancorp;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

PATRICK E PADDON /S/

Patrick E. Paddon
Chief Executive Officer

I, S. Leslie Jewett, certify that:

  I have reviewed this annual report on Form 10-K of California First National Bancorp;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

S. LESLIE JEWETT /S/

S. Leslie Jewett
Chief Financial Officer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Additions Charged to Costs and Expenses	Accounts written off	Balance at end of period

Year ended June 30, 2000:

Allowance for doubtful accounts	$2,658,131	$1,277,000	$ (990,338)	$2,944,793
Allowance for valuation of residual value	$2,816,276	$ 233,000	$(1,653,947)	$1,395,329

Year ended June 30, 2001:

Allowance for doubtful accounts	$2,944,793	$1,550,000	$(2,115,210)	$2,379,583
Allowance for valuation of residual value	$1,395,329	$ 400,000	$ (774,061)	$1,021,268

Year ended June 30, 2002:

Allowance for doubtful accounts	$2,379,583	$5,054,000	$(3,212,927)	$4,220,656
Allowance for valuation of residual value	$1,021,268	$ 300,000	$ (40,566)	$1,280,702

Note: The allowance for doubtful accounts includes balances related to receivables, capital leases and operating leases described in Notes 1, 2 and 3 of the Notes to Financial Statements.

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Page No.

2.1	Agreement of Merger dated as of May 22, 2001 among
     Amplicon, Inc., California First National Bancorp and
      CFNB Merger Sub (incorporated by reference to Exhibit 2.1
to Registrant's Statement on Form 8-K dated May 25, 2001)
3.1	Articles of Incorporation of California First National Bancorp (incorporated by reference to Exhibit 3.1 to Registrant's Statement on Form 8-K dated May 25, 2001)
3.2	Bylaws of California First National Bancorp (incorporated by reference to Exhibit 3.2 to Registrant's Statement on Form 8-K dated May 25, 2001)
10.1	1984 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form S-8 File No. 33-27283)
10.2	1995 Equity Participation Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form S-8 File No. 333-15683)
10.3	Business Loan Agreement dated as of December 23, 1997 between Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.19 to the Registrant's December 31, 1997 Form 10-Q)
10.4	Office Lease dated September 17, 1997, between Amplicon, Inc. and GT Partners (incorporated by reference to Exhibit 10.20 to the Registrant's March 31, 1998 Form 10-Q)
10.5

Amendment One to Business Loan Agreement, dated as of December
     20, 1999, between Amplicon, Inc. and Bank of America
     (incorporated by reference to Exhibit 10.21
     to the Registrant's December 31, 1999 Form 10-Q)

10.6

Capital Assurances and Liquidity Maintenance Agreement between
     California First National Bancorp and California First National
     Bank, effective as of May 23, 2001 (incorporated by reference to
     Exhibit 10.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.7

Agreement by and between California First National Bank and the
     Office of the Comptroller of the Currency dated as of
     May 23, 2001 (incorporated by reference to Exhibit 10.2
     to Registrant's Statement on Form 8-K dated May 25, 2001)