Form 10-Q
period 2002-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2002-11-15
CIK 803016

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30 , 2002
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
Yes X No
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 31, 2002 was 11,100,528.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS	September 30, 2002	June 30, 2002

Cash and due from banks	$ 69,886,000	$ 78,503,000
Federal funds sold and securities purchased under agreements to resell	8,155,000	9,890,000

Total cash and cash equivalents	78,041,000	88,393,000
Security held to maturity	583,000	583,000
Net receivables	10,464,000	15,961,000
Property acquired for transactions in process	28,430,000	20,570,000
Net investment in capital leases	117,080,000	108,091,000
Income taxes receivable	-	1,142,000
Other assets	1,244,000	1,147,000
Discounted lease rentals assigned to lenders	63,133,000	72,754,000

	$ 298,975,000	$ 308,641,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 1,613,000	$ 1,422,000
Accrued liabilities	3,903,000	3,996,000
Demand deposits	1,408,000	1,333,000
Time certificates of deposit	7,025,000	7,636,000
Lease deposits	7,188,000	7,608,000
Nonrecourse debt	63,133,000	72,754,000
Income taxes payable, including deferred taxes, net	22,005,000	22,501,000

	106,275,000	117,250,000

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,099,528 (Sept. 2002) and 11,179,728 (June 2002) issued and outstanding	111,000	112,000
Additional paid in capital	2,455,000	2,900,000
Retained earnings	190,134,000	188,379,000

	192,700,000	191,391,000

	$ 298,975,000	$ 308,641,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three months ended September 30,

	2002	2001

Direct finance income	$4,577,000	$4,330,000
Interest income on investments	316,000	525,000

Total direct finance and interest income	4,893,000	4,855,000

Interest expense on deposits	67,000	7,000
Provision for credit losses	180,000	1,532,000

Net direct finance and interest income after provision for credit losses	4,646,000	3,316,000

Other income
Operating and sales type lease income	1,789,000	1,738,000
Gain on sale of leases and leased property	2,204,000	2,837,000
Other income	163,000	731,000

Total other income	4,156,000	5,306,000

Gross profit	8,802,000	8,622,000

Selling, general and administrative expenses	3,861,000	3,764,000

Earnings before income taxes	4,941,000	4,858,000

Income taxes	1,902,000	1,870,000

Net earnings	$3,039,000	$2,988,000

Basic earnings per common share	$ .27	$ .27

Diluted earnings per common share	$ .27	$ .26

Dividends declared per common share outstanding	$ .04	$ .04

Weighted average common shares outstanding	11,112,000	11,233,000

Diluted common shares outstanding	11,415,000	11,438,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended September 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 3,039,000	$ 2,988,000
Adjustments to reconcile net earnings to cash flows used for operating activities:
Interest accretion of estimated unguaranteed residual values	(522,000)	(780,000)
Decrease in estimated unguaranteed residual values	1,748,000	2,395,000
Provision for credit losses	180,000	1,532,000
Net decrease in income taxes payable, including deferred taxes	(496,000)	(614,000)
Net decrease (increase) in net receivables	5,497,000	(4,367,000)
Decrease in income taxes receivable	1,142,000	2,400,000
Net increase in property acquired for transactions in process	(7,860,000)	(5,036,000)
Net increase (decrease) in accounts payable and accrued liabilities	98,000	(1,371,000)
(Decrease) increase in lease deposits	(420,000)	158,000

Net cash provided by (used for) operating activities	2,406,000	(2,695,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(9,608,000)	(2,092,000)
Net (increase) decrease in other assets	(97,000)	62,000
Increase in estimated unguaranteed residual values recorded on leases	(787,000)	(855,000)

Net cash used for investing activities	(10,492,000)	(2,885,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (decrease) increase in time deposits	(611,000)	1,141,000
Net increase in demand and time certificate deposits	75,000	367,000
Payments to repurchase common stock	(1,453,000)	-
Dividends to stockholders	(444,000)	(449,000)
Proceeds from exercise of stock options	167,000	63,000

Net cash (used for) provided by financing activities	(2,266,000)	1,122,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,352,000)	(4,458,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,393,000	59,089,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,041,000	$54,631,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related nonrecourse debt	($ 9,621,000)	($14,012,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$ 20,000	$ 3,000

Income taxes	$ 1,256,000	$ 83,000

The accompanying notes are an integral part
 of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the readers have read or have access to the 2002 Annual Report on Form 10-K, which contains Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2002 and the statements of earnings and cash flows for the three month periods ended September 30, 2002 and 2001. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2003.

Certain reclassifications have been made to the first quarter of fiscal 2002 financial statements to conform with the presentation of the first quarter of fiscal 2003 financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

California First National Bancorp (the "Company") is a bank holding company. The Company has two leasing subsidiaries, Amplicon, Inc. ("Amplicon") and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies") that are involved in the leasing and financing of computers, computer networks and other high technology assets. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration. The operations of CFLC commenced on July 2, 2001. California First National Bank ("CalFirst Bank" or the "Bank"), another subsidiary, which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail, and leases capital assets to businesses and organizations as well as provides business loans to fund the purchase of assets leased by third parties. For the quarter ended September 30, 2002, the Company's results include the operations of Amplicon, CalFirst Leasing, and CalFirst Bank. For the quarter ended September 30, 2001 the results are almost exclusively related to Amplicon's operations.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability of leased property being re-marketed through re-lease or sale, variations in the mix of lease originations, the size and credit quality of the lease portfolio, interest rates and economic conditions in general. The Company has insignificant interest bearing liabilities, and therefore, reductions in interest rates in general can reduce the yield earned on the investment in lease receivables and on the investment in securities and other interest earning assets.

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

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company's Annual Report filed on Form 10K for the year ended June 30, 2002.

The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Consolidated Statement of Earnings Analysis

          Summary -- For the first quarter ended September 30, 2002, net earnings of $3.0 million were essentially unchanged from the first quarter ended September 30, 2001. Diluted earnings per share increased 4% to $.27 for the quarter ended September 30, 2002, compared to $.26 per share for the same quarter of the prior year, benefiting from a lower number of shares outstanding during the period. The results for the first quarter of fiscal 2003 reflect the benefit of a significant decrease in the provision for lease losses, as the credit quality of the lease portfolio remained stable over the period, and higher income from the lease portfolio, which were offset by lower income from end-of-term transactions and slightly higher expense levels. The volume of new lease transactions booked during the quarter was approximately $30 million, which represented a 9% increase from the same quarter of the prior year.

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

          Net direct finance and interest income was $4.8 million for the quarters ended September 30, 2002 and September 30, 2001. Direct finance income of $4.5 million increased by $247,000 as a result of higher yields earned on the investment in capital leases, which were offset by the lower average investment in capital leases during the quarter. Interest income on investments declined by $209,000 due primarily to a decline in interest rates earned, which offset an increase in the average balances of cash and cash equivalents. Interest expense on deposits was $67,000 for the first quarter of fiscal 2003 compared to $7,000 for the same quarter of the prior year reflecting an increase in the average deposit balances.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Quarter Ended September 30, 2002 compared to 2001
	Volume	Rate	Total
Direct Finance and Interest income
Net investment in capital leases
including discounted lease rentals	$(1,539,726)	$ 716,662	$ (823,064)
Federal funds sold	(93,405)	(34,086)	(127,491)
Interest-bearing deposits with banks	331,855	(413,240)	(81,385)
Total finance and interest income	(1,301,276)	269,336	(1,031,940)
Interest expense
Nonrecourse debt	(1,042,153)	(28,308)	(1,070,461)
Demand and savings deposits	423	502	925
Time deposits	80,744	(21,362)	59,382
Total interest expense	(960,986)	(49,168)	(1,010,154)
Net direct finance and interest income	$ (340,290)	$ 318,504	$ (21,786)

          The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended September 30, 2002			Quarter ended September 30, 2001
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 74,194,670	$ 265,281	1.4%	$ 37,907,168	$ 346,667	3.7%
Federal funds sold	9,022,500	50,783	2.3%	18,952,500	178,274	3.8%
Net investment in capital leases including discounted lease rentals (1,2)	178,742,199	5,989,985	13.4%	230,932,065	6,813,049	11.8%
Total interest-earning assets	261,959,369	6,306,049	9.6%	287,791,733	7,337,990	10.2%
Other assets	40,061,855			43,009,865
	$302,021,224			$330,801,598
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 190,422	981	2.0%	$ 22,270	56	1.0%
Time deposits	7,288,784	65,983	3.6%	550,917	6,602	4.8%
Nonrecourse debt	66,156,512	1,412,933	8.5%	113,993,926	2,483,394	8.7%
Total interest bearing liabilities	73,635,718	1,479,897	8.0%	114,567,113	2,490,052	8.7%
Other liabilities	36,340,107			35,680,557
Stockholders' equity	192,045,399			180,553,928
	$302,021,224			$330,801,598
Net direct finance and interest income		$4,826,152	1.6%		$4,847,938	1.5%
Net direct finance and interest income to average interest-earning assets			7.4%			6.7%
Average interest-earning assets over average interest bearing liabilities			355.8%			251.2%

(1) Direct finance income and interest expense on discounted lease rentals and nonrecourse debt of $63,133,000 and $72,754,000 at September 30, 2002 and 2001, respectively, offset each other and do not contribute to the Company's net interest and finance income.

(2) Average balance is based on quarter-end balances, and includes non-accrual leases, and is presented net of unearned income.

          Provision for Lease Losses -- The Company's provision for lease losses in the first quarter of fiscal 2003 was $180,000, compared to $1.5 million for the same period in the prior year. This reduction in the provision reflects a relatively stable portfolio during the period.

          Other Income -- Other income is a significant source of income for the Company, accounting for 47% of the Company's gross profit during the quarter ended September 30, 2002 and 62% during the first quarter of fiscal 2002. Total other income for the quarter ended September 30, 2002 decreased by $1.1 million, or 22%, to $4.2 million, compared to $5.3 million for the same quarter of the prior fiscal year. The decrease in other income is primarily due to a $633,000, or 22%, decrease in gain on sale of leases and leased property to $2.2 million for the first quarter of fiscal 2003 from $2.8 million for the same period of the prior year. This reflected a decrease in income from a lower volume of leased property sales.

          Selling, General, and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") increased $97,000, or 3%, to $3.9 million during the first quarter of fiscal 2003 compared to $3.8 million during the first quarter of fiscal 2002. The increase in SG&A expenses during the quarter reflects higher costs related to the expansion of the sales organization, which was offset by a slight decrease in other expenses.

          Income Taxes -- Income taxes were accrued at a tax rate of 38.5% for each of the fiscal quarters ended September 30, 2002 and 2001, representing the Company's estimated annual tax rates for each respective year.

Financial Condition Analysis

      Lease Portfolio Analysis

          The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A portion of lease originations are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. Over the past two fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally. During the quarter ended September 30, 2002, approximately 88% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 63% during the first quarter of fiscal 2002. During the first quarter of fiscal 2003, the Company's net investment in capital leases increased by $9.0 million. This increase includes a $9.4 million increase in the Company's investment in lease receivables, and a $439,000 reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained in the Company's portfolio as compared to the volume of lease transactions coming to their end of term during the quarter.

          The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At September 30, 2002, the Company's investment in property acquired for transactions in process was $28.4 million, compared to $20.6 million at June 30, 2002, and $22.7 million at September 30, 2001. This increase was primarily due to the larger volume of lease transactions in process during the first quarter of fiscal 2003 compared to the first quarter of the prior year.

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

The following table summarizes the Company's non-performing capital leases:

	September 30, 2002	June 30, 2002
Non-Performing Capital Leases
Non-accrual leases	$ 3,703,852	$ 1,293,594
Restructured leases	91,332	90,150
Leases past due 90 days (other than above)	162,509	278,172
Total non-performing capital leases	$ 3,957,693	$ 1,661,916
Non-performing assets as % of total investment in capital leases	3.4%	1.3%

          Included in non-accrual leases at September 30, 2002 is one lease investment of approximately $2.4 million related to a lessee in bankruptcy for which the Company has received all payments due through October 31, 2002, except for a small prepetition amount. Excluding this lease from the amount above, non-performing assets would represent 1.3% of the total investment in capital leases. In addition to the non-performing capital leases identified above, there was $3.1 million of investment in capital leases at September 30, 2002 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $6.8 million at June 30, 2002. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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

(dollars in 000's)
Allowance for lease losses at June 30, 2002	$ 5,502
Charge-off of lease receivables	(239)
Recovery of amounts previously written off	174
Provision for lease losses	180
Allowance for lease losses at September 30, 2002	$ 5,617

Net investment in capital leases at September 30, 2002	$117,080
Allowance for lease losses as percent of net investment in capital leases at September 30, 2002	4.8%

          The allowance for lease losses increased to $5.6 million (4.8% of net investment in capital leases) at September 30, 2002 from $5.5 million (5.1% of net investment in capital leases) at June 30, 2002. This allowance consisted of $3.5 million allocated to specific accounts and $2.1 million that was unallocated. The increase in the allowance at September 30, 2002 primarily relates to an increase in general reserves related to the increase in the investment in capital leases and the weaker economy. The Company considers the allowance for doubtful accounts of $5.6 million at September 30, 2002 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process will not require significant increases in the allowance for loan and lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

          The Company funds it's operating activities through internally generated funds, nonrecourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are often financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2002, the Company had outstanding nonrecourse debt aggregating $63.1 million relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

          Deposits have not been an important source of funds for the Company. Deposits totaled $8.4 million at September 30, 2002, compared to $1.6 million at September 30, 2001. The following table presents average balances and average rates paid on deposits for quarters ended September 30, 2002 and 2001:

	Quarters ended September 30,
	2002		2001
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$1,150,175	n/a	$ 187,870	n/a
Interest-bearing demand deposits	17,324	0.50%	14,974	0.50%
Savings deposits	173,098	2.20%	7,296	2.01%
Time deposits less than $100,000	4,631,118	3.57%	411,933	4.67%
Time deposits, $100,000 or more	$2,657,666	3.63%	$ 138,984	5.00%

          In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the quarter ended September 30, 2002, the Company repurchased 100,000 shares at an aggregate cost of $1.5 million. As of October 31, 2002, 781,856 shares remain available under this authorization.

          At September 30, 2002, the Company's cash and cash equivalents were $78.0 million. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a nonrecourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

          Stockholders' equity at September 30, 2002 was $192.7 million, or 64% of total assets, compared to $181.9 million, or 56% of total assets, at September 30, 2001. At September 30, 2002, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

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

  General economic or industry conditions could be less favorable than expected, resulting in a reduced demand for capital assets, deterioration in credit quality, deterioration in the recoverability of our investment in leased property and lease residual values, and a change in the allowance for lease losses;

  Changes in the domestic interest rate environment could reduce interest income and could increase lease losses;

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

          The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes in internal controls.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended September 30, 2002. The report filed on August 5, 2002 related to the release of the Company's earnings for the year ended June 30, 2002.

(a) Exhibits

None

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: November 14, 2002	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Patrick E. Paddon, certify that:

  I have reviewed this quarterly report on Form 10-Q of California First National Bancorp;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

PATRICK E PADDON /S/

Patrick E. Paddon
Chief Executive Officer

I, S. Leslie Jewett, certify that:

  I have reviewed this quarterly report on Form 10-Q of California First National Bancorp;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

S. LESLIE JEWETT /S/

S. Leslie Jewett
Chief Financial Officer