Form 10-Q
period 2002-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2003-02-12
CIK 803016

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
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
Yes X No
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of February 7, 2003 was 10,960,409.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
ASSETS	(UNAUDITED) December 31, 2002	June 30, 2002

Cash and due from banks	$ 67,714,000	$ 78,503,000
Federal funds sold and securities purchased under agreements to resell	3,545,000	9,890,000

Total cash and cash equivalents	71,259,000	88,393,000
Security held to maturity	560,000	583,000
Net receivables	11,597,000	15,961,000
Property acquired for transactions in process	28,067,000	20,570,000
Net investment in capital leases	123,053,000	108,091,000
Income taxes receivable	-	1,142,000
Other assets	1,489,000	1,147,000
Discounted lease rentals assigned to lenders	54,684,000	72,754,000

	$ 290,709,000	$ 308,641,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 870,000	$ 1,422,000
Accrued liabilities	3,477,000	3,996,000
Demand deposits	653,000	1,333,000
Time certificates of deposit	6,901,000	7,636,000
Lease deposits	7,529,000	7,608,000
Nonrecourse debt	54,684,000	72,754,000
Income taxes payable, including deferred taxes	21,751,000	22,501,000

	95,865,000	117,250,000

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,071,909 (Dec. 2002) and 11,179,728 (June 2002) issued and outstanding	111,000	112,000
Additional paid in capital	2,295,000	2,900,000
Retained earnings	192,438,000	188,379,000

	194,844,000	191,391,000

	$ 290,709,000	$ 308,641,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Direct finance income	$ 4,946,000	$ 4,401,000	$9,524,000	$8,730,000
Interest income on investments	301,000	360,000	617,000	885,000

Total direct finance and interest income	5,247,000	4,761,000	10,141,000	9,615,000

Interest expense on deposits	62,000	17,000	130,000	23,000
Provision for lease losses	38,000	904,000	218,000	2,436,000

Net direct finance and interest income after provision for lease losses	5,147,000	3,840,000	9,793,000	7,156,000

Other income
Operating and sales type lease income	1,307,000	601,000	3,096,000	2,339,000
Gain on sale of leases and leased property	2,436,000	4,920,000	4,640,000	7,756,000
Other income	122,000	116,000	285,000	848,000

Total other income	3,865,000	5,637,000	8,021,000	10,943,000

Gross profit	9,012,000	9,477,000	17,814,000	18,099,000

Selling, general and administrative expenses	4,304,000	3,634,000	8,165,000	7,398,000

Earnings before income taxes	4,708,000	5,843,000	9,649,000	10,701,000

Income taxes	1,813,000	2,250,000	3,715,000	4,120,000

Net earnings	$ 2,895,000	$ 3,593,000	$ 5,934,000	$ 6,581,000

Basic earnings per common share	$ .26	$ .32	$ .53	$ .59

Diluted earnings per common share	$ .26	$ .32	$ .52	$ .58

Dividends declared per common share outstanding	$ .04	$ .04	$ .08	$ .08

Weighted average common shares outstanding	11,096,000	11,228,000	11,103,000	11,230,000

Diluted common shares outstanding	11,327,000	11,380,000	11,385,000	11,408,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended December 31,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 5,934,000	$ 6,581,000
Adjustments to reconcile net earnings to cash flows used for operating activities:
Interest accretion of estimated unguaranteed residual values	(1,026,000)	(1,494,000)
Decrease in estimated unguaranteed residual values	3,854,000	5,233,000
Provision for lease losses	218,000	2,436,000
Net decrease in income taxes payable, including deferred taxes	(750,000)	(3,660,000)
Net decrease (increase) in net receivables	4,364,000	(1,969,000)
Decrease in income taxes receivable	1,142,000	7,403,000
Net increase in property acquired for transactions in process	(7,497,000)	(1,351,000)
Net decrease in accounts payable and accrued liabilities	(1,071,000)	(1,142,000)
Net decrease in lease deposits	(79,000)	(152,000)

Net cash provided by operating activities	5,089,000	11,885,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in minimum lease payments receivable	(16,355,000)	725,000
Proceeds from sale of security held to maturity	23,000	-
Net (increase) decrease in other assets	(342,000)	195,000
Increase in estimated unguaranteed residual values recorded on leases	(1,654,000)	(1,429,000)

Net cash used for investing activities	(18,328,000)	(509,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(735,000)	1,540,000
Net (decrease) increase in demand and money market deposits	(680,000)	195,000
Payments to repurchase common stock	(1,783,000)	(226,000)
Dividends to stockholders	(887,000)	(899,000)
Proceeds from exercise of stock options	190,000	86,000

Net cash (used for) provided by financing activities	(3,895,000)	696,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,134,000)	12,072,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,393,000	59,089,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,259,000	$71,161,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related nonrecourse debt	($18,070,000)	($45,971,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$ 22,000	$ 24,000

Income taxes	$ 3,324,000	$19,910,000

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2002 and the statements of earnings and cash flows for the six month periods ended December 31, 2002 and 2001. The results of operations for the six month period ended December 31, 2002 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2003.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting costs associated with the exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in Restructuring." The Company anticipates the adoption of FASB 146 will not have an impact on the financial statements.

In June 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 removes acquisition of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" and requires those transactions be accounted for in accordance with SFAS Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS 147 amends SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions. The Company anticipates the adoption of FASB 147 will not have an impact on the financial statements.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment to FASB No 123, Accounting for Stock-Based Compensation" (SFAS 148). SFAS 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used in the reported results. The implementation of SFAS 148 is not expected to have a material impact on the Company's financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

California First National Bancorp (the "Company") is a bank holding company. The Company has two leasing subsidiaries, Amplicon, Inc. ("Amplicon") and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies") that are involved in the leasing and financing of computers, computer networks and other high technology assets. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration. The operations of CFLC commenced on July 2, 2001. California First National Bank ("CalFirst Bank" or the "Bank"), another subsidiary which commenced operations on May 23, 2001, is a FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail, and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

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

CONSOLIDATED STATEMENT OF EARNINGS ANALYSIS

         Summary -- For the second quarter ended December 31, 2002, net earnings of $2.9 million decreased $698,000, or 19.4%, compared to $3.6 million for the second quarter ended December 31, 2001. Diluted earnings per share decreased 18.8% to $0.26 per share for the second quarter of fiscal 2003 compared to $0.32 per share for the second quarter of the prior year. The results of the second quarter of fiscal 2003 reflect the impact of a significant increase in selling, general and administrative ("SG&A") expenses and lower income from end-of-term transactions, which offset the benefit of a significant decrease in the provision for lease losses, and higher income from the lease portfolio. The volume of new lease transactions booked during the second quarter of fiscal 2003 was $31.8 million, a 44.6% increase from the same quarter of the prior year.

         For the six months ended December 31, 2002, net earnings of $5.9 million decreased $647,000, or 9.8%, compared to the six months ended December 31, 2001. Diluted earnings per share decreased 10.3% to $0.52 for the first six months of fiscal 2003 compared to $0.58 for the same period of the prior year. The results of the first six months of fiscal 2003 reflect the benefit of the significant decrease in the provision for lease losses and higher income from the lease portfolio which were offset by lower income from end-of-term transactions and higher expense levels. The volume of new lease transactions booked during the six months ended December 31, 2002 was $61.4 million, a 24.7% increase from the same period of the prior year.

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

         Net direct finance and interest income was $5.2 million for the quarter ended December 31, 2002, a $441,000, or 9.3%, increase compared to the same quarter of the prior year. Direct finance income of $4.9 million increased by $545,000 as a result of higher yields on a larger average investment in capital leases. Interest income on investments declined by $59,000 due primarily to a decline in rate which was offset slightly by an increase in average balances of cash and cash equivalents during the period. Interest expense on deposits was $62,000 for the second quarter of fiscal 2003 compared to $17,000 for the same quarter of the prior year, primarily reflecting an increase in the average balances.

         For the six months ended December 31, 2002, net direct finance and interest income was $10.0 million, a $419,000, or 4.4%, increase compared to the same period of the prior year. Direct finance income of $9.5 million increased by $794,000 as a result of higher yields on a larger average investment in capital leases outstanding. Interest income on investments declined by $268,000 due primarily to a decline in rate which offset an increase in average balances of cash and cash equivalents during the period. Interest expense on deposits was $130,000 for the first six months of fiscal 2003 compared to $23,000 for the same period of the prior year, reflecting an increase in the average balances.

          The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Six Months Ended December 31, 2002 compared to 2001
	Volume	Rate	Total
Direct Finance and Interest income
Net investment in capital leases
including discounted lease rentals	$(2,562,657)	$1,320,393	$(1,242,264)
Federal funds sold	(159,317)	(26,124)	(185,441)
Interest-bearing deposits with banks	361,327	(443,753)	(82,426)
Total finance and interest income	(2,360,647)	850,516	(1,510,131)
Interest expense
Nonrecourse debt	(1,984,588)	(50,757)	(2,035,345)
Demand and savings deposits	1,464	1,113	2,577
Time deposits	142,673	(39,154)	103,519
Total interest expense	(1,840,451)	(88,798)	(1,929,249)
Net direct finance and interest income	$ (520,196)	$ 939,314	$ 419,118

         Discounted lease rentals and nonrecourse debt offset each other, and does not contribute to the Company's net interest and finance income.

         The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Six months ended December 31, 2002			Six months ended December 31, 2001
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 71,692,373	$ 537,758	1.5%	$ 45,300,000	$ 620,184	2.7%
Federal funds sold	6,497,000	79,178	2.4%	16,326,667	264,619	3.2%
Net investment in capital leases including discounted lease rentals (1,2)	179,253,136	12,169,135	13.6%	221,595,761	13,411,398	12.1%
Total interest-earning assets	257,442,509	12,786,071	9.9%	283,222,428	14,296,201	10.1%
Other assets	38,794,907			40,010,264
	$296,237,416			$323,232,692
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 263,523	2,729	2.1%	$ 24,787	152	1.2%
Time deposits	7,108,007	126,830	3.5%	998,256	23,311	4.6%
Nonrecourse debt	61,076,331	2,645,534	8.7%	106,031,187	4,680,879	8.8%
Total interest bearing liabilities	68,447,861	2,775,093	8.1%	107,054,230	4,704,342	8.8%
Other liabilities	34,637,479			34,210,891
Stockholders' equity	193,152,076			181,967,571
	$296,237,416			$323,232,692
Net direct finance and interest income		$10,010,978	1.8%		$9,591,859	1.3%
Net direct finance and interest income to average interest-earning assets			7.8%			6.8%
Average interest-earning assets over average interest bearing liabilities			376.1%			264.6%

(1) Direct finance income and interest expense on discounted lease rentals and nonrecourse debt of $54,684,000 and $90,106,000 at December 31, 2002 and 2001, respectively, offset each other and do not contribute to the Company's net interest and finance income.

(2) Average balance is based on quarter-end balances, and includes non-accrual leases, and is presented net of unearned income.

         Provision for Lease Losses -- The Company's provision for lease losses in the second quarter and six months ended December 31, 2002 was $38,000 and $218,000, respectively, compared to $904,000 and $2,436,000, respectively, for the same periods of the prior fiscal year. The reduction in the provision for both periods reflects a slight improvement in the portfolio's performance. The prior fiscal year periods include a provision for the deterioration in the underlying credit of one large lease transaction in process, which was not required in the current year.

         Other Income -- Other income is a significant source of income for the Company, accounting for 43% of the Company's gross profit during the quarter ended December 31, 2002 and 59% during the second quarter of fiscal 2002. Total other income for the quarter ended December 31, 2002 decreased by $1.8 million, or 31%, to $3.9 million, compared to $5.6 million for the same quarter of the prior fiscal year. The decrease in other income is primarily due to a $2.5 million, or 50%, decrease in gain on sale of leases and leased property to $2.4 million for the second quarter of fiscal 2003 from $4.9 million for the same period of the prior year. This reflected a decrease in income from a lower volume of leased property sales. Operating and sales type income of $1.3 million during the second quarter of fiscal 2003 more than doubled from $601,000 for the same quarter of fiscal 2002, benefiting from an increase in the volume of lease extensions and short term lease renewals.

         For the six months ended December 31, 2002, other income accounted for 45% of the Company's gross profit compared to 60% for the comparable period of the prior fiscal year. Total other income for the first six months of fiscal 2003 decreased $2.9 million, or 27%, to $8.0 million from $10.9 million for the same period of the prior fiscal year. The decrease in other income is primarily due to a $3.1 million, or 40%, decrease in gain on sale of leases and leased property to $4.6 million for the six months ended December 31, 2002 from $7.8 million for the same period of the prior year. This primarily reflected a lower volume of leased property sales. Operating and sales type income of $3.1 million increased $757,000, or 32%, during the first six months of fiscal 2003 compared to $2.3 million for the same period of fiscal 2002, again reflecting an increase in the volume of lease extensions and short term lease renewals.

         Selling, General, and Administrative Expenses -- S,G&A expenses increased by $670,000, or 18%, to $4.3 million during the second quarter of fiscal 2003 compared to $3.6 million during the second quarter of fiscal 2002. For the first six months, S,G&A expenses increased 10% to $8.2 million from $7.4 million reported for the first six months of the prior fiscal year. The increase in S,G&A for both periods is due to higher costs related to an expansion of the sales organization.

         Taxes -- Taxes were accrued at a tax rate of 38.5% for the six months ended December 31, 2002 and 2001, representing the estimated annual tax rate for the years ending June 30, 2003 and 2002, respectively.

FINANCIAL CONDITION ANALYSIS

Lease Portfolio Analysis

         The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A portion of lease originations are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. Over the past two fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally. During the six months ended December 31, 2002, approximately 90% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 69% during the first six months of fiscal 2002. During the six months ended December 31, 2002, the Company's net investment in capital leases increased by $15.0 million. This increase includes a $16.2 million increase in the Company's investment in lease receivables, and a $1.2 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained in the Company's portfolio as compared to the volume of lease transactions coming to their end of term during the period.

         The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At December 31, 2002, the Company's investment in property acquired for transactions in process was $28.1 million, compared to $20.6 million at June 30, 2002, and $19.8 million at December 31, 2001. This increase was primarily due to the larger volume of lease transactions in process during the first half of fiscal 2003 compared to the prior year.

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

The following table summarizes the Company's non-performing capital leases:

	December 31, 2002	June 30, 2002
Non-Performing Capital Leases
Non-accrual leases	$ 3,479,957	$ 1,293,594
Restructured leases	-	90,150
Leases past due 90 days (other than above)	11,349	278,172
Total non-performing capital leases	$ 3,491,306	$ 1,661,916
Non-performing assets as % of total investment in capital leases	2.8%	1.3%

         Included in non-accrual leases at December 31, 2002 is one lease investment of approximately $2.1 million related to a lessee in bankruptcy for which the Company has received all payments due through December 31, 2002, except for a small prepetition amount. In addition to the non-performing capital leases identified above, there was $5.4 million of investment in capital leases at December 31, 2002 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $6.8 million at June 30, 2002. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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

(dollars in 000's)
Allowance for lease losses at June 30, 2002	$ 5,502
Charge-off of lease receivables	(586)
Recovery of amounts previously written off	174
Provision for lease losses	218
Allowance for lease losses at December 31, 2002	$ 5,308

Net investment in capital leases at December 31, 2002	$123,053
Allowance for lease losses as percent of net investment in capital leases at December 31, 2002	4.3%

         The allowance for lease losses decreased to $5.3 million (4.3% of net investment in capital leases) at December 31, 2002 from $5.5 million (5.1% of net investment in capital leases) at June 30, 2002. This allowance consisted of $3.3 million allocated to specific accounts and $2.0 million that was unallocated. The decrease in the allowance at December 31, 2002 primarily relates to a decrease in specific reserves as the Company's exposure to certain credits has decreased. The Company considers the allowance for doubtful accounts of $5.3 million at December 31, 2002 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process will not require significant increases in the allowance for loan and lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

         The Company funds it's operating activities through internally generated funds, nonrecourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are occasionally financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2002, the Company had outstanding nonrecourse debt aggregating $54.7 million relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

         Deposits have not been an important source of funds for the Company. Deposits totaled $7.6 million at December 31, 2002, compared to $1.8 million at December 31, 2001. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2002 and 2001:

	Six months ended December 31,
	2002		2001
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$1,060,613	n/a	$ 435,921	n/a
Interest-bearing demand deposits	19,189	0.50%	12,739	0.50%
Savings deposits	244,334	2.18%	12,048	1.98%
Time deposits less than $100,000	4,495,081	3.51%	752,722	4.57%
Time deposits, $100,000 or more	$2,612,926	3.60%	$ 245,534	4.82%

         In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the six months ended December 31, 2002, the Company repurchased 130,000 shares at an aggregate cost of $1.8 million. As of February 7, 2003, 640,356 shares remain available under this authorization.

         At December 31, 2002, the Company's cash and cash equivalents were $71.3 million. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a nonrecourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

         Stockholders' equity at December 31, 2002 was $194.8 million, or 67% of total assets, compared to $184.8 million, or 60% of total assets, at December 31, 2001. At December 31, 2002, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

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

  Over the past two years, the Company has retained an increasing number of lease transactions in its own portfolio which has increased the Company's exposure to credit risk;

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended December 31, 2002. The report filed on October 24, 2002 related to the release of the Company's earnings for the quarter ended September 30, 2002.

(a) Exhibits

None

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: February 12, 2003	BY:	S. LESLIE JEWETT /s/
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

Date: February 12, 2003

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

Date: February 12, 2003

S. LESLIE JEWETT /S/

S. Leslie Jewett
Chief Financial Officer