Form 10-Q
period 2003-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2003-05-14
CIK 803016

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________		to ________________________
Commission File No.: 0-15641
California First National Bancorp (Exact name of registrant as specified in charter)
	California (State or other jurisdiction of incorporation or organization)		33-0964185 (I.R.S. Employer Identification No.)
	18201 Von Karman Ave., Suite 800 Irvine, California (Address of principal executive offices)		92612 (Zip Code)
Registrant's telephone number, including area code: (949) 255-0500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of April 25, 2003 was 10,933,509.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
ASSETS	(UNAUDITED) March 31, 2003	June 30, 2002

Cash and due from banks	$ 65,425,000	$ 78,503,000
Federal funds sold and securities purchased under agreements to resell	6,480,000	9,890,000

Total cash and cash equivalents	71,905,000	88,393,000
Security held to maturity	560,000	583,000
Net receivables	12,737,000	15,961,000
Property acquired for transactions in process	19,452,000	20,570,000
Net investment in capital leases	128,749,000	108,091,000
Income taxes receivable	-	1,142,000
Other assets	2,125,000	1,147,000
Discounted lease rentals assigned to lenders	46,703,000	72,754,000

	$ 282,231,000	$ 308,641,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 929,000	$ 1,422,000
Accrued liabilities	3,439,000	3,996,000
Demand and money market deposits	555,000	1,333,000
Time certificates of deposit	6,707,000	7,636,000
Lease deposits	6,843,000	7,608,000
Nonrecourse debt	46,703,000	72,754,000
Income taxes payable, including deferred taxes	21,576,000	22,501,000

	86,752,000	117,250,000

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,960,909 (March 2003) and 11,179,728 (June 2002) issued and outstanding	110,000	112,000
Additional paid in capital	1,616,000	2,900,000
Retained earnings	193,753,000	188,379,000

	195,479,000	191,391,000

	$ 282,231,000	$ 308,641,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Direct finance income	$ 5,105,000	$ 4,439,000	$14,629,000	$13,170,000
Interest income on investments	190,000	309,000	807,000	1,193,000

Total direct finance and interest income	5,295,000	4,748,000	15,436,000	14,363,000

Interest expense on deposits	55,000	41,000	184,000	65,000
Provision for lease losses	120,000	1,568,000	338,000	4,004,000

Net direct finance and interest income after provision for lease losses	5,120,000	3,139,000	14,914,000	10,294,000

Other income
Operating and sales type lease income	1,879,000	2,806,000	4,975,000	5,144,000
Gain on sale of leases and leased property	1,176,000	3,856,000	5,816,000	11,614,000
Other income	183,000	144,000	468,000	992,000

Total other income	3,238,000	6,806,000	11,259,000	17,750,000

Gross profit	8,358,000	9,945,000	26,173,000	28,044,000

Selling, general and administrative expenses	4,639,000	3,681,000	12,805,000	11,079,000

Earnings before income taxes	3,719,000	6,264,000	13,368,000	16,965,000

Income taxes	1,432,000	2,412,000	5,147,000	6,532,000

Net earnings	$ 2,287,000	$ 3,852,000	$ 8,221,000	$ 10,433,000

Basic earnings per common share	$ .21	$ .34	$ .74	$ .93

Diluted earnings per common share	$ .21	$ .34	$ .73	$ .91

Dividends declared per common share outstanding	$ .04	$ .04	$ .12	$ .12

Weighted average common shares outstanding	10,993,000	11,199,000	11,070,000	11,220,000

Diluted common shares outstanding	11,138,000	11,399,000	11,291,000	11,435,000

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended March 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 8,221,000	$ 10,433,000
Adjustments to reconcile net earnings to cash flows used for operating activities:
Interest accretion of estimated unguaranteed residual values	(1,515,000)	(2,140,000)
Decrease in estimated unguaranteed residual values	4,944,000	9,723,000
Provision for lease losses	338,000	4,004,000
Net decrease in income taxes payable, including deferred taxes	(925,000)	(2,046,000)
Net decrease (increase) in net receivables	3,224,000	(559,000)
Decrease in income taxes receivable	1,142,000	7,612,000
Net decrease (increase) in property acquired for transactions in process	1,118,000	(1,794,000)
Net decrease in accounts payable and accrued liabilities	(1,050,000)	(1,242,000)
Decrease in customer lease deposits	(765,000)	(946,000)

Net cash provided by operating activities	14,732,000	23,045,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(22,182,000)	(1,218,000)
Proceeds from sale of security held to maturity	23,000	-
Net (increase) decrease in other assets	(978,000)	299,000
Increase in estimated unguaranteed residual values recorded on leases	(2,243,000)	(2,192,000)

Net cash used for investing activities	(25,380,000)	(3,111,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(929,000)	6,343,000
Net (decrease) increase in demand and money market deposits	(778,000)	255,000
Payments to repurchase common stock	(3,000,000)	(1,077,000)
Dividends to stockholders	(1,327,000)	(1,345,000)
Proceeds from exercise of stock options	194,000	176,000

Net cash (used for) provided by financing activities	(5,840,000)	4,352,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,488,000)	24,286,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,393,000	59,089,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,905,000	$83,375,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related nonrecourse debt	($26,051,000)	($39,727,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$ 61,000	$ 50,000

Income taxes	$ 4,900,000	$ 966,000

The accompanying notes are an integral part
 of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp's Annual Report on Form 10-K for the year ended June 30, 2002. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the readers have read or have access to the 2002 Annual Report on Form 10-K, which contains Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2003 and the statements of earnings and cash flows for the nine month periods ended March 31, 2003 and 2002. The results of operations for the nine month period ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2003.

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

In June 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 removes acquisition of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" and requires those transactions be accounted for in accordance with SFAS Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS 147 amends SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions. The Company anticipates the adoption of FASB 147 will not have an impact on the financial statements.

NOTE 3 - STOCK-BASED COMPENSATION

At March 31, 2003, the Company had two stock option plans which are more fully described in Note 5 in the Company's 2002 Annual Report on form 10-K. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS No. 148) the Company adopted the disclosure requirements of SFAS No. 148. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002
Net earnings	$2,287,000	$3,852,000	$8,221,000	$10,433,000
Proforma compensation cost	(111,000)	(121,000)	(333,000)	(363,000)
Proforma net earnings	$2,176,000	$3,731,000	$7,888,000	$10,070,000

Proforma basic EPS	$ 0.20	$ 0.33	$ 0.71	$ 0.90

Proforma diluted EPS	$ 0.20	$ 0.33	$ 0.70	$ 0.88

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be indicative of that to be expected in future periods.

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

CONSOLIDATED STATEMENT OF EARNINGS ANALYSIS

          Summary -- For the third quarter ended March 31, 2003, net earnings of $2.3 million decreased $1.6 million, or 40.6%, compared to $3.9 million for the third quarter ended March 31, 2002. Diluted earnings per share decreased 38.2% to $0.21 per share for the third quarter of fiscal 2003 compared to $0.34 per share for the third quarter of the prior year. Third quarter results of fiscal 2003 reflect the impact of a significant decrease in income from end of term transactions and higher selling, general and administrative ("SG&A") expenses. These factors offset the benefit of a significant decrease in the provision for lease losses, and higher income from the lease portfolio. The volume of new lease transactions booked during the third quarter of fiscal 2003 was $29.2 million, a 24.4% increase from the same quarter of the prior year.

          For the nine months ended March 31, 2003, net earnings of $8.2 million decreased $2.2 million, or 21.2%, compared to the nine months ended March 31, 2002. Diluted earnings per share decreased 19.8% to $0.73 for the first nine months of fiscal 2003 compared to $0.91 for the same period of the prior year. The results of the first nine months of fiscal 2003 reflect the impact of a significant decrease in income from sales of leased property and a 16% increase in SG&A expense levels, which offset the benefit of a significant decrease in the provision for lease losses and higher income from the lease portfolio . The volume of new lease transactions booked during the first nine months ended March 31, 2003 was $90.8 million, a 24.9% increase from the same period of the prior year.

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

          Net direct finance and interest income was $5.2 million for the quarter ended March 31, 2003, a $533,000, or 11.3% increase compared to the same quarter of the prior year. Direct finance income of $5.1 million increased by $666,000 largely as a result of a larger average investment in capital leases. Interest income on investments declined by $119,000 due to declines in interest rates and the average balances of cash and cash equivalents during the period. Interest expense on deposits was $55,000 for the third quarter of fiscal 2003 compared to $41,000 for the same quarter of the prior year, reflecting an increase in the average balances offset slightly by a decline in rates.

          For the nine months ended March 31, 2003, net direct finance and interest income was $15.3 million, a $954,000, or 6.7%, increase compared to the same period of the prior year. Direct finance income of $14.6 million increased by $1.5 million as a result of higher yields on a larger average investment in capital leases outstanding. Interest income on investments declined by $386,000 due primarily to a decline in interest rates, which offset an increase in average balances of cash and cash equivalents during the period. Interest expense on deposits was $184,000 for the first nine months of fiscal 2003 compared to $65,000 for the same period of the prior year, reflecting an increase in the average balances.

          The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Nine Months Ended March 31, 2003 compared to 2002
	Volume	Rate	Total
Direct Finance and Interest income
Net investment in capital leases	$ 933,525	$ 525,498	$ 1,459,023
Discounted lease rentals (1)	(2,846,533)	(25,253)	(2,871,786)
Federal funds sold	(175,974)	(40,132)	(216,106)
Interest-bearing deposits with banks	296,851	(466,872)	(170,021)
Total finance and interest income	(1,792,131)	(6,759)	(1,798,890)
Interest expense
Nonrecourse debt (1)	(2,846,533)	(25,253)	(2,871,786)
Demand and money market deposits	2,725	237	2,962
Time certificates of deposit	152,791	(36,716)	116,075
Total interest expense	(2,691,017)	(61,732)	(2,752,749)
Net direct finance and interest income	$ 898,886	$ 54,973	$ 953,859

         (1) Direct finance income and interest expense on discounted lease rentals and nonrecourse debt offset each other, and do not contribute to the Company's net direct finance and interest income.

          The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Nine months ended March 31, 2003			Nine months ended March 31, 2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 69,204,219	$ 731,219	1.4%	$ 52,057,491	$ 901,240	2.3%
Federal funds sold	5,966,875	76,028	1.7%	15,006,250	292,134	2.6%
Net investment in capital leases including discounted lease rentals (1,2)	179,068,334	18,324,783	13.6%	214,230,299	19,737,547	12.3%
Total interest-earning assets	254,239,428	19,132,030	10.0%	281,294,040	20,930,921	9.9%
Other assets	37,446,838			38,003,096
	$291,686,266			$319,297,136
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and money market deposits	$ 253,219	3,655	1.9%	$ 51,341	693	1.8%
Time certificates of deposit	6,992,543	180,797	3.4%	2,048,519	63,722	4.1%
Nonrecourse debt (1)	56,571,262	3,696,270	8.7%	99,841,708	6,568,056	8.8%
Total interest bearing liabilities	63,817,024	3,880,722	8.1%	101,941,568	6,632,471	8.7%
Other liabilities	34,116,676			34,019,770
Stockholders' equity	193,752,566			183,335,798
	$291,686,266			$319,297,136
Net direct finance and interest income		$15,251,308	1.9%		$14,298,450	1.2%
Net direct finance and interest income to average interest-earning assets			8.0%			6.8%
Average interest-earning assets over average interest bearing liabilities			398.4%			275.9%

(1) Direct finance income and interest expense on discounted lease rentals and nonrecourse debt of $46,703,000 and $81,273,000 at March 31, 2003 and 2002, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.

(2) Average balance is based on quarter-end balances, and includes non-accrual leases, and is presented net of unearned income.

          Provision for Lease Losses -- The Company's provision for lease losses in the third quarter and nine months ended March 31, 2003 was $120,000 and $338,000, respectively, compared to $1,568,000 and $4,004,000, respectively, for the same periods of the prior fiscal year. The reduction in the provision reflects the fact that the volume of problem leases remained relatively unchanged during the period. The prior fiscal year periods include a provision for the deterioration in the underlying credit of two large lease transactions, which was not required during the first nine months of this year.

          Other Income -- Other income is a significant source of income for the Company, accounting for 39% of the Company's gross profit during the quarter ended March 31, 2003 and 68% during the third quarter of fiscal 2002. Total other income for the quarter ended March 31, 2003 decreased by $3.6 million, or 52%, to $3.2 million, compared to $6.8 million for the same quarter of the prior fiscal year. The decrease in other income is primarily due to a 70% decrease in gain on sale of leases and leased property to $1.2 million for the third quarter of fiscal 2003 from $3.9 million for the same period of the prior year. This primarily reflected a lower volume of leased property sales. Operating and sales type lease income decreased $927,000 to $1.9 million in the third quarter of fiscal 2003 compared to $2.8 million in the same quarter of fiscal 2002. These decreases reflect a reduction in the volume of leases reaching their end of term.

          For the nine months ended March 31, 2003, other income accounted for 43% of the Company's gross profit compared to 63% for the comparable period of the prior fiscal year. Total other income for the first nine months of fiscal 2003 decreased $6.5 million, or 37%, to $11.3 million from $17.8 million for the same period of the prior fiscal year. The decrease in other income is primarily due to a $5.8 million, or 50%, decrease in gain on sale of leases and leased property to $5.8 million for the nine months ended March 31, 2003 from $11.6 million for the same period of the prior year. This primarily reflected a lower volume of leased property sales. Operating and sales type income of $5.0 million decreased $169,000, or 3%, during the first nine months of fiscal 2003 compared to $5.1 million for the same period of fiscal 2002.

          Selling, General, and Administrative Expenses -- S,G&A expenses increased by $958,000, or 26%, to $4.6 million during the third quarter of fiscal 2003 compared to $3.7 million during the third quarter of fiscal 2002. For the first nine months of fiscal 2003, S,G&A expenses increased 16% to $12.8 million from $11.1 million reported for the first nine months of the prior fiscal year. The increase in S,G&A for both periods is due to higher costs related to an expansion of the sales organization.

          Taxes -- Taxes were accrued at a tax rate of 38.5% for the nine months ended March 31, 2003 and 2002, representing the estimated annual tax rate for the years ending June 30, 2003 and 2002, respectively.

FINANCIAL CONDITION ANALYSIS

Lease Portfolio Analysis

          The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A portion of lease originations are discounted to banks or finance companies on a nonrecourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. Over the past two fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally. During the nine months ended March 31, 2003, approximately 92% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 70% during the first nine months of fiscal 2002. During the nine months ended March 31, 2003, the Company's net investment in capital leases increased by $19.1 million. This increase includes a $21.8 million increase in the Company's investment in lease receivables, and a $1.2 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained in the Company's portfolio as compared to the volume of lease transactions coming to their end of term during the period.

          The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At March 31, 2003, the Company's investment in property acquired for transactions in process was $19.5 million, compared to $20.6 million at June 30, 2002 and $19.5 million at March 31, 2002.

          The Company monitors the performance of all leases held in its own portfolio, transactions in process as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to the lease. An ongoing review of all leases 10 or more days delinquent is conducted. Lessees that are delinquent with the Company or an assignee are coded in the Company's accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases will generally be discontinued when the lease becomes 90 days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non accrual earlier if the Company has significant doubt about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee's financial condition or other relevant factors.

The following table summarizes the Company's non-performing capital leases:

	March 31, 2003	June 30, 2002
Non-Performing Capital Leases
Non-accrual leases	$ 3,439,109	$ 1,293,594
Restructured leases	-	90,150
Leases past due 90 days (other than above)	-	278,172
Total non-performing capital leases	$ 3,439,109	$ 1,661,916
Non-performing assets as % of total investment in capital leases	2.3%	1.3%

          In addition to the non-performing capital leases identified above, there was $5.4 million of investment in capital leases at March 31, 2003 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $6.8 million at June 30, 2002. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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

Nine months ended March 31,
	(dollars in 000's)
	2003	2002
Allowance for lease losses at beginning of period	$ 5,502	$ 3,401
Charge-off of lease receivables	(592)	(319)
Recovery of amounts previously written off	283	186
Provision for lease losses	338	4,004
Allowance for lease losses at end of period	$ 5,531	$ 7,272

Net investment in capital leases at end of period	$128,749	$110,861
Allowance for lease losses as percent of net investment in capital leases at end of period	4.3%	6.6%

          The allowance for lease losses remained flat at $5.5 million (4.3% of net investment in capital leases) at March 31, 2003 compared to $5.5 million (5.1% of net investment in capital leases) at June 30, 2002. This allowance consisted of $3.8 million allocated to specific accounts and $1.7 million that was unallocated. During the first nine months of fiscal 2003, the aggregate amount of specifically identified problem assets increased $75,000 from June 30, 2002. The Company considers the allowance for doubtful accounts of $5.5 million at March 31, 2003 adequate to cover losses specifically identified as well as inherent in the lease portfolios at such date. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process will not require significant increases in the allowance for loan and lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

          The Company funds it's operating activities through internally generated funds, nonrecourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are occasionally financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2003, the Company had outstanding nonrecourse debt aggregating $46.7 million relating to property under capital leases. In the past, the Company has been able to obtain adequate nonrecourse funding commitments, and the Company believes it will be able to do so in the future.

          Deposits have not been an important source of funds for the Company. Deposits totaled $7.3 million at March 31, 2003, compared to $6.7 million at March 31, 2002. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2003 and 2002:

	Nine months ended March 31,
	2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$1,036,084	n/a	$ 477,256	n/a
Interest-bearing demand deposits	20,529	0.49%	13,714	0.50%
Savings deposits	232,690	2.05%	37,627	2.27%
Time deposits less than $100,000	4,344,837	3.41%	1,465,741	4.08%
Time deposits, $100,000 or more	$2,647,706	3.50%	$ 582,778	4.29%

          In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the nine months ended March 31, 2003 the Company purchased 241,500 shares at $3.0 million. As of April 25, 2003, 612,956 shares remain available under this authorization.

          At March 31, 2003, the Company's cash and cash equivalents were $71.9 million. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a nonrecourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

          Stockholders' equity at March 31, 2003 was $195.5 million, or 69% of total assets, compared to $191.4 million, or 62% of total assets, at June 30, 2002. At March 31, 2003, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended March 31, 2003. The report filed on January 24, 2003 related to the release of the Company's earnings for the quarter and six months ended December 31, 2002.

(a) Exhibits

Exhibit	Description	Page Number

10.8	Office Lease dated January 30, 2003, between California First National Bancorp and World Trade Center Building, Inc.	18-68

99	Additional exhibit - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	69

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: May 14, 2003	BY:	S. LESLIE JEWETT /s/
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

Date: May 14, 2003

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

Date: May 14, 2003

S. LESLIE JEWETT /S/

S. Leslie Jewett
Chief Financial Officer