Form 10-K
period 2003-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2003-09-30
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2003
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________	to	_______________
Commission File number 0-15641
CALIFORNIA FIRST NATIONAL BANCORP (Exact name of registrant as specified in its charter)
California			33-0964185
(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)
18201 Von Karman Avenue, Suite 800 Irvine, CA			92612
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(949) 255-0500
Securities registered pursuant to Section 12(b) of the Act:			None
Securities registered pursuant to Section 12(g) of the Act:			Common Stock
(Title of each class)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                 X                      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     _____________________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                                          No                 X

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 19, 2003 was $39,360,541.
Number of shares outstanding as of September 19, 2003: Common Stock 10,934,509 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

TABLE OF CONTENTS
PART I	PAGE
Item 1. Business	2-12
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12
PART II
Item 5. Market for Company's Common Equity and Related Stockholder Matters	13
Item 6. Selected Financial Data	14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	21
Item 8. Financial Statements and Supplementary Data	22-40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
PART III
Item 10. Directors and Executive Officers of the Registrant	41
Item 11. Executive Compensation	41
Item 12. Security Ownership of Certain Beneficial Owners and Management	41
Item 13. Certain Relationships and Related Transactions	41
Item 14. Controls and Procedures	41
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	42
Signatures Schedule II Exhibit Index	43 44 45

PART I

ITEM 1. BUSINESS

       California First National Bancorp, a California corporation (the "Company"), is a bank holding company headquartered in Orange County, California with leasing and bank subsidiaries. Effective May 22, 2001, Amplicon, Inc., ("Amplicon"), reorganized itself as a holding company. In doing so, California First National Bancorp became the holding company and Amplicon became a wholly-owned subsidiary of the Company. The Company became a bank holding company on May 23, 2001 when it acquired all of the outstanding stock of California First National Bank ("CalFirst Bank" or the "Bank"). The Company has two leasing subsidiaries, Amplicon and California First Leasing Corporation ("CalFirst Leasing", collectively the "Leasing Companies"). The operations of CalFirst Leasing commenced July 2, 2001.

      The Leasing Companies focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through a centralized marketing program designed to offer cost-effective leasing alternatives. The Leasing Companies also re-market leased assets at lease expiration. CalFirst Bank, which commenced operations on May 23, 2001, is an FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location. The Bank leases capital assets to organizations and businesses and provides business loans to fund the purchase of assets leased by third parties.

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

  Changes in the domestic interest rate environment could reduce net interest income and negatively effect certain lessees, which could increase lease losses;

  Over the past two years, the Company's subsidiaries have retained an increasing number of lease transactions in their own portfolios which has increased the Company's exposure to credit risk;

  CalFirst Bank may not attract or retain sufficient deposits at attractive interest rates to fund its lease portfolio, and therefore could require additional investment by the Company, produce lower lease growth and continuing losses;

  Security breaches, systems failures, computer viruses or other similar events could damage CalFirst Bank's reputation, or Internet banks in general, and inhibit the ability to raise deposits;

  The conditions of the securities markets could change, adversely affecting certain leases and the value or credit quality of the Company's assets, or the availability and terms of non-recourse financing obtained to complete certain lease transactions;

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

       The result of these and other factors could cause a difference from expectations of the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for lease losses. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Leasing Companies

       The Leasing Companies lease and re-market most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The Leasing Companies' leases are structured individually and can provide end-of-term options to accommodate a variety of objectives. Approximately 59% and 65% of the leases originated in fiscal 2003 and 2002, respectively, involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Other major property groups included manufacturing equipment, furniture and fixtures, telecommunications systems, and point-of-sale systems.

       Computer Systems. The Leasing Companies concentrate on the market for computer servers and networks because this market is particularly receptive to leasing services. Advances in technology, including the rapidly expanding capabilities of personal computer systems and the Internet, have led to continued demand for more powerful systems and communications networks throughout the Leasing Companies' target markets. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products. Computer networks generally range in cost from $100,000 to $3,000,000. The Leasing Companies' leased property is used primarily by middle-market companies for centralized data processing, by subsidiaries and divisions of large companies to supplement mainframe computer systems, and by non-profit associations and institutions.

       The Leasing Companies lease computer systems and network products manufactured by Cisco Systems, Inc. ("Cisco"), Dell Computer Corporation ("Dell"), Gateway, Inc. ("Gateway"), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), and Sun Microsystems, Inc. ("Sun"), among many others.

       Software. The Leasing Companies lease operating system software products and specialized application software packages. These application software packages typically range in cost from $50,000 to $1,000,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. The Leasing Companies lease software from vendors such as Microsoft Corporation, Oracle Corporation, J.D. Edwards & Company, Jenzabar, Inc., Parametric Technology Corporation, PeopleSoft, Inc., Geac Computer Corporation Limited, MSC.Software Corporation, and SAP AG.

       Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by the Leasing Companies' existing and targeted customer base. Retail point-of-sale systems include those produced by IBM, Knogo Corporation, NCR Corporation ("NCR"), and Fujitsu Limited, while bank automated teller machines also have been procured from NCR. The telecommunications property leased by the Leasing Companies include digital private branch equipment, switching equipment and voice mail systems manufactured by Lucent Technologies Inc., NEC Corporation, Nortel Networks Limited, and Siemens Information and Communications Networks, Inc., as well as satellite tracking systems manufactured by QUALCOMM Incorporated. The Leasing Companies also lease imaging systems, testing equipment, and copying equipment.

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

       Marketing Strategy

       The Leasing Companies market through a centralized marketing program and direct delivery channels, including the telephone, the Internet, facsimile and express mail. The marketing program includes a confidential database of current and potential users of business property; a training program to introduce new marketing employees to the Leasing Companies' leasing techniques, and an in-house computer and telecommunications system. The Leasing Companies have augmented their marketing programs through the development of interactive web sites that enable prospective customers to review a lease agreement, calculate lease payments and submit a credit application on-line.

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

       Leasing Activities

       The Leasing Companies' leases are generally for initial terms ranging from two to five years. Substantially all of the Leasing Companies' leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Leasing Companies retain ownership of the property they lease, and in the event of default by the lessee, the Leasing Companies or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the purchase option is not exercised by the original lessee, once the leased property is returned, the Leasing Companies will endeavor to locate a new lessee; however, if a new lessee cannot be located, then the Leasing Companies will seek to sell the leased property. The terms of the Leasing Companies' software leases are substantially similar to its equipment leases.

       The Leasing Companies conduct their leasing business in a manner designed to minimize risk, however, they are subject to risks through their investment in lease receivables held in their own portfolio, lease transactions in process, and residual investments. The Leasing Companies do not purchase leased property until they have received a binding non-cancelable lease from the customer. A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates that reflect the customers' financial condition. During the fiscal years ended June 30, 2003 and 2002, 11% and 32%, respectively, of the total dollar amount of new leases completed by the Leasing Companies were discounted to unaffiliated financial institutions, compared to 36% in fiscal 2001. The institutional lender to which a lease has been assigned has no recourse against the Leasing Companies, unless the Leasing Companies are in default under the terms of the agreement by which the lease was assigned. The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, the Leasing Companies may not realize their residual investment in the leased property.

       Lease Portfolio

       Over the past two years, the Leasing Companies have retained an increasing number of lease transactions in their own portfolio that meet credit standards set by their credit committees. Some of these transactions are entered into where the value of the underlying leased property, or the credit profile of the lessee, is not acceptable to other financial institutions. Each of these transactions must meet or exceed certain credit or profitability requirements established, on a case by case basis, by the Leasing Companies' credit committee. In addition, the Leasing Companies invest in lease transactions which the Leasing Companies believe could be placed at a later date with non-recourse lenders on a lease-by-lease basis or in a portfolio. At June 30, 2003 and 2002, the discounted minimum lease payments receivable related to leases retained in the Leasing Companies' portfolio amounted to $88.1 million and $79.7 million, respectively, compared to $93.5 million at June 30, 2001. Such amounts represented 75% and 86% of the Company's total investment in discounted lease payments receivable at June 30, 2003 and 2002, respectively and 100% of the Company's total investment at June 30, 2001.

       The Leasing Companies often make payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated to make rental payments directly to the Leasing Companies during the period that the transaction is in process, and generally is obligated to reimburse the Leasing Companies for all disbursements under certain circumstances. At June 30, 2003 and 2002, the Leasing Companies' investment in property acquired for transactions in process amounted to $18.8 million and $17.7 million, respectively, compared to $20.5 million at June 30, 2001. Such amounts represented 93% and 86% of the Company's total investment in transactions in process in at June 30, 2003 and 2002, respectively, and 100% of the Company's total investment at June 30, 2001.

       Credit Risk Management

       The Leasing Companies' strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The Leasing Companies apply a portfolio management system intended to develop portfolios with different risk/reward profiles. Through the use of non-recourse financing, the Leasing Companies avoid risks that do not meet their risk/reward requirements. The strategy also emphasizes diversification on both a geographic and customer level, and spreading the Leasing Companies' risk across a breadth of leases while minimizing the risk to any one area.

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

       Allowance for Losses on Leases

       The allowance for losses on leases is an estimate of probable and assessable losses in the Leasing Companies' lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management's judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio. The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company's Audit Committee and Board of Directors regarding overall asset quality, problem leases and the adequacy of valuation allowances.

       The Company individually analyzes the carrying value of each non-performing or problem lease to determine whether the carrying value is less than or equal to the expected recoverability anticipated to be derived from lease payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease. An analysis of the remaining portfolio is conducted and available reserves are compared to the Company's total exposure, recent loss experience and current and anticipated economic conditions in the market. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease portfolio. This is due to several factors including inherent delays in obtaining information regarding a lessee's financial condition or change in business conditions; the judgmental nature of individual lease evaluations and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for leases, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as unallocated allowance. The level of such unallocated reserve is determined based on a review of prior years' loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

Banking Operations

       On May 23, 2001, the operations of CalFirst Bank commenced. The Bank is focused on gathering deposits from depositors nationwide for the primary purpose of funding capital assets that will be leased to small and mid-sized companies, not-for-profit organizations, associations and both private and public educational institutions. The leasing assets will be generated through direct origination of leases by the Bank's own lease organization and through the purchase of lease receivables from other lessors, including the Leasing Companies. Pursuant to the Bank's operating plan approved by regulators, no more than 50% of its lease portfolio will represent purchases of lease receivables from the Leasing Companies.

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

       Deposit Products

       To date, the Bank has not aggressively sought to attract deposits, given the volume of lease originations and purchases and its available liquidity. Beginning in fiscal 2004, the Bank will more actively seek deposits. The Bank's strategy is to identify depositors through a variety of methods, including the Internet, direct mail, telephone campaigns, purchase of leads from private sources and print advertisements. The Bank offers two types of interest-bearing checking accounts, savings accounts and three (3) month to three (3) year certificates of deposit ("CDs") to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank's expected lease portfolio. With leases generally providing for fixed rental rates, a matching fixed rate CD book should allow the Bank to minimize interest rate fluctuation risk. It is expected that the Bank generally will offer interest rates on deposit accounts that are higher than the national average.

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

       Bank Leasing Operations

       The Bank is developing its lease portfolio through direct lease originations meeting the Bank's underwriting standards, and through offering non-recourse lease financing to the Leasing Companies and to non-affiliated leasing companies. The Bank's strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank's loan committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2003 and 2002, approximately 64% and 58%, respectively, of the Bank's lease portfolio, including transactions in process, represented leases originated directly by the Bank.

       The Bank's lease origination strategy, including marketing, target leased property types and terms are similar to that established in the Leasing Companies. Approximately 88% and 85% of the leases originated in fiscal 2003 and 2002, respectively, involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Unlike the Leasing Companies, however, the Bank does not discount lease receivables related to Bank lease originations to other financial institutions, but will retain all lease receivables in its own portfolio. The Bank owns the underlying assets for these leases, and therefore retains all residual interests related to lease originations.

       Through its lease purchase operations, the Bank purchases lease receivables on a non-recourse basis at fixed interest rates that reflect the proposed lessee's financial condition and current market conditions. The Bank does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and held, that liens have been perfected, and legal documentation has been filed as appropriate.

       The Bank funds internally all Bank originations and lease purchases, and consequently, the Bank retains the credit risk on such leases. The Bank's credit process includes a policy of classifying all leases in accordance with a risk rating classification system approved by its primary regulator, monitoring changes in the risk ratings of leases, identification of problem leases and special procedures for the collection of problem leases. At June 30, 2003 and 2002, the Bank's investment in discounted lease payments receivable amounted to $29.8 million and $13.2 million, or 25% and 14%, respectively, of the Company's total portfolio. As of June 30, 2003 and 2002, the Bank did not have any non-performing leases.

       The Bank has a policy of maintaining an allowance for losses on leases to provide for losses inherent in the lease portfolio. The adequacy of the allowance is evaluated monthly and Bank management reports monthly to the Bank's Board of Directors regarding overall asset quality, the adequacy of valuation allowances and adherence to policies and procedures regarding asset classification and valuation. A key component to the evaluation is the internal lease classification process. The Bank has been in business less than three years and does not have any historical data to use as a basis of comparison. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by regulators who can order the establishment of additional loss allowances.

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

       Bank Operations

       The Bank's operations have been developed by outsourcing certain principal operational functions to leading bank industry service providers and by sharing established systems utilized by the Leasing Companies or the Company. Outsourced systems include the Bank's core processing and electronic banking system, electronic bill payment systems and depositary services, including item processing. The Bank believes it benefits from the service provider's expertise and investments in developing technology. A critical element to the Bank's success is the ability to provide secure transmission of confidential information over the Internet. The Bank's service providers utilize sophisticated technology to provide maximum security. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank's and service provider's systems. Systems are in place to detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring.

       The Leasing Companies provide certain services to the Bank pursuant to formal agreements, including servicing the Bank's lease portfolio on the Bank's behalf. The Leasing Companies, as servicer, and the Bank maintain a delinquency reporting and monitoring system to identify potential problems in the lease portfolio early and address them in a timely manner.

Customers

       Leasing customers are primarily middle-market companies, subsidiaries and divisions of Fortune 1000 companies and organizations and institutions located throughout the United States with credit ratings acceptable to the Company's subsidiaries or lenders providing non-recourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on all of its operations taken as a whole.

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

Competition

       The Company competes for the lease financing of capital assets with other independent leasing companies, commercial finance companies, banks and other financial institutions, credit companies affiliated with equipment manufacturers, such as IBM, Dell, and HP, and equipment brokers and dealers. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than the Company. The Company believes that the principal competitive factors are price, responsiveness to customer needs, flexibility in structuring lease financing arrangements, financial technical proficiency and the offering of a broad range of lease financing options. The level of competition varies depending upon market and economic conditions, the interest rate environment, and availability of capital. Competition has increased in recent years as developments in the capital markets, and particularly the expansion of the securitization market, has increased access to capital to certain lenders that offer aggressive lease rates. Competition has also been heightened as credit companies affiliated with manufacturers have become more aggressive with respect to the financing terms offered.

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

       Among the regulations that affect the Company and the Bank are provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of loans or extensions of credit the Bank may make to affiliates and the amount of assets purchased from affiliates, except for transactions exempted by the FRB. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. The Bank and the Company must also comply with certain provisions designed to avoid the Bank buying low-quality assets. The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. All services provided by the Company or its subsidiaries to the Bank are in accordance with this provision.

       In December 2002, the FRB approved Regulation W ("Reg W") which implements, interprets and applies statutory provision in sections 23A and 23B, and became effective April 1, 2003. Under Reg. W, a bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate if 1) the extension of credit was originated by the affiliate; 2) the bank makes an independent evaluation of the creditworthiness of the borrower and commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; 3) the bank does not make a blanket advance commitment to purchase loans form the affiliate and 4) the dollar amount of all purchases over any 12 month period by the bank from an affiliate does not represent more than 50% of that affiliate's credit extensions during such period. The Company believes the Bank's purchase of lease receivables from the Leasing Companies conform to the requirements of Reg. W. In addition, the Company has agreed with the FRB that the Bank's purchase of leases from the Leasing Companies will not exceed 50% of the Bank's lease portfolio.

       At the time that Reg. W was published in December 2002, the FRB proposed for public comment an amendment to Reg. W that would limit the amount of extensions of credit that a bank could purchase from an affiliate to 100% of the bank's capital and surplus. If Reg. W is amended in accordance with this proposal, the ability of the Bank to purchase lease receivables from the Leasing Companies would be impacted. The final structure of Reg. W cannot be determined at this time, and there are no assurances that future regulations or interpretations from the FRB will not limit further or prohibit the Bank's purchases of leases from the Leasing Companies.

       In connection with its approval of the Company's purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. These commitments included: (i) the Bank and the Company entering into a binding written agreement setting forth the Company's obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank's Board of Directors executing a binding written agreement with the OCC setting forth certain actions that the Bank would take if the Bank did not achieve certain operating results; (iii) during the first three years of operation, or until the Bank has reported four consecutive quarters of profitability, the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; (iv) the Company must comply with Reg. W; and (v) the Bank's purchases of leases from affiliates will represent no more than 50% of the Bank's lease portfolio.

       Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2003 and 2002, the Company exceeded all these requirements by a significant amount.

       The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. As a condition of the approval to commence banking operations, for the first three years of the Bank's existence, the Bank is required to maintain a Tier 1 capital to adjusted total assets ratio, or leverage ratio, of not less than 8%. At June 30, 2003 and 2002, the Bank had significant capital in excess of all minimum risk-based and leverage capital requirements.

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

Employees

       The Company and its subsidiaries, as of June 30, 2003, had 195 employees, including 139 sales managers and account executives and 18 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

Available Information

       Our Internet address is www.calfirstbancorp.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Information section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2. PROPERTIES

       At June 30, 2003, the Company and its subsidiaries occupied approximately 43,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $75,060 from July 2003 through August 2009.

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

	High	Low
Fiscal year ended June 30, 2003
First Quarter	$17.03	$10.96
Second Quarter	14.20	10.45
Third Quarter	12.89	10.11
Fourth Quarter	10.58	8.20

Fiscal year ended June 30, 2002
First Quarter	$12.93	$11.20
Second Quarter	12.50	10.75
Third Quarter	12.25	10.55
Fourth Quarter	16.08	11.20

       The Company had approximately 55 stockholders of record and in excess of 400 beneficial owners as of September 19, 2003.

      The Board of Directors of the Company has adopted a policy of paying a regular quarterly cash dividends, subject to an ongoing review of the Company's profitability, liquidity and future operating cash requirements. For each of the fiscal years ended June 30, 2003, 2002 and 2001, the Company declared cash dividends totaling $.16 per common share. In August 2003, following changes in tax laws and based on the strength on the Company's financial position, the Board of Directors approved an increase in the quarterly dividend on the Company's common stock to $.10 a share from $.04 a share.

Equity Compensation Plan Information

       The following table provides information about the Company's Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2003 .
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by shareholders	1,021,074	$10.25	504,911 (1)
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	1,021,074	$10.25	504,911 (1)

(1) The maximum number of shares that may be issued under our equity compensation plans increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth selected financial data and operating information of the Company and its subsidiaries. Certain reclassifications have been made to the fiscal years prior to 2002 to conform with this year's financial statement presentation. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.
INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2003	2002	2001	2000	1999

Direct finance income	$ 19,638	$ 17,487	$ 16,907	$ 15,407	$ 21,704
Interest income on investments	1,068	1,551	3,642	3,973	2,003
Total direct finance and interest income	20,706	19,038	20,549	19,380	23,707
Interest expense on deposits	237	129	-	-	-
Provision for lease losses	554	5,354	1,950	1,510	3,076
Net direct finance and interest income
after provision for lease losses	19,915	13,555	18,599	17,870	20,631

Other income
Operating and sales-type lease income	6,384	8,822	12,844	15,243	14,850
Gain on sale of leases and leased property	7,926	15,122	12,136	15,683	13,512
Other income	876	1,302	919	583	508
Total other income	15,186	25,246	25,899	31,509	28,870

Gross profit	35,101	38,801	44,498	49,379	49,501
Selling, general and administrative expenses	17,653	14,729	18,723	16,844	17,419
Earnings before income taxes	17,448	24,072	25,775	32,535	32,082
Income taxes	6,717	9,268	9,923	12,526	12,352
Net earnings	$ 10,731	$ 14,804	$ 15,852	$ 20,009	$ 19,730

Diluted earnings per share	$0.96	$1.29	$1.39	$1.67	$1.60
Diluted common shares outstanding	11,223	11,435	11,422	11,942	12,299

Cash dividends per share	$0.16	$0.16	$0.16	$0.16	$0.16
Dividend payout ratio	16.67%	12.40%	11.51%	9.58%	10.00%

Return on average assets	3.72%	4.68%	4.32%	4.59%	4.08%
Return on average equity	5.55%	8.00%	9.18%	12.53%	13.62%

BALANCE SHEET DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2003	2002	2001	2000	1999

Net investment in capital leases	$131,677	$108,091	$116,288	$ 80,645	$ 84,617
Total assets	278,691	308,641	336,666	409,857	466,769

Nonrecourse debt	40,056	72,754	121,000	196,778	263,462
Stockholders' equity	$197,277	$191,391	$179,253	$167,184	$153,575

Average equity to average assets ratio	67.11%	58.44%	47.03%	36.63%	29.96%
Book value per common share	$18.04	$17.12	$15.97	$14.63	$12.98

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's results include the operations of Amplicon, CalFirst Leasing, and CalFirst Bank. The Company's direct finance income includes interest income earned on the Company's investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Income from operating leases generally involves the re-lease of off-lease property that is booked as an operating lease rather than as a sales-type lease.

       The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability of leased property being re-marketed through re-lease or sale, variations in the mix of lease originations, the size and credit quality of the lease portfolio, interest rates and economic conditions in general. The Company has very little interest bearing liabilities, and therefore, reductions in interest rates in general can reduce the yield earned on the investment in lease receivables and on the investment in securities and other interest earning assets with little offsetting benefit from lower interest expense. CalFirst Bank incurred losses during its first two years of operation ended June 30, 2003 and 2002.

       The Company conducts its business in a manner designed to mitigate risks. However, the assumption of risk is a key source of earnings in the leasing and banking industries and the Company is subject to risks through its investment in lease receivables held in its own portfolio, lease transactions in process, and residual investments. The Company takes steps to manage risks through the implementation of strict credit management processes and on-going risk management review procedures.

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

       Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income, as net investment in capital leases. Of the capital leases booked during the fiscal year ended June 30, 2003 and 2002, approximately 47% and 53%, respectively, were structured as "true leases", where the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

       Income Taxes -- Deferred tax assets and liabilities result from temporary differences between the time income or expense items are recognized for financial statement purposes and for tax reporting. Such amounts are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

       The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Consolidated Statement of Earnings Analysis

        Summary -- For fiscal year ended June 30, 2003, net earnings decreased 28% to $10.7 million, compared to $14.8 million for fiscal 2002 and $15.9 million in 2001. Diluted earnings per share decreased 26% to $0.96 for fiscal year ended June 30, 2003, compared to $1.29 per share for fiscal 2002 and $1.39 per share in 2001. The volume of new lease transactions booked during the year ended June 30, 2003 was approximately $118 million, compared to $96 million in fiscal 2002 and $133 million during fiscal 2001. Of the new leases booked during fiscal 2003, approximately 92% were retained in the Company's own portfolios, compared to 71% in the prior year. The higher volume of leases booked in 2003, and the higher percentage retained by the Company, contributed to a 22% increase in the net investment in capital leases from $108.1 million at June 30, 2002 to $131.7 million at June 30, 2003. The resulting increase in direct finance income, and the benefit from a significant reduction in the provision for lease losses, was offset by lower interest rates earned on a continued high level of liquid investments, decreased income from end of term transactions and higher expense levels.

        Net Direct Finance and Interest Income -- Net direct finance and interest income is the difference between interest earned on the investment in capital leases, securities and other interest earning investments and interest paid on deposits or other borrowings. Net direct finance and interest income is affected by changes in the volume and mix of interest earning assets and liabilities, the movement of interest rates, and funding and pricing strategies.

        Net direct finance and interest income was $20.5 million for fiscal year ended June 30, 2003 compared to $18.9 million for fiscal 2002 and $20.5 million in fiscal 2001. The increase in fiscal 2003 was due to an increase of $2.2 million in direct finance income, offset by a decline of $484,000 in interest income on investments and a $108,000 increase in interest expense on deposits. The increase in direct finance income reflects an increase in the average investment in capital leases directly held by the Company, together with a slight increase in yields on such investment. The decrease in interest income on investments resulted from the decline in interest rates earned, as the level of average balances of cash and cash equivalents increased slightly.

        The decrease in net direct finance and interest income in the year ended June 30, 2002 was a due to a decline of $2.1 million in interest income on investments, offset by a $580,000 increase in direct finance income from capital leases. The decrease in interest income on investments resulted from the decline in interest rates earned, which was offset by an increase in the average balances of cash and cash equivalents. The increase in direct finance income reflects an increase in the average investment in capital leases directly held by the Company, which was offset slightly by lower yields on such investment.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
Year Ended June 30,	2003 compared to 2002			2002 compared to 2001
	Volume	Rate	Total	Volume	Rate	Total
Direct Finance and Interest income
Net investment in capital leases	$ 1,821,046	$ 330,497	$ 2,151,543	$ 1,343,561	$ (763,633)	$ 579,928
Discounted lease rentals assigned to lenders	(3,614,396)	(49,256)	(3,663,652)	(4,403,403)	1,248,280	(3,155,123)
Federal funds sold	(211,216)	(32,267)	(243,483)	237,449	45,081	282,530
Interest-bearing deposits with banks	212,095	(452,403)	(240,308)	(89,545)	(2,284,295)	(2,373,840)
Total finance and interest income	(1,792,471)	(203,429)	(1,995,900)	(2,911,938)	(1,754,567)	(4,666,505)
Interest expense
Non-recourse debt	(3,614,396)	(49,256)	(3,663,652)	(4,403,403)	1,248,280	(3,155,123)
Demand and savings deposits	3,547	(304)	3,243	527	964	1,491
Time deposits	144,817	(40,235)	104,582	110,141	17,332	127,473
Total interest expense	(3,466,032)	(89,795)	(3,555,827)	(4,292,735)	1,266,576	(3,026,159)
Net direct finance and interest income	$ 1,673,561	$(113,634)	$ 1,559,927	$ 1,380,797	$(3,021,143)	$(1,640,346)

       The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities.

	Year ended June 30, 2003			Year ended June 30, 2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 67,665,581	$ 938,381	1.4%	$ 57,346,572	$ 1,178,689	2.1%
Federal funds sold	6,055,455	129,071	2.1%	13,983,000	372,554	2.7%
Net investment in capital leases
including discounted lease rentals (1,2)	177,486,681	24,208,943	13.6%	206,838,701	25,721,052	12.4%
Total interest-earning assets	251,207,717	25,276,395	10.1%	278,168,273	27,272,295	9.8%
Other assets	36,929,325			38,283,021
	$288,137,042			$316,451,294
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 253,688	4,746	1.9%	$ 75,497	1,502	2.0%
Time deposits	6,924,385	232,131	3.4%	3,242,690	127,550	3.9%
Non-recourse debt	52,576,413	4,570,668	8.7%	93,709,555	8,234,320	8.8%
Total interest bearing liabilities	59,754,486	4,807,545	8.1%	97,027,742	8,363,372	8.6%
Other liabilities	35,023,167			34,476,744
Stockholders' equity	193,359,389			184,946,808
	$288,137,042			$316,451,294
Net direct finance and interest income		$20,468,850	2.0%		$18,908,923	2.2%
Net direct finance and interest income to
average interest-earning assets			8.1%			6.8%
Average interest-earning assets over
average interest bearing liabilities			420.4%			286.7%

  1. Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $52,576,413 and $93,709,555 at June 30, 2003 and 2002, respectively, offset each other and do not contribute to the Company's net interest and finance income.

  Average balance is based on quarter-end balances, includes non-accrual leases, and is presented net of unearned income.

        Provision for Lease Losses -- The Company's provision for lease losses in fiscal 2003 was $554,000, compared to $5.4 million in fiscal 2002 and $2.0 million in 2001. The $4.8 million decline in fiscal 2003 was due to the fact that the overall level of reserves required in fiscal 2003 remained relatively unchanged. In fiscal 2002, the significant increase in the provision was due in large part to the deterioration in the underlying credit of two large lease transactions. In addition, the increase in 2002 reflects a general increase in the level of delinquencies and charge-offs in the portfolio.

       Other Income -- Other income is a significant source of income for the Company, accounting for 43% of the Company's gross profit during the year ended June 30, 2003, 65% during fiscal 2002 and 58% during 2001. Total other income for the year ended June 30, 2003 decreased by $10.1 million, or 40%, to $15.2 million, compared to $25.2 million in 2002 and $25.9 million in 2001. The decrease in other income during fiscal 2003 is primarily due to a decrease of $7.2 million, or 48%, in gain on sale of leases and leased property and a $2.4 million, or 28%, decrease in operating and sales-type lease income. Both decreases were due to a lower volume of leases reaching their end of term during fiscal 2003 as compared to the prior year.

       During the year ended June 30, 2002, other income decreased by $653,000, or 3%, to $25.2 million, compared to $25.9 million for 2001. The decrease in other income during fiscal 2002 reflects a $4.0 million, or 31%, decrease in operating and sales-type lease income due to a lower volume of lease extensions. The decrease in operating and sales-type lease income was offset by a $3.0 million, or 25%, increase in the gain on sale of leases and leased property which resulted from better realization of values on leased property sold.

        Selling, General, and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") increased $2.9 million, or 20%, to $17.7 million for the year ended June 30, 2003. This compared to SG&A expenses in fiscal 2002 of $14.7 million, which had decreased by $4.0 million, or 21%, from $18.7 million in fiscal 2001. The increase in SG&A expenses during fiscal 2003 is primarily the result of the expansion of the sales organization, which almost doubled its headcount over the year. The decrease in SG&A expenses during fiscal 2002 was the result of steps taken to reduce sales and overhead expenses during a period of economic uncertainty.

        Income Taxes -- Income taxes were accrued at a tax rate of 38.5% for each of the fiscal years ended June 30, 2003, 2002 and 2001, representing the Company's estimated annual tax rates for each respective year.

Financial Condition Analysis

       Lease Portfolio Analysis

       The Company retains leases in its own portfolio that are not assigned to financial institutions. Over the past three fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally. During the fiscal year ended June 30, 2003, approximately 91% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 71% during fiscal 2002 and 64% during 2001. During the fiscal year ended June 30, 2003, the Company's net investment in capital leases increased by $23.6 million. This increase includes a $25.0 million increase in the Company's investment in lease receivables, and a $1.4 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company.

      The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 2003, the Company's investment in property acquired for transactions in process was $20.3 million, relatively unchanged from $20.6 million at June 30, 2002, and $20.5 million at June 30, 2001.

       The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company's strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. Through the use of non-recourse financing, the Company avoids risks that do not meet these requirements. The strategy also emphasizes diversification on both a geographic and customer level, and spreading the Company's risk across a breadth of leases while minimizing the risk to any one area. At June 30, 2003, no lessee accounted for more than 5% of the Company's net investment in capital leases, and two lessees each represented approximately 4% of the Company's net investment in capital leases. The investment in capital leases is diversified by geographic regions, with the Company's portfolio spread across all fifty states. At June 30, 2003, California (16%), Florida (15%), and New York (11%) were the only states that represented more than 10% of the Company's net investment in capital leases. The Company has no exposure to foreign lessees. The Company's leases are with lessees in a wide spectrum of industries, however, at June 30, 2003 approximately 25% of the Company's net investment in capital leases was with colleges and universities located throughout the United States. The college and university portfolio includes over 400 leases with over 242 different lessees, and no leases are included among the Company's non-performing leases. One university represented approximately 4% of the Company's net investment in capital leases.

       The Company monitors the performance of all leases held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases 10 or more days delinquent is conducted. Lessees who are delinquent with the Company or an assignee are coded in the Company's accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases will generally be discontinued when the lessee becomes 90 days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non-accrual earlier if the Company has significant doubt about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee's financial condition or other relevant factors.

        The following table summarizes the Company's non-performing capital leases:
	At June 30,
Non-Performing Capital Leases	2003	2002
Non-accrual leases	$ 3,978,564	$ 1,295,594
Restructured leases	1,122,293	90,150
Leases past due 90 days (other than above)	-	278,172
Total non-performing capital leases	$ 5,100,857	$ 1,663,916
Non-performing assets as % of
total investment in capital leases	3.3%	1.3%

       Direct finance income that would have been recorded had non-performing leases at each respective fiscal year end been current in accordance with their original terms would have been $325,338 and $45,238 during fiscal 2003 and fiscal 2002, respectively. The amount of direct finance income actually recorded on non-performing capital leases was $322,614 and $112,977 during fiscal 2003 and 2002, respectively.

       In addition to the non-performing capital leases identified above, there were $2.8 million of investment in capital leases at June 30, 2003 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $6.8 million at June 30, 2002. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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
	(dollars in thousands)
Years Ended June 30,	2003	2002	2001	2000	1999
Net Investment in capital leases at year end	$ 131,677	$ 108,091	$ 116,288	$ 80,645	$ 84,617

Allowance for lease losses at beginning of year	$ 5,502	$ 3,401	$ 4,340	$ 5,474	$ 2,969
Charge-off of lease receivables	(2,215)	(3,440)	(2,889)	(2,644)	(571)
Recovery of amounts previously written off	450	187	-	-	-
Provision for lease losses	554	5,354	1,950	1,510	3,076
Allowance for lease losses at end of year	$ 4,291	$ 5,502	$ 3,401	$ 4,340	$ 5,474
Allowance for lease losses as percent of net investment in capital leases	3.2%	5.1%	2.9%	5.4%	6.5%

       The allowance for lease losses decreased to $4.3 million (3.2% of net investment in capital leases) at June 30, 2003 from $5.5 million (5.1% of net investment in capital leases) at June 30, 2002. The allowance at June 30, 2003 consisted of $2.5 million allocated to specific accounts and $1.8 million that was unallocated. This compared to $3.7 million allocated to specific accounts at June 30, 2002 and $1.8 million that was unallocated at such date. The decrease in the 2003 allowance relates to a reduction in specific non-performing or problem leases, and the write-off of non-performing leases. The Company considers the allowance for doubtful accounts of $4.3 million at June 30, 2003 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

       Liquidity and Capital Resources

       The Company funds its operating activities through internally generated funds, non-recourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2003, the Company had outstanding non-recourse debt aggregating $40.1 million relating to property under capital leases. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

       Deposits have not been an important source of funds for the Company. Deposits totaled $7.6 million at June 30, 2003, compared to $9.0 at June 30, 2002. The following table presents average balances and average rates paid on deposits for years ended June 30, 2003 and 2002:
	Years ended June 30,
	2003		2002
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$ 1,011,622	n/a	$ 528,003	n/a
Interest-bearing demand deposits	21,182	0.50%	13,723	0.50%
Savings deposits	232,506	2.00%	61,774	2.32%
Time deposits less than $100,000	4,268,305	3.31%	2,269,989	3.86%
Time deposits, $100,000 or more	$ 2,656,080	3.42%	$ 972,701	4.11%

       In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the year ended June 30, 2003, the Company repurchased 268,900 shares at an aggregate cost of $3.3 million. As of September 20, 2003, 612,956 shares remain available under this authorization.

       At June 30, 2003, the Company's cash and cash equivalents were $67.3 million. The need for cash for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a non-recourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

       Stockholders' equity at June 30, 2003 was $197.3 million, or 71% of total assets, compared to $191.4 million, or 62% of total assets, at June 30, 2002. At June 30, 2003, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

       Inflation has not had a significant impact upon the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's exposure to market risk related to interest rate risk is currently not material because it does not have any interest bearing recourse debt and at June 30, 2003, the Bank's deposits were not material. Non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. The Company's cash and due from banks is invested in securities of very short duration, and therefore, any immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. The Company is exposed to some interest rate risk, because as interest rates decrease, interest income on its cash will decrease, and future lease rates from direct financing leases, which often are based on United States Treasury rates, may be lower. Conversely, as interest rates rise, the Company's earnings will benefit as yields on cash investments and lease investments improve. The only other interest rate risk the Company currently faces relates to the Bank's investment in federal funds sold and securities purchased under agreements to resell. This investment matures in less than ninety days and therefore, the fair value approximates the carrying value. The interest rate on this investment was 1.28% at June 30, 2003. As the banking operations of the Company grow, and the Bank is more active in raising deposits, the Company will be subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established for managing its interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of California First National Bancorp

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of California First National Bancorp and subsidiaries, at June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
July 31, 2003

CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2003	2002

Cash and due from banks	$ 61,284,987	$ 78,502,896
Federal funds sold and securities purchased under agreements to resell	6,055,000	9, 890,000
Total cash and cash equivalents (Note 1)	67,339,987	88,392,896
Security held to maturity (Note 1)	552,750	583,150
Net receivables (Note 2)	16,683,172	15,960,664
Property acquired for transactions in process (Note 1)	20,286,788	20,569,682
Net investment in capital leases (Note 3)	131,677,158	108,091,366
Property on operating leases, less accumulated depreciation of $150,443 (2003) and $95,881 (2002)	83,251	5,592
Income taxes receivable (Note 4)	-	1,141,622
Other assets	2,012,126	1,142,006
Discounted lease rentals assigned to lenders (Note 3)	40,055,682	72,753,929
	$ 278,690,914	$ 308,640,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 1,597,848	$ 1,422,031
Accrued liabilities	3,310,785	3,995,836
Demand deposits	1,166,982	1,332,967
Time certificates of deposit	6,427,232	7,636,176
Customer deposits	6,470,172	7,607,573
Non-recourse debt (Note 3)	40,055,682	72,753,929
Deferred income taxes -- including income taxes payable, net (Note 4)	22,385,318	22,501,549
	81,414,019	117,250,061

Commitments and contingencies (Note 6)

Stockholders' equity (Note 1):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,933,509 (2003) and 11,179,728 (2002) issued and outstanding	109,335	111,797
Additional paid in capital	1,448,572	2,900,270
Retained earnings	195,718,988	188,378,779
	197,276,895	191,390,846
	$ 278,690,914	$ 308,640,907

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended June 30,
	2003	2002	2001

Direct finance income	$19,638,275	$17,486,732	$16,906,804
Interest income on investments	1,067,452	1,551,243	3,642,553
Total direct finance and interest income	20,705,727	19,037,975	20,549,357

Interest expense on deposits	236,877	129,052	88
Provision for lease losses	554,000	5,354,000	1,950,000
Net direct finance and interest income after provision for lease losses	19,914,850	13,554,923	18,599,269
Other income
Operating and sales-type lease income	6,383,683	8,821,948	12,843,872
Gain on sale of leases and leased property	7,926,475	15,122,533	12,135,721
Other income	875,837	1,301,535	919,591
Total other income	15,185,995	25,246,016	25,899,184

Gross profit	35,100,845	38,800,939	44,498,453
Selling, general and administrative expenses	17,652,896	14,729,202	18,723,263
Earnings before income taxes	17,447,949	24,071,737	25,775,190
Income taxes	6,717,000	9,268,000	9,923,000
Net earnings	$10,730,949	$14,803,737	$15,852,190

Basic earnings per common share	$ 0.97	$ 1.32	$ 1.40
Diluted earnings per common share	$ 0.96	$ 1.29	$ 1.39

Dividends declared per common share outstanding	$ .16	$ .16	$ .16

Weighted average common shares outstanding	11,034,594	11,204,491	11,283,718
Diluted common shares outstanding	11,223,181	11,434,950	11,422,154

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			Additional
	Common Stock		paid in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, June 30, 2000	11,430,718	$114,307	$4,264,541	$162,804,922	$167,183,770
Shares issued -
Stock options exercised	49,110	491	345,790	-	346,281
Shares repurchased	(252,500)	(2,525)	(1,545,300)	(780,057)	(2,327,882)
Dividends declared	-	-	-	(1,801,372)	(1,801,372)
Net earnings	-	-	-	15,852,190	15,852,190
Balance, June 30, 2001	11,227,328	112,273	3,065,031	176,075,683	179,252,987
Shares issued -
Stock options exercised	79,900	799	615,539	-	616,338
Shares repurchased	(127,500)	(1,275)	(780,300)	(707,485)	(1,489,060)
Dividends declared	-	-	-	(1,793,156)	(1,793,156)
Net earnings	-	-	-	14,803,737	14,803,737
Balance, June 30, 2002	11,179,728	111,797	2,900,270	188,378,779	191,390,846
Shares issued -
Stock options exercised	22,681	227	193,970	-	194,197
Shares repurchased	(268,900)	(2,689)	(1,645,668)	(1,628,106)	(3,276,463)
Dividends declared	-	-	-	(1,762,634)	(1,762,634)
Net earnings	-	-	-	10,730,949	10,730,949
Balance, June 30, 2003	10,933,509	$109,335	$1,448,572	$195,718,988	$197,276,895

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended June 30,

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,730,949	$14,803,737	$15,852,190
Adjustments to reconcile net earnings to cash flows used for operating activities:
Depreciation	169,080	127,976	4,496
Sale of leased property previously on operating leases, net	29,841	3,400	577
Interest accretion of estimated residual values	(1,996,182)	(2,691,548)	(4,126,939)
Decrease in estimated residual values	6,330,529	12,732,340	17,330,959
Provision for lease losses	554,000	5,354,000	1,950,000
Net (decrease) increase in income taxes payable, including deferred taxes	(116,231)	945,972	(8,715,354)
Net (increase) decrease in net receivables	(722,508)	(6,655,218)	2,991,620
Decrease (increase) in income taxes receivable	1,141,622	7,056,099	(8,197,721)
Net decrease (increase) in property acquired for transactions in process	282,894	(2,929,687)	5,419,142
Net decrease in accounts payable and accrued liabilities	(509,234)	(1,160,421)	(701,025)
Decrease in customer lease deposits	(1,137,401)	(601,396)	(136,164)

Net cash provided by operating activities	14,757,359	26,985,254	21,671,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(25,517,971)	(1,289,215)	(46,904,229)
Sales (purchases) of security held to maturity, net	30,400	16,850	(600,000)
Purchase of equipment on operating leases	(276,580)	(133,568)	(6,496)
Net (increase) decrease in other assets	(870,120)	200,997	(106,210)
Estimated residual values recorded on leases	(2,956,168)	(2,709,031)	(3,793,101)

Net cash used for investing activities	(29,590,439)	(3,913,967)	(51,410,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(1,208,944)	7,595,331	40,845
Net (decrease) increase in demand and money market deposits	(165,985)	1,303,612	29,355
Payments to repurchase common stock	(3,276,463)	(1,489,060)	(2,327,882)
Dividends to stockholders	(1,762,634)	(1,793,156)	(1,801,372)
Proceeds from exercise of stock options	194,197	616,338	346,281

Net cash (used for) provided by financing activities	(6,219,829)	6,233,065	(3,712,773)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,052,909)	29,304,352	(33,451,028)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,392,896	59,088,544	92,539,572

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,339,987	$88,392,896	$59,088,544

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	($32,698,247)	($48,245,759)	($75,778,148)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 60,923	$ 57,060	$ 24,562

Income taxes	$ 5,645,009	$ 1,265,929	$26,836,075

The accompanying notes are an integral
part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

Effective May 22, 2001, Amplicon, Inc. ("Amplicon") reorganized itself as a holding company and Amplicon became a wholly-owned subsidiary of California First National Bancorp, a California corporation (the "Company"). California First National Bancorp and its subsidiaries have two principal lines of business, leasing and banking. The Company leases high-technology and other capital assets to customers located throughout the United States. The Company is also engaged in the re-marketing of leased assets at lease expiration. The Company's banking subsidiary, California First National Bank ("CalFirst Bank"), which commenced operations on May 23, 2001, is an FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents includes cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days. Included in cash and cash equivalents at June 30, 2003 was $6,055,000 that was held by the Bank and was not available to fund the Company's other operations.

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell substantially identical securities. These agreements are classified as secured loans. Securities purchased under agreements to resell at June 30, 2003 consist of U.S. Treasury securities.

The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company's policy to not take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company's rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. At June 30, 2003 and 2002, these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer.

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). For cash, accounts receivable and deposits, the book value is a reasonable estimate of fair value. For cash equivalents, the estimated fair value is based on respective market prices which was equal to book value for all periods presented. The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

Security Held to Maturity

The Company has an investment security at fiscal years ended June 30, 2003 and 2002 which has been classified as held to maturity under the criteria established with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

For capital leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The difference between discounted value of the aggregate lease payments receivable and the property cost, less the discounted value of the residual, if any, and any initial direct costs is recorded as sales-type lease income. For balance sheet purposes, the aggregate lease payments receivable, and estimated residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. Unearned income is recognized as direct finance income over the lease term on an internal rate of return method.

The residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination. The estimates are reviewed continuously to ensure reasonableness, however the amounts the Company may ultimately realize could differ from the estimated amounts.

The Company assigns, on a non-recourse basis, the minimum lease payments receivable related to certain leases to financial institutions at fixed interest rates. When leases are assigned to unaffiliated financial institutions without recourse, the discounted value of the minimum lease payments receivable is recategorized on the balance sheet as discounted lease rentals assigned to lenders. The related obligations resulting from the discounting of the leases are recorded as non-recourse debt. The unearned income related to the lease is reduced by the interest expense from the non-recourse debt. In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize its residual investment in the leased property.

A portion of the Company's selling, general and administrative costs directly related to originating direct financing lease transactions is deferred as an increase to direct finance income and amortized over the lease term as a reduction to direct finance income utilizing the effective interest method.

     Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Most operating leases involve the re-lease of off-lease property and the associated cost is the Company's previously booked residual. Rental income is recorded monthly or quarterly when due. Selling costs directly associated with operating leases are deferred and amortized over the lease term.

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
	Years ended June 30,
	2003	2002	2001

Net earnings	$10,730,949	$14,803,737	$15,852,190
Weighted average number of common shares outstanding assuming no exercise of outstanding options	11,034,594	11,204,491	11,283,718
Dilutive stock options using the treasury stock method	188,587	230,459	138,436
Dilutive common shares outstanding	11,223,181	11,434,950	11,422,154
Basic earnings per common share	$0.97	$1.32	$1.40
Diluted earnings per common share	$0.96	$1.29	$1.39

Capital Structure

At June 30, 2003, the Company had two stock option plans that are more fully described below. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS No. 148), the Company adopted the disclosure requirements of SFAS No. 148.

At June 30, 2003, the Company has 20,000,000 authorized shares of Common Stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

In August 1985, the Company's stockholders approved a Stock Option Plan (the "1985 Plan"). Stock options that were granted entitled the recipient to purchase shares of the Company's common stock at prices greater than, equal to or less than the estimated fair market value at the date of the grant. Under the 1985 Plan, stock options become exercisable over a three or five year period, commencing with the first anniversary of the date of the grant, and expire ten years from the date of the grant. The Company had reserved 1,300,000 shares of common stock for issuance under the 1985 Plan. No further grants will be made under the 1985 Plan.

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

The following table summarizes the activity in the 1985 Plan and 1995 Plan (the "Plans") for the periods indicated:
	As of June 30,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	1,034,874	$10.08	1,254,440	$ 9.72	1,118,000	$ 8.66

Granted	59,000	14.00	17,500	11.54	642,000	8.61
Exercised	(22,681)	8.56	(79,900)	7.71	(49,110)	7.05
Canceled/expired	(50,119)	11.91	(157,166)	8.53	(456,450)	5.85

Options outstanding at the end of the year	1,021,074	$ 10.25	1,034,874	$10.08	1,254,440	$ 9.72

Shares available for issuance	504,911		452,114		357,341

Options exercisable	617,791		520,707		493,790
Weighted average fair value of options granted	$ 6.71		$ 5.66		$ 4.02

	As of June 30, 2003
	Options outstanding			Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average remaining Contractual life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.00 - $ 7.875	154,700	5.77	$ 6.66	121,367	$ 6.85
8.125 - 10.50	518,724	5.77	9.32	274,224	9.38
11.375 - 17.75	347,650	5.96	13.25	222,200	13.24
$ 6.00 - $17.75	1,021,074	5.84	$10.25	617,791	$10.27

The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment to FASB No 123, Accounting for Stock-Based Compensation" (SFAS No. 148), the Company's net income and earnings per share would have been reduced to the following proforma amounts:
	Years ended June 30,
	2003	2002	2001
Net earnings	$10,730,949	$14,803,737	$15,852,190
Proforma compensation cost	(464,879)	(483,875)	(502,158)
Proforma net earnings	$10,266,070	$14,319,862	$15,350,032

Proforma Basic EPS	$ 0.93	$ 1.28	$ 1.36

Proforma Diluted EPS	$ 0.91	$ 1.25	$ 1.34

Since the SFAS No. 123 method of accounting, as amended by SFAS No. 148, has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001.
	Years ended June 30,
	2003	2002	2001
Risk free interest rate	2.46%	4.09%	4.97%
Option life (in years)	5	5	5
Dividend yield	1.40%	1.30%	1.60%
Volatility	60.46%	58.76%	57.88%

Recent Accounting Pronouncements

In June 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 removes acquisition of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" and requires those transactions be accounted for in accordance with SFAS Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS 147 amends SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions. The Company anticipates the adoption of SFAS147 will not have an impact on the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN 46). A Variable Interest Entity ("VIE") is created when: (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties, or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. It is not expected that FIN 46 will have an impact on the Company.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated specifically in the statement and for hedging relationships designated after June 30, 2003. In addition, except as stated specifically in the Statement, all provisions of this Statement should be applied prospectively. SFAS 149 is not expected to have an impact on the Company.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Company anticipates the adoption of SFAS 150 will not have an impact on the financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2001 and 2002 financial statements to conform to the presentation of the fiscal 2003 financial statements.

Note 2 - Receivables:

The Company's net receivables consist of the following:

	June 30,
	2003	2002
Lessees	$15,620,727	$12,908,501
Financial institutions	1,310,290	3,206,802
Other	156,752	287,975
	17,087,769	16,403,278
Less allowance for doubtful accounts	(404,597)	(442,614)
Net receivables	$16,683,172	$15,960,664

Note 3 - Capital Leases:

The Company's net investment in capital leases consists of the following:

	June 30,
	2003	2002
Minimum lease payments receivable, less allowance for doubtful accounts of $3,011,028 in 2003 and $3,699,653 in 2002	$132,220,337	$106,900,267
Estimated residual value, less valuation allowance of $797,115 in 2003 and $1,280,702 in 2002	16,715,122	18,721,840
	148,935,459	125,622,107
Less unearned income	(17,258,301)	(17,530,741)
Net investment in capital leases	$131,677,158	$108,091,366

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4,787,247 and $4,680,098 at June 30, 2003 and 2002, respectively.

At June 30, 2003, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated residual value, net of allowances, is as follows:
Years ending June 30,	Minimum Lease Payments Receivable	Estimated Residual Value	Total
2004	$ 75,202,025	$ 7,690,832	$ 82,892,857
2005	39,818,770	4,211,311	44,030,081
2006	12,489,783	4,428,379	16,918,162
2007	3,541,760	297,715	3,839,475
2008	1,018,461	86,885	1,105,346
Thereafter	149,538	-	149,538
	132,220,337	16,715,122	148,935,459
Less unearned income	(14,325,866)	(2,932,435)	(17,258,301)
Net investment in capital leases	$117,894,471	$13,782,687	$131,677,158

Non-recourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 4.26% to 10.50%. Maturities of such obligations at June 30, 2003 are as follows:
Years ending June 30,	Capital Leases
2004	$23,050,505
2005	11,644,222
2006	2,588,508
2007	201,087
2008	38,665
Total non-recourse debt	37,522,987
Deferred interest expense	2,532,695
Discounted lease rentals assigned to lenders	$40,055,682

Deferred interest expense of $2,532,695 at June 30, 2003 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $40,055,682 using the effective yield method over the applicable lease term.

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

The provision for income taxes is summarized as follows:
	Years ended June 30,
	2003	2002	2001
Current tax expense:
Federal	$4,748,229	$5,343,516	$ 8,378,941
State	2,452,150	2,561,867	2,598,814
	7,200,379	7,905,383	10,977,755
Deferred tax expense (benefit):
Federal	(1,092,397)	2,796,111	(805,058)
State	609,018	(1,433,494)	(249,697)
	(483,379)	1,362,617	(1,054,755)
	$6,717,000	$9,268,000	$ 9,923,000

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

Deferred income tax liabilities (assets) are comprised of the following:
	June 30,
	2003	2002
Deferred income tax liabilities:
Tax operating leases	$22,434,221	$23,146,754
Deferred selling expenses	1,962,771	1,918,840
Total liabilities	24,396,992	25,065,594
Deferred income tax assets:
Allowances and reserves	(734,270)	(1,123,044)
Depreciation other than on operating leases	(419,151)	(544,348)
State income taxes	(858,253)	(896,653)
Total assets	(2,011,674)	(2,564,045)

Net deferred income tax liabilities	$22,385,318	$22,501,549

At June 30, 2003 and 2002 the Company had an income taxes receivable balance of zero and $1,141,622, respectively.

The sources of differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:
	Years ended June 30,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.7	4.7	4.6
Other	(1.2)	(1.2)	(1.1)
Effective rate	38.5%	38.5%	38.5%

Note 5 - Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company's financial statements. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent (6%) of its risk-weighted assets; (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent (10%) of risk-weighted assets; and (iii) a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent (5%). CalFirst Bank is subject to risk-based and leverage capital requirements mandated by the Office of Comptroller of the Currency. The Bank is required to maintain (i) a minimum ratio of Tier 1 capital to risk-adjusted assets of four percent (4%); (ii) a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent (8%) and (iii) for the first three years of operations, a minimum ratio of Tier 1 capital to adjusted total assets, leverage ratio, of 5%.

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2003 and 2002. At June 30, 2003, the Company and CalFirst Bank exceeded all capital requirements by a significant amount.
	Years ended June 30,
	2003		2002
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$ 197,277,000	105.7%	$ 191,391,000	115.2%
Total risk-based capital	$ 199,633,000	107.0%	$ 193,510,000	116.5%
Tier 1 Leverage capital	$ 238,361,000	82.8%	$ 230,774,000	82.9%

California First National Bank
Tier 1 risk-based capital	$ 18,422,000	51.2%	$ 18,658,000	96.0%
Total risk-based capital	$ 18,873,000	52.4%	$ 18,901,000	97.2%
Tier 1 Leverage Capital	$ 41,762,000	44.1%	$ 27,069,000	68.9%

Note 6 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2009. Rent expense was $1,084,209 (2003), $946,151, (2002) and $929,131 (2001). Future remaining lease payments on this lease are $4,653,709.
Years ending June 30,	Future minimum Lease payments
2004	$ 882,600
2005	882,600
2006	882,600
2007	882,600
2008	962,836
Thereafter	160,473
$4,653,709

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions during the years ended June 30, 2003, 2002, and 2001 of $143,789, $140,846 and $68,928, respectively.

Note 7 - Segment Reporting:

The Company has two leasing subsidiaries, Amplicon and CalFirst Leasing ("Leasing Companies"), involved in leasing and financing capital assets, primarily computers, computer networks and other high technology assets. The Leasing Companies also re-market leased assets at lease expiration.

The Company's banking subsidiary, CalFirst Bank, is an FDIC-insured national bank that gathers deposits from a centralized location and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

The accounting policies of each segment are the same as those described in "Summary of Significant Accounting Policies (see Note 1)." Below is a summary of each segment's financial results for 2003 and 2002:
	Leasing Companies	CalFirst Bank	Other	Consolidated
Year end June 30, 2003
Net direct finance and interest income after provision for lease losses	$ 17,285,287	$ 2,614,858	$ 14,705	$ 19,914,850
Other income	15,087,885	98,110	-	15,185,995
Gross profit	$ 32,373,172	$ 2,712,968	$ 14,705	$ 35,100,845

Net earnings (loss)	$ 12,030,528	$ (236,145)	$ (1,063,434)	$ 10,730,949

Total assets	$302,455,033	$42,189,659	$(65,953,778)	$278,690,914

Year End June 30, 2002
Net direct finance and interest income after provision for lease losses	$ 12,656,348	$ 894,511	$ 4,064	$ 13,554,923
Other income	25,214,500	31,516	-	25,246,016
Gross profit	$ 37,870,848	$ 926,027	$ 4,064	$ 38,800,939

Net earnings (loss)	$ 16,910,858	$(1,511,918)	$ (595,203)	$ 14,803,737

Total assets	$302,874,601	$28,324,821	$(22,558,515)	$308,640,907

Note 8 - California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2003, and 2002 and for each of the years in the period ended June 30, 2003 are presented below:
Condensed Balance Sheets	June 30,
(in thousands)	2003	2002
Assets
Cash and cash equivalents	$ 751	$ 1,633
Intercompany receivables	226	124
Investments in bank subsidiary	18,422	18,658
Investments in non-bank subsidiaries	188,325	191,294
Intercompany note receivable	10,072	-
Other assets	2,444	1,902
Premises and other fixed assets	404	17
	$ 220,644	$ 213,628

Liabilities
Accrued liabilities	$ 833	$ 783
Payable to non-bank subsidiaries	103	100
Loan from non-bank subsidiaries	22,431	21,354
	23,367	22,237
Stockholders' Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,933,509 (2003) and 11,179,728 (2002) issued and outstanding	109	112
Additional paid-in capital	1,600	3,051
Retained earnings	195,568	188,228
	197,277	191,391
	$ 220,644	$ 213,628

Condensed Statements of Earnings	June 30,
(in thousands)	2003	2002
Income
Dividends from non-bank subsidiary	$20,000	$21,278
Management fee income bank subsidiary	130	110
Management fee income non-bank subsidiaries	1,280	1,758
Other interest income	15	4
	21,425	23,150
Expenses
Selling, general and administrative	2,147	2,313
Interest expense	1,202	1,473
	3,349	3,786
Income before taxes and equity in over distributed earnings of subsidiaries	18,076	19,364
Income tax credits	860	1,319
	18,936	20,683
Equity in over distributed earnings of subsidiaries	(8,205)	(5,879)
	$10,731	$14,804

Condensed Statements of Cash Flows	June 30,
(in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 10,731	$ 14,804
Adjustments to reconcile net earnings to cash flows used for:
Provision for deferred income taxes	(860)	(1,319)
Equity in undistributed earnings of subsidiaries	8,205	5,879
Net change in other liabilities	50	332
Net change in other assets	318	(583)
Other, net	(387)	(17)
Net cash provided by operating activities	18,057	19,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(15,174)	(16,408)
Net cash used for investing activities	(15,174)	(16,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances in subsidiaries	1,080	1,238
Proceeds from issuance of common stock	194	691
Payments to repurchase common stock	(3,276)	(1,565)
Dividends paid	(1,763)	(1,792)
Net cash used for financing activities	(3,765)	(1,428)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(882)	1,260

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 751	$ 1,633

Note 10 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2003 and 2002 is as follows:
Three months ended
	September 30,	December 31,	March 31,	June 30,
(In thousands except per share amounts)
2003

Net direct finance and interest income after provision for lease losses	$ 4,646	$ 5,147	$ 5,120	$ 5,002
Gross profit	8,802	9,012	8,358	8,928
Net earnings	$ 3,039	$ 2,895	$ 2,287	$ 2,510

Basic earnings per common share	$ 0.27	$ 0.26	$ 0.21	$ 0.23
Diluted earnings per common share	$ 0.27	$ 0.26	$ 0.21	$ 0.22

Dividends declared per common share	$ 0.04	$ 0.04	$ 0.04	$ 0.04

Three months ended
	September 30,	December 31,	March 31,	June 30,
(in thousands except per share amounts)
2002

Net direct finance and interest income after provision for lease losses	$ 3,316	$ 3,840	$ 3,139	$ 3,260
Gross profit	8,623	9,477	9,945	10,756
Net earnings	$ 2,988	$ 3,593	$ 3,852	$ 4,371

Basic earnings per common share	$ 0.27	$ 0.32	$ 0.34	$ 0.39
Diluted earnings per common share	$ 0.26	$ 0.32	$ 0.34	$ 0.37

Dividends declared per common share	$ 0.04	$ 0.04	$ 0.04	$ 0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2003 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2003 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2003 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2003 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, the Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules. There were no significant changes made during the most recent fiscal quarter to the Company's internal controls or other factors that could significantly affect the Company's internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)          Reports on Form 8-K

There was one report filed on Form 8-K filed during the fourth quarter of fiscal 2003. The report filed on April 23, 2003 was regarding the Company's press release on the financial results for the three and nine months ended March 31, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP
By: S. Leslie Jewett/s/	Date: September 26, 2003
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
Signature	Title	Date

Patrick E. Paddon/s/ Patrick E. Paddon	President, Chief Executive Officer and Director	September 26, 2003

Glen T. Tsuma/s/ Glen T. Tsuma	Vice President, Chief Operating Officer and Director	September 26, 2003

S. Leslie Jewett/s/ S. Leslie Jewett	Chief Financial Officer	September 26, 2003

Michael H. Lowry/s/ Michael H. Lowry	Director	September 26, 2003

Harris Ravine/s/ Harris Ravine	Director	September 26, 2003

Danilo Cacciamatta/s/ Danilo Cacciamatta	Director	September 26, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Additions Charged to Costs and Expenses	Accounts written off	Balance at end of period

Year ended June 30, 2001:

Allowance for doubtful accounts	$2,944,793	$1,550,000	$(2,115,210)	$2,379,583
Allowance for valuation of residual value	$1,395,329	$ 400,000	$ (774,061)	$1,021,268

Year ended June 30, 2002:

Allowance for doubtful accounts	$2,379,583	$5,054,000	$(3,212,927)	$4,220,656
Allowance for valuation of residual value	$1,021,268	$ 300,000	$ (40,566)	$1,280,702

Year ended June 30, 2003:

Allowance for doubtful accounts	$4,220,656	$ 554,000	$(1,280,641)	$3,494,015
Allowance for valuation of residual value	$1,280,702	$ -	$ (483,587)	$ 797,115

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

10.8	Office Lease dated January 30, 2003, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's March 31, 2003 Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	46
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	47
32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	48