Form 10-Q
period 2003-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2003-11-12
CIK 803016

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30 , 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________		to ________________________
Commission File No.: 0-15641
California First National Bancorp (Exact name of registrant as specified in charter)
	California (State or other jurisdiction of incorporation or organization)		33-0964185 (I.R.S. Employer Identification No.)
	18201 Von Karman Ave., Suite 800 Irvine, California (Address of principal executive offices)		92612 (Zip Code)
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of November 7, 2003 was 10,935,315.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)
	September 30, 2003	June 30, 2003

ASSETS	(Unaudited)
Cash and due from banks	$ 63,618	$ 61,285
Federal funds sold and securities purchased under agreements to resell	6,350	6,055

Total cash and cash equivalents	69,968	67,340
Security held to maturity	553	553
Net receivables	12,533	16,683
Property acquired for transactions in process	23,043	20,287
Net investment in capital leases	135,309	131,677
Net equipment on operating leases	44	83
Other assets	2,440	2,012
Discounted lease rentals assigned to lenders	32,063	40,056

	$ 275,953	$ 278,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 625	$ 1,598
Accrued liabilities	4,256	3,311
Demand and money market deposits	1,192	1,167
Time certificates of deposit	12,292	6,427
Lease deposits	6,550	6,470
Non-recourse debt	32,063	40,056
Deferred income taxes -- including income taxes payable	20,500	22,385

	77,478	81,414

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,934,509 (Sept. 2003) and 10,933,509 (June 2003) issued and outstanding	109	109
Additional paid in capital	1,456	1,449
Retained earnings	196,910	195,719

	198,475	197,277

	$ 275,953	$ 278,691

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (thousands, except for per share amounts)
	Three months ended September 30,

	2003	2002

Direct finance income	$4,630	$4,577
Interest and investment income	93	316

Total direct finance and interest income	4,723	4,893
Interest expense on deposits	64	67
Provision for lease losses	78	180

Net direct finance and interest income after provision for lease losses	4,581	4,646

Other income
Operating and sales type lease income	1,173	1,789
Gain on sale of leases and leased property	2,332	2,204
Other income	225	163

Total other income	3,730	4,156

Gross profit	8,311	8,802
Selling, general and administrative expenses	4,597	3,861

Earnings before income taxes	3,714	4,941
Income taxes	1,430	1,902

Net earnings	$2,284	$3,039

Basic earnings per common share	$ .21	$ .27

Diluted earnings per common share	$ .21	$ .27

Dividends declared per common share outstanding	$ .10	$ .04

Weighted average common shares outstanding	10,934	11,112

Diluted common shares outstanding	11,072	11,415

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
	Three Months Ended September 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 2,284	$ 3,039
Adjustments to reconcile net earnings to cash flows used for operating activities:
Depreciation	68	5
Interest accretion of estimated unguaranteed residual values	(446)	(522)
Decrease in estimated unguaranteed residual values	1,880	1,748
Provision for lease losses	78	180
Net decrease in deferred income taxes, including income taxes payable	(1,885)	(496)
Net decrease in net receivables	4,150	5,497
Decrease in income taxes receivable	-	1,142
Net increase in property acquired for transactions in process	(2,757)	(7,860)
Net (decrease) increase in accounts payable and accrued liabilities	(28)	98
Increase (decrease) in lease deposits	80	(420)

Net cash provided by operating activities	3,424	2,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(4,531)	(9,608)
Purchase of leased property on operating leases	(28)	-
Net increase in other assets	(428)	(102)
Increase in estimated unguaranteed residual values recorded on leases	(613)	(787)

Net cash used for investing activities	(5,600)	(10,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	5,864	(611)
Net increase in demand and money market deposits	25	75
Payments to repurchase common stock	-	(1,453)
Dividends to stockholders	(1,093)	(444)
Proceeds from exercise of stock options	8	167

Net cash provided by (used for) financing activities	4,804	(2,266)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,628	(10,352)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,340	88,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,968	$78,041

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	($7,992)	($9,621)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$ -	$ 20

Income taxes	$ 3,315	$ 1,256

The accompanying notes are an integral part
 of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the readers have read or have access to the 2003 Annual Report on Form 10-K, which contains Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2003 and the statements of earnings and cash flows for the three month periods ended September 30, 2003 and 2002. The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2004.

Certain reclassifications have been made to the first quarter of fiscal 2003 financial statements to conform with the presentation of the first quarter of fiscal 2004 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At September 30, 2003, the Company had two stock option plans, which are more fully described in Note 1 in the Company's 2003 Annual Report on form 10-K. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS No. 148) the Company adopted the disclosure requirements of SFAS No. 148. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

	Three months ended September 30, (in 000's except per share amounts)

	2003	2002
Net earnings	$2,284	$3,039
Proforma compensation cost	(101)	(116)
Proforma net earnings	$2,183	$2,923

Proforma basic EPS	$ 0.20	$ 0.26

Proforma diluted EPS	$ 0.20	$ 0.26

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be indicative of that to be expected in future periods.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

California First National Bancorp (the "Company") is a bank holding company. The Company has two leasing subsidiaries, Amplicon, Inc. ("Amplicon") and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies") that are involved in the leasing and financing of computers, computer networks and other high technology assets. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration. California First National Bank ("CalFirst Bank" or the "Bank"), another subsidiary, is an FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail, and leases capital assets to businesses and organizations as well as provides business loans to fund the purchase of assets leased by third parties. For the quarter ended September 30, 2003 and 2002, the Company's results include the operations of Amplicon, CalFirst Leasing, and CalFirst Bank.

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

The Company conducts its leasing business in a manner designed to mitigate risks. However, the assumption of risk is a key source of earnings in the leasing and banking industries and the Company is subject to risks through its investment in lease receivables held in its own portfolio, lease transactions in process, and residual investments. The Company takes steps to manage risks through the implementation of strict credit management processes and on-going risk management review procedures.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2003.

The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

CONSOLIDATED STATEMENT OF EARNINGS ANALYSIS

          Summary -- For the first quarter ended September 30, 2003, net earnings of $2.3 million declined 25% from $3.0 million for the first quarter ended September 30, 2002. Diluted earnings per share decreased 22% to $.21 for the quarter ended September 30, 2003, compared to $.27 per share for the same quarter of the prior year, benefiting from a lower number of shares outstanding during the period. The volume of new lease transactions booked during the quarter was approximately $23 million, which was down 27% from the same quarter of the prior year.

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

          Net direct finance and interest income was $4.7 million for the quarter ended September 30, 2003, compared to $4.8 million for the quarter ended September 30, 2002. The $167,000 decrease reflected an increase of $53,000 in direct finance income, which was offset by a $223,000 decrease in interest and investment income. The decline in interest and investment income is due to the combined impact of lower yields on lower investment balances and the volatility in short term interest rates during the quarter. Interest expense on deposits was $64,000 for the first quarter of fiscal 2004 compared to $67,000 for the same quarter of the prior year, reflecting a decrease in the interest rates which offset a 26% increase in the average balances of interest bearing deposits.

          The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Quarters Ended
	September 30, 2003 vs. 2002			September 30, 2002 vs. 2001
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in capital leases	$ 863	$ (810)	$ 53	$ (161)	$ 409	$ 248
Discounted lease rentals	(670)	(26)	(696)	(1,042)	(28)	(1,070)
Federal funds sold	(17)	(11)	(28)	(89)	(39)	(128)
Interest-bearing deposits with banks	(35)	(160)	(195)	332	(413)	(81)
	141	(1,007)	(866)	(960)	(71)	(1,031)
Interest expense
Non-recourse debt	(670)	(26)	(696)	(1,042)	(28)	(1,070)
Demand and money market deposits	3	(1)	2	-	1	1
Time certificates of deposit	12	(17)	(5)	81	(21)	60
	(655)	(44)	(699)	(961)	(48)	(1,009)
	$ 796	$ (963)	$(167)	$ 1	$ (23)	$ (22)

          The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended September 30, 2003			Quarter ended September 30, 2002
(dollars in thousands) Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing investments	$ 64,503	$ 71	0.4%	$ 74,195	$ 265	1.4%
Federal funds sold	5,393	14	1.0%	9,023	42	1.9%
Security held to maturity	553	8	5.8%	583	9	6.2%
Net investment in capital leases including discounted lease rentals (1,2)	168,603	5,347	12.7%	178,742	5,990	13.4%
Total interest-earning assets	239,052	5,440	9.1%	262,543	6,306	9.6%
Other assets	36,852			39,479
	$275,904			$302,022
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and money market deposits	$ 777	3	1.5%	$ 190	1	2.1%
Time certificates of deposit	8,645	61	2.8%	7,289	66	3.6%
Non-recourse debt (1)	34,798	717	8.2%	66,157	1,413	8.5%
Total interest-bearing liabilities	44,220	781	7.1%	73,636	1,480	8.0%
Other liabilities	33,749			36,341
Stockholders' equity	197,935			192,045
	$275,904			$302,022
Net direct finance and interest income		$4,659	2.0%		$4,826	1.6%
Net direct finance and interest income to average interest-earning assets			7.8%			7.4%
Average interest-earning assets over average interest-bearing liabilities			540.6%			356.5%

(1) Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $34.8 million and $66.2 million at September 30, 2003 and 2002, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.

(2) Average balance is based on quarter-end balances, and includes non-accrual leases, and is presented net of unearned income.

          Provision for Lease Losses -- The Company's provision for lease losses in the first quarter of fiscal 2003 was $78,000, compared to $180,000 for the same period in the prior year. This reduction in the provision reflects a relatively stable portfolio during the period.

          Other Income -- Other income is a significant source of income for the Company, accounting for 45% of the Company's gross profit during the quarter ended September 30, 2003 and 47% during the first quarter of the prior fiscal year. Total other income for the quarter ended September 30, 2003 decreased $426,000, or 10%, to $3.7 million, compared to $4.2 million for the same quarter of the prior fiscal year. The decrease in other income is primarily due to a $616,000 decline in income from lease extensions, which offset an increase in income from sales of leased property of $313,000, and a $62,000 increase in other income.

           Selling, General, and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") increased $736,000, or 19%, to $4.6 million during the first quarter of fiscal 2004 compared to $3.9 million during the first quarter of fiscal 2003. The increase in SG&A expenses during the quarter reflects higher costs related to the expansion of the sales organization, which primarily occurred during the last nine months of fiscal 2003.

          Taxes -- Income taxes were accrued at a tax rate of 38.5% for each of the fiscal quarters ended September 30, 2003 and 2002, representing the Company's estimated annual tax rates for each respective year.

FINANCIAL CONDITION ANALYSIS

Lease Portfolio Analysis

          The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. Over the past few years, the Company has funded most new lease transactions internally. During the quarter ended September 30, 2003, approximately 96% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 88% during the first quarter of fiscal 2003. During the first quarter of fiscal 2004, the Company's net investment in capital leases increased by $3.6 million. This increase includes a $4.5 million increase in the Company's investment in lease receivables, and a $821,000 reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions retained in the Company's portfolio as compared to the volume of lease transactions coming to their end of term during the quarter.

          The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At September 30, 2003, the Company's investment in property acquired for transactions in process was $23.0 million, compared to $20.3 million at June 30, 2003, and $28.4 million at September 30, 2002. This decrease was primarily due to the lower volume of lease transactions in process during the first quarter of fiscal 2004 compared to the first quarter of the prior year.

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

The following table summarizes the Company's non-performing capital leases:

	September 30, 2003	June 30, 2003
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$ 3,349	$ 3,979
Restructured leases	990	1,122
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$ 4,339	$ 5,101
Non-performing assets as % of total investment in capital leases	2.8%	3.3%

          In addition to the non-performing capital leases identified above, there was $2.0 million of investment in capital leases at September 30, 2003 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $2.8 million at June 30, 2003. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease losses.

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

Three months ended September 30,
(dollars in thousands)	2003	2002
Allowance for lease losses at beginning of period	$ 4,291	$ 5,502
Charge-off of lease receivables	-	(239)
Recovery of amounts previously written off	12	174
Provision for lease losses	78	180
Allowance for lease losses at end of period	$ 4,381	$ 5,617

Net investment in capital leases at end of period	$135,309	$117,080
Allowance for lease losses as percent of net investment in capital leases at end of period	3.1%	4.8%

          The allowance for lease losses increased $90,000 to $4.4 million (3.1% of net investment in capital leases) at September 30, 2003 from $4.3 million (3.2% of net investment in capital leases) at June 30, 2003. This allowance consisted of $2.3 million allocated to specific accounts and $2.1 million that was unallocated. The increase in the allowance at September 30, 2003 primarily relates to an increase in reserves related to the increase in the investment in capital leases. The Company considers the allowance for doubtful accounts of $4.4 million at September 30, 2003 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process will not require significant increases in the allowance for loan and lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

          The Company funds operating activities through internally generated funds, non-recourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are often financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2003, the Company had outstanding non-recourse debt aggregating $32.1 million relating to property under capital leases. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

          Deposits have not been an important source of funds for the Company, but are expected to increase more over the next few quarters than in prior periods. Deposits totaled $13.5 million at September 30, 2003, compared to $7.6 million at June 30, 2003 and $8.4 million at September 30, 2002. The following table presents average balances and average rates paid on deposits for quarters ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003		2002
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$1,324	n/a	$ 1,150	n/a
Interest-bearing demand deposits	38	0.50%	17	0.50%
Money market deposits	740	1.74%	173	2.20%
Time certificates of deposit less than $100,000	5,705	2.67%	4,631	3.57%
Time certificates of deposit, $100,000 or more	$2,940	3.07%	$ 2,658	3.63%

          In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the quarter ended September 30, 2003, the Company did not repurchased any shares. As of November 7, 2003, 612,956 shares remain available under this authorization.

          At September 30, 2003, the Company's cash and cash equivalents were $70.0 million. The need for cash used for operating activities will increase as the Company expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a non-recourse basis) of lease payments will be sufficient to meet its financing needs for at least the next twelve months.

          Stockholders' equity at September 30, 2003 was $198.5 million, or 72% of total assets, compared to $197.3 million, or 71% of total assets, at June 30, 2003. At September 30, 2003, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

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

  Changes in the domestic interest rate environment could reduce net interest income and negatively affect certain lessees, which could increase lease losses;

  Over the past few years, the Company's subsidiaries have retained an increasing number of lease transactions in their own portfolios which has increased the Company's exposure to credit risk;

  A material percentage of the Company's net investment in capital leases is with colleges and universities located throughout the United States, and the Company could be vulnerable to economic and other factors that negatively affect these lessees as a group;

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

  The conditions of the securities markets could change, adversely affect certain lessees and the value or credit quality of the Company's assets, or the availability and terms of non-recourse financing obtained to complete certain lease transactions;

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended September 30, 2003. The report filed on August 5, 2003 related to the release of the Company's earnings for the year ended June 30, 2003.

(a) Exhibits

Exhibit	Description	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Excutive Officer	16
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	17
32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	18

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: November 7, 2003	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)