Form 10-Q
period 2003-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2004-02-02
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31 , 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
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
Yes ☐ No ☒
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of January 30, 2004 was 10,970,601.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)
	December 31, 2003	June 30, 2003

ASSETS	(Unaudited)
Cash and due from banks	$ 55,011	$ 61,285
Federal funds sold and securities purchased under agreements to resell	11,250	6,055

Total cash and cash equivalents	66,261	67,340
Security held to maturity	553	553
Net receivables	3,428	1,964
Property acquired for transactions in process	31,474	20,287
Net investment in capital leases	146,343	146,396
Net equipment on operating leases	86	83
Other assets	2,264	2,012
Discounted lease rentals assigned to lenders	23,421	40,056

	$ 273,830	$ 278,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 1,131	$ 1,598
Accrued liabilities	4,105	3,311
Demand and money market deposits	2,440	1,167
Time certificates of deposit	18,409	6,427
Lease deposits	6,982	6,470
Non-recourse debt	23,421	40,056
Deferred income taxes -- including income taxes payable	17,374	22,385

	73,862	81,414

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,947,309 (Dec. 2003) and 10,933,509 (June 2003) issued and outstanding	109	109
Additional paid in capital	1,574	1,449
Retained earnings	198,285	195,719

	199,968	197,277

	$ 273,830	$ 278,691

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (thousands, except for per share amounts)
	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Direct finance income	$ 4,676	$ 4,946	$ 9,306	$ 9,524
Interest and investment income	118	301	211	617

Total direct finance and interest income	4,794	5,247	9,517	10,141
Interest expense on deposits	115	62	180	130
Provision for lease losses	45	38	123	218

Net direct finance and interest income after provision for lease losses	4,634	5,147	9,214	9,793

Other income
Operating and sales type lease income	1,272	1,307	2,445	3,096
Gain on sale of leases and leased property	2,818	2,436	5,150	4,640
Other income	140	122	365	285

Total other income	4,230	3,865	7,960	8,021

Gross profit	8,864	9,012	17,174	17,814
Selling, general and administrative expenses	4,850	4,304	9,446	8,165

Earnings before income taxes	4,014	4,708	7,728	9,649
Income taxes	1,545	1,813	2,975	3,715

Net earnings	$ 2,469	$ 2,895	$ 4,753	$ 5,934

Basic earnings per common share	$ .23	$ .26	$ .43	$ .53

Diluted earnings per common share	$ .22	$ .26	$ .43	$ .52

Dividends declared per common share outstanding	$ .10	$ .04	$ .20	$ .08

Weighted average common shares outstanding	10,935	11,096	10.935	11,103

Diluted common shares outstanding	11,118	11,327	11,096	11,385

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
	Six months ended December 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 4,753	$ 5,934
Adjustments to reconcile net earnings to cash flows used for operating activities:
Depreciation	106	35
Sale of leased property previously on operating leases	6	-
Interest accretion of estimated unguaranteed residual values	(875)	(1,026)
Decrease in estimated unguaranteed residual values	3,914	3,854
Provision for lease losses	123	218
Net decrease in deferred income taxes, including income taxes payable	(5,011)	(750)
Net (increase) decrease in net receivables	(1,465)	4,569
Decrease in income taxes receivable	-	1,142
Net increase in property acquired for transactions in process	(11,188)	(7,497)
Net increase (decrease) in accounts payable and accrued liabilities	327	(1,071)
Increase (decrease) in lease deposits	512	(79)

Net cash (used for) provided by operating activities	(8,798)	5,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(1,382)	(16,560)
Increase in leased property on operating leases	(114)	(218)
Proceeds from sale of security held to maturity	-	23
Net increase in other assets	(252)	(159)
Increase in estimated unguaranteed residual values recorded on leases	(1,726)	(1,654)

Net cash used for investing activities	(3,474)	(18,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	11,981	(735)
Net increase (decrease) in demand and money market deposits	1,273	(680)
Payments to repurchase common stock	-	(1,783)
Dividends to stockholders	(2,187)	(887)
Proceeds from exercise of stock options	126	190

Net cash provided by (used for) financing activities	11,193	(3,895)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,079)	(17,134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,340	88,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,261	$71,259

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	($16,635)	($18,070)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six-month period for:
Interest	$ 180	$ 152

Income taxes	$ 7,985	$ 3,324

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2003 and the statements of earnings and cash flows for the three and six-month periods ended December 31, 2003 and 2002. The results of operations for the three and six-month periods ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2004.

Certain reclassifications have been made to the fiscal 2003 financial statements to conform with the presentation of the second quarter of fiscal 2004 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At December 31, 2003, the Company had two stock option plans, which are more fully described in Note 1 in the Company's 2003 Annual Report on form 10-K. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148") the Company adopted the disclosure requirements of SFAS No. 148. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

(in 000's except per share amounts)	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002
Net earnings	$ 2,469	$ 2,895	$ 4,753	$ 5,934
Proforma compensation cost	(101)	(116)	(202)	(232)
Proforma net earnings	$ 2,368	$ 2,779	$ 4,551	$ 5,702

Proforma basic EPS	$ 0.22	$ 0.25	$ 0.42	$ 0.51

Proforma diluted EPS	$ 0.21	$ 0.25	$ 0.41	$ 0.50

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be indicative of that to be expected in future periods.

NOTE 3 - RELATED PARTY TRANSACTION

Included in Demand and Money Market Deposits at December 31, 2003 is a deposit in a money market account in the amount of $1.7 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of California First National Bancorp. The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

California First National Bancorp (the "Company") is a bank holding company. The Company has two leasing subsidiaries, Amplicon, Inc. ("Amplicon") and California First Leasing Corporation ("CFLC", collectively the "Leasing Companies") that are involved in the leasing and financing of computers, computer networks and other high technology assets. The leasing subsidiaries are also engaged in the re-marketing of leased assets at lease expiration. California First National Bank ("CalFirst Bank" or the "Bank"), another subsidiary, is an FDIC-insured national bank that gathers deposits using the telephone, the Internet and direct mail, and leases capital assets to businesses and organizations as well as provides business loans to fund the purchase of assets leased by third parties.

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

CONSOLIDATED STATEMENT OF EARNINGS ANALYSIS

          Summary -- For the second quarter ended December 31, 2003, net earnings of $2.5 million decreased $426,000, or 14.7%, compared to $2.9 million for the second quarter ended December 31, 2002. Diluted earnings per share decreased 15.4% to $0.22 per share for the second quarter of fiscal 2004 compared to $0.26 per share for the second quarter of the prior year. The results of the second quarter of fiscal 2004 reflect higher income from end-of-term transactions offset by an increase in selling, general and administrative ("SG&A") expenses and lower finance and interest income. The volume of new lease transactions booked during the second quarter of fiscal 2004 was $32.9 million, a 3.5% increase from the same quarter of the prior year.

          For the six months ended December 31, 2003, net earnings of $4.8 million decreased $1.2 million, or 19.9%, compared to the six months ended December 31, 2002. Diluted earnings per share decreased 17.3% to $0.43 for the first six months of fiscal 2004 compared to $0.52 for the same period of the prior year. The results of the first six months of fiscal 2004 reflect lower interest and finance income and higher S,G&A expenses, while income from end-of-term transactions remained flat. The volume of new lease transactions booked during the six months ended December 31, 2003 was $55.6 million, a 9.7% decrease from the same period of the prior year, as fewer lease transactions were completed during the first quarter of fiscal 2004.

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

          Net direct finance and interest income was $4.7 million for the quarter ended December 31, 2003, a $506,000, or 9.8%, decrease compared to the same quarter of the prior year. Direct finance income of $4.7 million decreased by $270,000 as a result of lower yields earned on a higher average investment in capital leases held in the Company's own portfolio. Interest income on investments declined by $183,000 due primarily to a decline in interest rates but also due to a decrease in average balances of cash and cash equivalents during the period. Interest expense on deposits was $115,000 for the second quarter of fiscal 2004 compared to $62,000 for the same quarter of the prior year, primarily reflecting an increase in average deposit balances.

          For the six months ended December 31, 2003, net direct finance and interest income was $9.3 million, a $674,000, or 6.7%, decrease compared to the same period of the prior year. Direct finance income of $9.3 million decreased by $218,000 as a result of lower yields on a higher average investment in capital leases held in our own portfolio. Interest income on investments declined by $406,000 due to the combined impact of lower yields on lower investment balances during the period. Interest expense on deposits was $180,000 for the first six months of fiscal 2003 compared to $130,000 for the same period of the prior year, reflecting an increase in average deposit balances.

          The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Quarter Ended			Six Months Ended
	December 31, 2003 vs. 2002			December 31, 2003 vs. 2002
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in capital leases	$ 654	$ (924)	$ (270)	$ 1,387	$(1,605)	$ (218)
Discounted lease rentals	(672)	(61)	(733)	(1,300)	(129)	(1,429)
Federal funds sold	15	(9)	6	13	(36)	(23)
Security held to maturity	-	-	-	(1)	-	(1)
Interest-bearing investments	(42)	(147)	(189)	(79)	(303)	(382)
	(45)	(1,141)	(1,186)	20	(2,073)	(2,053)
Interest expense
Non-recourse debt	(672)	(61)	(733)	(1,300)	(129)	(1,429)
Demand and money market deposits	9	(1)	8	12	(1)	11
Time certificates of deposit	94	(49)	45	106	(67)	39
	(569)	(111)	(680)	(1,182)	(197)	(1,379)
	$ 524	$(1,030)	$ (506)	$ 1,202	$(1,876)	$ (674)

         Discounted lease rentals and non-recourse debt offset each other, and do not contribute to the Company's net interest and finance income.

          The following tables present the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended December 31, 2003			Quarter ended December 31, 2002
(dollars in thousands) Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing investments	$ 59,271	$ 84	0.6%	$ 69,990	$ 272	1.6%
Federal funds sold	9,788	26	1.1%	5,649	20	1.4%
Security held to maturity	553	8	5.8%	571	9	6.3%
Net investment in capital leases including discounted lease rentals (1,2)	175,138	5,175	11.8%	189,886	6,179	13.0%
Total interest-earning assets	244,750	5,293	8.7%	266,096	6,480	9.7%
Other assets	30,480			27,673
	$275,230			$293,769
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and money market deposits	$ 2,124	10	1.9%	$ 351	2	2.3%
Time certificates of deposit	17,501	105	2.4%	6,909	61	3.5%
Non-recourse debt (1)	26,725	499	7.5%	58,789	1,233	8.4%
Total interest-bearing liabilities	46,350	614	5.3%	66,049	1,296	7.8%
Other liabilities	29,750			34,128
Stockholders' equity	199,130			193,592
	$275,230			$293,769
Net direct finance and interest income		$4,679	3.4%		$5,184	1.9%
Net direct finance and interest income to average interest-earning assets			7.6%			7.8%
Average interest-earning assets over average interest-bearing liabilities			528.0%			402.9%

	Six months ended December 31, 2003			Six months ended December 31, 2002
(dollars in thousands) Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing investments	$ 61,180	$ 155	0.5%	$ 71,692	$ 538	1.5%
Federal funds sold	7,862	39	1.0%	6,497	62	1.9%
Security held to maturity	553	17	6.1%	574	17	5.9%
Net investment in capital leases including discounted lease rentals (1,2)	178,575	10,523	11.8%	190,129	12,169	12.8%
Total interest-earning assets	248,170	10,734	8.7%	268,892	12,786	9.5%
Other assets	27,675			27,852
	$275,845			$296,744
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and money market deposits	$ 1,451	13	1.8%	$ 264	3	2.3%
Time certificates of deposit	13,073	167	2.5%	7,108	127	3.5%
Non-recourse debt (1)	31,326	1,217	7.8%	61,582	2,645	8.6%
Total interest-bearing liabilities	45,850	1,397	6.1%	68,954	2,775	8.1%
Other liabilities	31,549			34,638
Stockholders' equity	198,446			193,152
	$275,845			$296,744
Net direct finance and interest income		$9,337	2.6%		$10,011	1.4%
Net direct finance and interest income to average interest-earning assets			7.5%			7.4%
Average interest-earning assets over average interest-bearing liabilities			541.3%			390.0%

(1) Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $23,421,000 and $54,864,000 at December 31, 2003 and 2002, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.

(2) Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

          Provision for Lease Losses -- The Company's provision for lease losses in the second quarter and six months ended December 31, 2003 was $45,000 and $123,000, respectively, compared to $38,000 and $218,000, respectively, for the same periods of the prior fiscal year. The provision for both periods reflects a stable portfolio.

          Other Income -- Other income is a significant source of income for the Company, accounting for 48% of the Company's gross profit during the quarter ended December 31, 2003 and 43% during the second quarter of the prior year. Total other income for the quarter ended December 31, 2003 increased by $365,000, or 9.4%, to $4.2 million, compared to $3.9 million for the same quarter of the prior fiscal year. The increase in other income is primarily due to a $382,000, or 16%, increase in gain on sale of leases and leased property to $2.8 million for the second quarter of fiscal 2004 from $2.4 million for the same period of the prior year. This reflected an increase in income from a slightly higher volume of leased property sales. Operating and sales type income of $1.3 million during the second quarter of fiscal 2004 remained flat compared to the same quarter of fiscal 2003.

          For the six months ended December 31, 2003, other income accounted for 46% of the Company's gross profit compared to 45% for the comparable period of the prior fiscal year. Total other income for the first six months of both years was $8.0 million. Other income during the first six months of fiscal 2004 includes an increase in gain on sale of leases and leased property of $510,000 to $5.2 million from $4.6 million for the same period of the prior year. This primarily reflected a higher volume of leased property sales. Offsetting this increase is a decrease in operating and sales type income of $651,000 to $2.4 million during the first six months of fiscal 2004, compared to $3.1 million for the same period of fiscal 2003. This decrease was due to a lower volume of lease extensions. Other miscellaneous income increased $80,000 to $365,000 for the six months ended December 31, 2003 compared to the same period of the prior year.

           Selling, General, and Administrative Expenses -- S,G&A expenses increased by $545,000, or 13%, to $4.8 million during the second quarter of fiscal 2004 compared to $4.3 million during the second quarter of fiscal 2003. For the first six months, S,G&A expenses increased $1.29 million, or 16%, to $9.4 million from $8.2 million reported for the first six months of the prior fiscal year. The increase in S,G&A for both periods is due to higher costs related to an expansion of the sales organization that increased the average headcount by approximately 20% during the first half of fiscal 2004 compared to the comparable period of the prior year.

          Taxes -- Taxes were accrued at a tax rate of 38.5% for the six months ended December 31, 2003 and 2002, representing the estimated annual tax rate for the years ending June 30, 2004 and 2003, respectively.

FINANCIAL CONDITION ANALYSIS

Lease Portfolio Analysis

          The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. Over the past few years, the Company has funded a significantly greater percentage of new lease transactions internally. During the six months ended December 31, 2003, approximately 92% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 90% during the first six months of fiscal 2003. During the six months ended December 31, 2003, the Company's net investment in capital leases remained relatively flat at $146.3 million compared to $146.4 million at June 30, 2003. The portfolio at December 31, 2003 included an increase of $1.2 million in the net investment in lease receivables, which was offset by a $1.3 million reduction in the investment in estimated residual values.

          The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At December 31, 2003, the Company's investment in property acquired for transactions in process was $31.5 million, which related to approved lease commitments of approximately $108 million. This compared to $20.3 million invested in property acquired for transactions in process at June 30, 2003, which related to approximately $81 million of approved lease commitments. The increase was primarily due to the larger volume of lease transactions in process during the first half of fiscal 2004.

          The Company monitors the performance of all leases held in its own portfolio, transactions in process and lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to the lease. An ongoing review of all leases 10 or more days delinquent is conducted. Lessees who are delinquent with the Company or an assignee are coded in the Company's accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases will generally be discontinued when the lease becomes 90 days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non-accrual earlier if the Company has significant doubt about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee's financial condition or other relevant factors.

The following table summarizes the Company's non-performing capital leases:

	December 31, 2003	June 30, 2003
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$ 2,848	$ 3,979
Restructured leases	318	1,122
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$ 3,166	$ 5,101
Non-performing assets as % of total investment in capital leases	1.9%	3.3%

          In addition to the non-performing capital leases identified above, there was $1.1 million of investment in capital leases at December 31, 2003 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $2.8 million at June 30, 2003. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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

Six months ended December 31,
(dollars in thousands)	2003	2002
Allowance for lease losses at beginning of period	$ 4,213	$ 5,424
Charge-off of lease receivables	(7)	(522)
Recovery of amounts previously written off	19	110
Provision for lease losses	123	218
Allowance for lease losses at end of period	$ 4,348	$ 5,230

Net investment in capital leases at end of period	$150,691	$138,747
Allowance for lease losses as percent of net investment in capital leases at end of period	2.9%	3.8%

          The allowance for lease losses increased to $4.3 million (2.9% of net investment in capital leases) at December 31, 2003 from $4.2 million (2.8% of net investment in capital leases) at June 30, 2003. This allowance consisted of $2.1 million allocated to specific accounts and $2.2 million that was unallocated. The change in the allowance at December 31, 2003 primarily relates to a decrease in specific reserves as the Company's exposure to certain credits has decreased. The Company considers the allowance for doubtful accounts of $4.3 million at December 31, 2003 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process will not require significant increases in the allowance for loan and lease losses. Among other factors, an economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

          The Company funds its operating activities through internally generated funds, non-recourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are occasionally financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2003, the Company had outstanding non-recourse debt aggregating $23.4 million relating to property under capital leases. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

          During the first six months of fiscal 2004, CalFirst Bank has more actively sought to raise deposits to fund its investment in capital leases. Deposits totaled $20.8 million at December 31, 2003, compared to $7.6 million at June 30, 2003. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2003 and 2002:

	Six months ended December 31,
	2003		2002
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$ 556	n/a	$ 561	n/a
Interest-bearing demand deposits	55	0.50%	19	0.50%
Money market deposits	1,396	1.88%	244	2.19%
Time certificates of deposit less than $100,000	8,550	2.44%	4,495	3.52%
Time certificates of deposit, $100,000 or more	$4,522	2.69%	$2,613	3.62%

          In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the six months ended December 31, 2003 the Company did not purchase any shares. As of January 31, 2004, 612,956 shares remain available under this authorization.

          At December 31, 2003, the Company's cash and cash equivalents were $66.3 million. The need for cash used for operating activities will increase as the Company's business expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing activities, and assignments (on a non-recourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

          Stockholders' equity at December 31, 2003 was $200.0 million, or 73% of total assets, compared to $197.3 million, or 71% of total assets, at June 30, 2003. At December 31, 2003, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

          Inflation has not had a significant impact upon the operations of the Company.

FORWARD LOOKING STATEMENTS

          This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Factors that might affect forward-looking statements include, among other things:

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

  The conditions of the securities markets could change, adversely affecting certain lessees and the value or credit quality of the Company's assets, or the availability and terms of non-recourse financing obtained to complete certain lease transactions;

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

          As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended December 31, 2003. The report filed on October 22, 2003 related to the release of the Company's earnings for the quarter ended September 30, 2003.

(a) Exhibits

Exhibit	Description	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Excutive Officer	17
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	18
32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	19

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: February 2, 2004	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)