Form 10-Q
period 2004-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2004-04-30
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31 , 2004
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
Yes ☐ No ☒
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of April 23, 2004 was 11,037,725.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)
	March 31, 2004	June 30, 2003

ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$ 55,745	$ 61,285
Federal funds sold and securities purchased under agreements to resell	6,740	6,055

Total cash and cash equivalents	62,485	67,340
Securities held to maturity	1,783	553
Net receivables	3,564	1,964
Property acquired for transactions in process	27,731	20,287
Net investment in capital leases	154,681	146,396
Net equipment on operating leases	146	83
Other assets	2,324	2,012
Discounted lease rentals assigned to lenders	21,126	40,056

	$ 273,840	$ 278,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 1,264	$ 1,598
Accrued liabilities	3,946	3,311
Demand and money market deposits	1,894	1,167
Time certificates of deposit	19,657	6,427
Lease deposits	5,281	6,470
Non-recourse debt	21,126	40,056
Deferred income taxes -- including income taxes payable	18,147	22,385

	71,315	81,414

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,036,725 (March 2004) and 10,933,509 (June 2003) issued and outstanding	111	109
Additional paid in capital	2,463	1,449
Retained earnings	199,951	195,719

	202,525	197,277

	$ 273,840	$ 278,691

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (thousands, except for per share amounts)
	Three months ended March 31,		Nine months ended March 31,

	2004	2003	2004	2003

Direct finance income	$ 4,816	$ 5,105	$ 14,122	$ 14,629
Interest and investment income	223	190	435	807

Total direct finance and interest income	5,039	5,295	14,557	15,436
Interest expense on deposits	118	55	298	184
Provision for lease losses	41	120	164	338

Net direct finance and interest income after provision for lease losses	4,880	5,120	14,095	14,914

Other income
Operating and sales type lease income	1,757	1,879	4,201	4,975
Gain on sale of leases and leased property	2,486	1,176	7,636	5,816
Other income	409	183	774	468

Total other income	4,652	3,238	12,611	11,259

Gross profit	9,532	8,358	26,706	26,173
Selling, general and administrative expenses	5,028	4,639	14,474	12,805

Earnings before income taxes	4,504	3,719	12,232	13,368
Income taxes	1,734	1,432	4,709	5,147

Net earnings	$ 2,770	$ 2,287	$ 7,523	$ 8,221

Basic earnings per common share	$ .25	$ .21	$ .69	$ .74

Diluted earnings per common share	$ .25	$ .21	$ .67	$ .73

Dividends declared per common share outstanding	$ .10	$ .04	$ .30	$ .12

Weighted average common shares outstanding	10,998	10,993	10,956	11,070

Diluted common shares outstanding	11,248	11,138	11,155	11,291

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
	Nine months ended March 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 7,523	$ 8,221
Adjustments to reconcile net earnings to cash flows used for operating activities:
Depreciation	155	115
Sale of leased property previously on operating leases	20	9
Interest accretion of estimated unguaranteed residual values	(1,296)	(1,515)
Decrease in estimated unguaranteed residual values	5,773	4,944
Provision for lease losses	164	338
Net decrease in deferred income taxes, including income taxes payable	(4,238)	(925)
Net (increase) decrease in net receivables	(1,600)	5,506
Decrease in income taxes receivable	-	1,142
Net (increase) decrease in property acquired for transactions in process	(7,444)	1,118
Net increase (decrease) in accounts payable and accrued liabilities	303	(1,050)
Decrease in lease deposits	(1,189)	(765)

Net cash (used for) provided by operating activities	(1,829)	17,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(9,688)	(24,464)
Purchase of leased property on operating leases	(238)	(253)
Purchase of securities held-to-maturity	(1,234)	-
Proceeds from sale of security held to maturity	4	23
Net increase in other assets	(313)	(849)
Increase in estimated unguaranteed residual values recorded on leases	(3,238)	(2,243)

Net cash used for investing activities	(14,707)	(27,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	13,229	(929)
Net increase (decrease) in demand and money market deposits	727	(778)
Payments to repurchase common stock	-	(3,000)
Dividends to stockholders	(3,291)	(1,327)
Proceeds from exercise of stock options	1,016	194

Net cash provided by (used for) financing activities	11,681	(5,840)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,855)	(16,488)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,340	88,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,485	$71,905

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	($18,930)	($26,051)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$ 298	$ 245

Income taxes	$ 8,946	$ 4,900

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2004 and the statements of earnings and cash flows for the three and nine-month periods ended March 31, 2004 and 2003. The results of operations for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2004.

Certain reclassifications have been made to the fiscal 2003 financial statements to conform with the presentation of the third quarter of fiscal 2004 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At March 31, 2004, the Company had two stock option plans, which are more fully described in Note 1 in the Company's 2003 Annual Report on Form 10-K. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148") the Company adopted the disclosure requirements of SFAS No. 148. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(in 000's except per share amounts)	Three months ended March 31,		Nine months ended March 31,

	2004	2003	2004	2003
Net earnings	$ 2,770	$ 2,287	$ 7,523	$ 8,221
Pro forma compensation cost	(108)	(111)	(324)	(333)
Pro forma net earnings	$ 2,662	$ 2,176	$ 7,199	$ 7,888

Pro forma basic EPS	$ 0.24	$ 0.20	$ 0.66	$ 0.71

Pro forma diluted EPS	$ 0.24	$ 0.20	$ 0.65	$ 0.70

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

The Company's direct finance income includes interest income earned on the Company's investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Income from operating leases generally involves the re-lease of off-lease property.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new lease bookings, the volume and profitability of leased property being re-marketed through re-lease or sale, variations in the mix of lease bookings, the size and credit quality of the lease portfolio, interest rates and economic conditions in general. The Company has a low level of interest-bearing liabilities (less than 14% of its investment in capital leases), and therefore, reductions in interest rates in general can reduce the yield earned on the investment in lease receivables and on the investment in securities and other interest earning assets with less offsetting benefit from lower interest expense.

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

CONSOLIDATED STATEMENT OF EARNINGS ANALYSIS

          Summary -- For the third quarter ended March 31, 2004, net earnings of $2.8 million increased $483,000, or 21.1%, compared to $2.3 million for the third quarter ended March 31, 2003. Diluted earnings per share increased 19.1% to $0.25 per share for the third quarter of fiscal 2004 compared to $0.21 per share for the third quarter of the prior year. The results of the third quarter of fiscal 2004 reflect higher income from end-of-term transactions offset by an increase in selling, general and administrative ("SG&A") expenses and lower direct finance and interest income. The volume of new lease transactions booked during the third quarter of fiscal 2004 was $40.8 million, a 39.8% increase from the same quarter of the prior year.

          For the nine months ended March 31, 2004, net earnings of $7.5 million decreased $698,000, or 8.5%, compared to the nine months ended March 31, 2003. Diluted earnings per share decreased 8.2% to $0.67 for the first nine months of fiscal 2004 compared to $0.73 for the same period of the prior year. The results of the first nine months of fiscal 2004 were impacted by higher S,G&A expenses along with lower interest and direct finance income, offset by higher income from end-of-term transactions. The volume of new lease transactions booked during the nine months ended March 31, 2004 was $97.0 million, a 6.8% increase from the same period of the prior year.

          Net Direct Finance and Interest Income -- Net direct finance and interest income is the difference between (1) interest earned on the investment in capital leases, securities and other interest earning investments and (2) interest paid on deposits or other borrowings. Net direct finance and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

          Net direct finance and interest income was $4.9 million for the quarter ended March 31, 2004, a $319,000, or 6.1%, decrease compared to the same quarter of the prior year. Direct finance income of $4.8 million decreased by $289,000 as a result of lower yields earned on a higher average investment in capital leases held in the Company's own portfolio. Interest and investment income increased by $33,000 due primarily to an improvement in investment performance, offset slightly by a decrease in average balances of cash and cash equivalents during the period. Interest expense on deposits was $118,000 for the third quarter of fiscal 2004 compared to $55,000 for the same quarter of the prior year, primarily reflecting an increase in average deposit balances.

          For the nine months ended March 31, 2004, net direct finance and interest income was $14.3 million, a $993,000, or 6.5%, decrease compared to the same period of the prior year. Direct finance income of $14.1 million decreased by $507,000 as a result of lower yields on a higher average investment in capital leases held in our own portfolio. Interest and investment income declined by $372,000 due to the combined impact of lower interest rates, the impact of volatility in short term interest rates during the first six months of the fiscal year, and lower investment balances held during the period. Interest expense on deposits was $298,000 for the first nine months of fiscal 2004, compared to $184,000 for the same period of the prior year, reflecting an increase in average deposit balances.

          The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Quarter Ended			Nine Months Ended
	March 31, 2004 vs. 2003			March 31, 2004 vs. 2003
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in capital leases	$ 348	$ (637)	$ (289)	$ 723	$ (1,230)	$ (507)
Discounted lease rentals	(578)	(73)	(651)	(1,566)	(514)	(2,080)
Federal funds sold	8	(3)	5	38	(55)	(17)
Securities held to maturity	14	-	14	17	(3)	14
Interest-bearing investments	(25)	39	14	(61)	(308)	(369)
	(233)	(674)	(907)	(849)	(2,110)	(2,959)
Interest expense
Non-recourse debt	(578)	(73)	(651)	(1,566)	(514)	(2,080)
Demand and money market deposits	9	2	11	25	(3)	22
Time certificates of deposit	92	(40)	52	216	(124)	92
	(477)	(111)	(588)	(1,325)	(641)	(1,966)
	$ 244	$ (563)	$ (319)	$ 476	$ (1,469)	$ (993)

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

	Quarter ended March 31, 2004			Quarter ended March 31, 2003
(dollars in thousands) Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing investments	$ 55,349	$ 181	1.3%	$ 65,057	$ 168	1.0%
Federal funds sold	8,040	19	0.9%	5,083	14	1.1%
Securities held to maturity	1,477	22	6.0%	560	8	5.7%
Net investment in capital leases including discounted lease rentals (1,2)	174,060	5,215	12.0%	191,559	6,156	12.9%
Total interest-earning assets	238,926	5,437	9.1%	262,259	6,346	9.7%
Other assets	34,423			22,189
	$273,349			$284,448
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and money market deposits	$ 2,560	12	1.9%	$ 231	1	1.8%
Time certificates of deposit	18,170	105	2.3%	6,732	54	3.3%
Non-recourse debt (1)	22,223	399	7.2%	49,411	1,051	8.5%
Total interest-bearing liabilities	42,953	516	4.8%	56,374	1,106	7.8%
Other liabilities	29,250			33,321
Stockholders' equity	201,146			194,753
	$273,349			$284,448
Net direct finance and interest income		$4,921	4.3%		$5,240	1.9%
Net direct finance and interest income to average interest-earning assets			8.2%			8.0%
Average interest-earning assets over average interest-bearing liabilities			555.9%			465.2%

	Nine months ended March 31, 2004			Nine months ended March 31, 2003
(dollars in thousands) Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing investments	$ 59,464	$ 337	0.8%	$ 69,204	$ 706	1.4%
Federal funds sold	7,595	59	1.0%	5,967	76	1.7%
Securities held to maturity	922	39	5.6%	569	26	6.1%
Net investment in capital leases including discounted lease rentals (1,2)	177,650	15,738	11.8%	190,666	18,325	12.8%
Total interest-earning assets	245,631	16,173	8.8%	266,406	19,133	9.6%
Other assets	29,416			25,728
	$275,047			$292,134
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and money market deposits	$ 1,818	26	1.9%	$ 253	4	2.1%
Time certificates of deposit	14,760	272	2.5%	6,993	181	3.4%
Non-recourse debt (1)	28,476	1,616	7.6%	57,018	3,696	8.6%
Total interest-bearing liabilities	45,054	1,914	5.7%	64,264	3,881	8.1%
Other liabilities	30,619			34,117
Stockholders' equity	199,374			193,753
	$275,047			$292,134
Net direct finance and interest income		$14,259	3.1%		$15,252	1.5%
Net direct finance and interest income to average interest-earning assets			7.7%			7.6%
Average interest-earning assets over average interest-bearing liabilities			545.1%			414.5%

(1) Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $21,126 and $46,703 at March 31, 2004 and 2003, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.

(2) Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

          Provision for Lease Losses -- The Company's provision for lease losses in the third quarter and nine months ended March 31, 2004 was $41,000 and $164,000, respectively, compared to $120,000 and $338,000, respectively, for the same periods of the prior fiscal year. The provision for both periods declined, as the overall level of reserves required against problem leases did not increase during the periods. This stability largely relates to continued paydown on existing problem leases, along with no significant new problem leases identified.

          Other Income -- Other income is a significant source of income for the Company, accounting for 49% of the Company's gross profit during the quarter ended March 31, 2004 and 39% during the third quarter of the prior year. Total other income for the quarter ended March 31, 2004 increased by $1.4 million, or 43.7%, to $4.7 million, compared to $3.2 million for the same quarter of the prior fiscal year. The increase in other income of $1.4 million is primarily due to a $1.3 million increase in gain on sale of leases and leased property to $2.5 million for the third quarter of fiscal 2004 from $1.2 million for the same period of the prior year. This included a significant growth in gains on the sale of leased property, which resulted in part from a higher volume of lease terminations during the quarter as compared to the prior year. Operating and sales type income of $1.8 million during the third quarter of fiscal 2004 remained flat when compared to the same quarter of fiscal 2003. Other income increased $226,000 to $409,000 for the quarter ended March 31, 2004, reflecting in part fees related to leases originated in prior periods but not completed.

          For the nine months ended March 31, 2004, other income accounted for 47% of the Company's gross profit compared to 43% for the comparable period of the prior fiscal year. Total other income for the nine months ended March 31, 2004 increased $1.3 million, or 12.0%, to $12.6 million, compared to $11.3 million for the same period of the prior fiscal year. Other income during the first nine months of fiscal 2004 includes an increase in gain on sale of leases and leased property of $1.8 million to $7.6 million from $5.8 million for the same period of the prior year. This primarily reflected a higher volume of leased property sales. Offsetting this increase is a decrease in operating and sales type income of $774,000 to $4.2 million during the first nine months of fiscal 2004, compared to $5.0 million for the same period of fiscal 2003. This decrease was due to a lower volume of lease extensions. Other income increased $306,000 to $774,000 for the nine months ended March 31, 2004, reflecting in part fees related to leases originated in prior periods and not completed.

           Selling, General, and Administrative Expenses -- S,G&A expenses increased by $389,000, or 8.4%, to $5.0 million during the third quarter of fiscal 2004 compared to $4.6 million during the third quarter of fiscal 2003. For the first nine months, S,G&A expenses increased $1.7 million, or 13%, to $14.5 million from $12.8 million reported for the first nine months of the prior fiscal year. The increase in S,G&A for both periods is due to higher costs related to the development of the organization, including higher salary, benefit and training expenses, and expanded marketing programs.

          Taxes -- Taxes were accrued at a tax rate of 38.5% for the nine months ended March 31, 2004 and 2003, representing the estimated annual tax rate for the years ending June 30, 2004 and 2003, respectively.

FINANCIAL CONDITION ANALYSIS

Lease Portfolio Analysis

          The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. Over the past few years, the Company has funded a significantly greater percentage of new lease transactions internally. During the nine months ended March 31, 2004 and 2003, approximately 89% and 92%, respectively, of the total dollar amount of new leases booked by the Company were held in its own portfolio. During the nine months ended March 31, 2004, the Company's net investment in capital leases increased $8.3 million to $154.7 million compared to $146.4 million at June 30, 2003. The portfolio at March 31, 2004 included an increase of $9.5 million in the net investment in lease receivables, which was offset by a $1.2 million reduction in the investment in estimated residual values.

          The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process. The lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances. At March 31, 2004, the Company's investment in property acquired for transactions in process was $27.7 million, which related to approved lease commitments of approximately $80 million. This compared to $20.3 million invested in property acquired for transactions in process at June 30, 2003, which related to approximately $81 million of approved lease commitments. The increase was primarily due to the larger volume of lease transactions in process during the first nine months of fiscal 2004.

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

The following table summarizes the Company's non-performing capital leases:

	March 31, 2004	June 30, 2003
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$ 2,771	$ 3,979
Restructured leases	480	1,122
Leases past due 90 days (other than above)	213	-
Total non-performing capital leases	$ 3,464	$ 5,101
Non-performing assets as % of total investment in capital leases	2.0%	3.3%

          In addition to the non-performing capital leases identified above, there was $2.1 million of investment in capital leases at March 31, 2004 which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations. This compared with $2.8 million at June 30, 2003. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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

Nine months ended March 31,
(dollars in thousands)	2004	2003
Allowance for lease losses at beginning of period	$ 4,213	$ 5,424
Charge-off of lease receivables	(105)	(592)
Recovery of amounts previously written off	121	283
Provision for lease losses	164	338
Allowance for lease losses at end of period	$ 4,393	$ 5,453

Net investment in capital leases at end of period	$159,074	$146,742
Allowance for lease losses as percent of net investment in capital leases at end of period	2.8%	3.7%

          The allowance for lease losses increased to $4.4 million (2.8% of net investment in capital leases) at March 31, 2004 from $4.2 million (2.8% of net investment in capital leases) at June 30, 2003. This allowance consisted of $2.3 million allocated to specific accounts and $2.1 million that was unallocated. The change in the allowance at March 31, 2004 compared to June 30, 2003 largely relates to payments received along with no significant new problem leases identified. The Company considers the allowance for doubtful accounts of $4.4 million at March 31, 2004 adequate to cover losses specifically identified as well as losses inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for loan and lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Securities Held to Maturity

          The amortized cost, fair value, and carrying value of securities held to maturity at March 31, 2004 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Mortgage-backed securities	$ 1,230	$ -	$ (4)	$ 1,226	$ 1,230
Other	553	-	-	553	553
	$ 1,783	$ -	$ (4)	$ 1,779	$ 1,783

Liquidity and Capital Resources

          The Company funds its operating activities through internally generated funds, non-recourse debt and bank deposits. The Leasing Companies' capital expenditures for leased property purchases are occasionally financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2004, the Company had outstanding non-recourse debt aggregating $21.1 million relating to property under capital leases. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

          During the first nine months of fiscal 2004, CalFirst Bank has more actively sought to raise deposits to fund its investment in capital leases. Deposits totaled $21.6 million at March 31, 2004, compared to $7.6 million at June 30, 2003. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2004 and 2003:

	Nine months ended March 31,
	2004		2003
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$ 611	n/a	$513	n/a
Interest-bearing demand deposits	54	0.50%	20	0.49%
Money market deposits	1,764	1.06%	233	2.05%
Time certificates of deposit less than $100,000	11,649	2.40%	4,345	3.41%
Time certificates of deposit, $100,000 or more	$6,521	2.56%	$2,648	3.50%

          In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the nine months ended March 31, 2004 the Company did not purchase any shares. As of April 23, 2004, 612,956 shares remain available under this authorization.

          At March 31, 2004, the Company's cash and cash equivalents were $62.5 million. The need for cash used for operating activities will increase as the Company's business expands. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing activities, and assignments (on a non-recourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

          Stockholders' equity at March 31, 2004 was $202.5 million, or 74% of total assets, compared to $197.3 million, or 71% of total assets, at June 30, 2003. At March 31, 2004, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

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

          As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed during the three months ended March 31, 2004. The report filed on January 21, 2004 related to the release of the Company's earnings for the quarter ended December 31, 2003.

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
California First National Bancorp
Registrant
DATE: April 30, 2004	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)