Form 10-K
period 2004-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2004-09-27
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2004
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________	to	_______________
Commission File number 0-15641
CALIFORNIA FIRST NATIONAL BANCORP (Exact name of registrant as specified in its charter)
California			33-0964185
(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)
18201 Von Karman Avenue, Suite 800 Irvine, CA			92612
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(949) 255-0500
Securities registered pursuant to Section 12(b) of the Act:			None
Securities registered pursuant to Section 12(g) of the Act:			Common Stock
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
Yes                                          No                 X

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 31, 2003 was $46,558,403.
Number of shares outstanding as of September 17, 2004: Common Stock 11,046,725 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2004.

PART I

ITEM 1. BUSINESS

      California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with leasing and bank subsidiaries. The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”. The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.

      The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies. CalFirst Bank gathers deposits using the telephone, the Internet, and direct mail from a centralized location.

Forward-Looking Statements

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

  Over the past three years, the Company's subsidiaries have retained an increasing number of lease transactions in their own portfolios which has increased the Company's exposure to credit risk;
  CalFirst Bank may not attract or retain sufficient deposits at attractive interest rates to fund its lease portfolio, and therefore could require additional investment by the Company and produce lower lease growth;

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

Leasing Activities

        The Company leases most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The leases are structured individually and can provide end-of-term options to accommodate a variety of our customers’ objectives. Approximately 56% and 64% of the leases originated in fiscal 2004 and 2003, respectively, involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Other major property groups included furniture and fixtures, manufacturing equipment, telecommunications systems and medical equipment.

       Computer Systems. Advances in technology, including the rapidly expanding capabilities of personal computer systems and the Internet, have led to continued demand for more powerful computer servers and communications networks. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products. Computer networks generally range in cost from $100,000 to $3,000,000. The leased property is used primarily by middle-market companies for centralized data processing, by subsidiaries and divisions of large companies to supplement mainframe computer systems, and by non-profit associations and institutions.

        The computer systems and network products leased are manufactured by Apple Computers, Inc. (“Apple”), Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Gateway, Inc. (“Gateway”), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), and Sun Microsystems, Inc. (“Sun”), among many others.

       Software. Specialized application software packages and operating system software products represent an increasing portion of property leased. These application software packages typically range in cost from $50,000 to $1,000,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. The software leased is acquired from vendors such as Microsoft Corporation, Oracle Corporation, J.D. Edwards & Company, Jenzabar, Inc., Parametric Technology Corporation, PeopleSoft, Inc., Geac Computer Corporation Limited, MSC.Software Corporation, and SAP AG, among many others.

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

       Production Equipment and Other Personal Property. Leased property also includes technology-related manufacturing and distribution management systems that include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. In addition, a wide variety of personal property in the “non-high technology” area, including machine tools, trucks and office furniture are also leased.

       Marketing Strategy

        The Company’s subsidiaries market through centralized marketing programs and direct delivery channels, including the telephone, the Internet, facsimile and express mail. The marketing programs include a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and an in-house computer and telecommunications system. The marketing programs have been augmented through the development of interactive web sites that enable prospective customers to review a lease agreement, calculate lease payments and submit a credit application on-line.

        The Company believes that a centralized marketing program is more cost effective than field sales representatives. Marketing through the telephone or the Internet, rather than through field sales representatives, has enabled us to limit selling, general and administrative expenses and allows the Company to offer more competitive lease rates to customers.

       Potential customers are identified through a variety of methods. Lists of target market participants and computer users are purchased from private sources, direct mail and telephone campaigns are conducted to generate sales leads, and proprietary records of contacts made with potential customers are maintained by sales professionals. Prospect management software is utilized to enhance the productivity of the sales force. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers. As potential customers are contacted, the database is updated and supplemented with information about what computer and other property they are using, related lease expiration dates and any future system needs or replacement plans. The database allows sales professionals to efficiently identify the most likely purchaser or lessee of capital assets and to concentrate efforts on these prospective customers.

        The databases, combined with the respective prospect management software and an integrated in-house telecommunications system, permit sales management to monitor account executive activity, daily prospect status and pricing information. The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible to be responsive to customers and prospects.

       Capital Leases

        Leases are generally for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Leasing Companies or the Bank retain ownership of the property they lease, and in the event of default by the lessee, they, or the lender to whom the lease may have been assigned, may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the original lessee does not exercise the purchase option, once the leased property is returned, the Leasing Companies or CalFirst Bank will seek to sell the leased property. The terms of the software leases are substantially similar to equipment leases.

        The Leasing Companies and CalFirst Bank conduct their leasing business in a manner designed to minimize risk, however, they are subject to risks through their investment in lease receivables held in their own portfolio, lease transactions in process, and residual investments. The Leasing Companies and CalFirst Bank do not purchase leased property until they have received a binding non-cancelable lease from the customer. A portion of the Leasing Companies’ lease originations are discounted to banks or finance companies, including CalFirst Bank, on a non-recourse basis at fixed interest rates that reflect the customers' financial condition. The lender to which a lease has been assigned has no recourse against the Leasing Companies, unless the Leasing Companies are in default under the terms of the agreement by which the lease was assigned. The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, the Leasing Companies may not realize their residual investment in the leased property.

       Lease Portfolio

        Over the past few years, the Company has pursued a strategy of retaining lease transactions in its own portfolios. During the fiscal years ended June 30, 2004, 2003 and 2002, 88%, 91% and 71%, respectively, of the total dollar amount of new leases completed by the Company’s subsidiaries were retained in the Company’s portfolios. Approximately 12% and 9% for fiscal years 2004 and 2003, respectively, of such leases were discounted to unaffiliated financial institutions, compared to 29% in fiscal 2002. Approximately 8% and 16% of the new leases booked by the Leasing Companies were assigned to CalFirst Bank during fiscal 2004 and 2003, respectively.

        The Leasing Companies apply a portfolio management system intended to develop portfolios with different risk/reward profiles. Each lease transaction held by the Leasing Companies must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio. Through the use of non-recourse financing, the Leasing Companies avoid risks that do not meet their risk/reward requirements. Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions. At June 30, 2004, 2003, and 2002, the discounted minimum lease payments receivable related to leases retained in the Leasing Companies’ portfolio amounted to $99.9 million, $100.3 million and $89.4 million, respectively. Such amounts represented 71%, 76% and 87% of the Company’s total investment in discounted lease payments receivable at June 30, 2004, 2003 and 2002, respectively.

       The Bank’s strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank’s loan committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2004 and 2003, the Bank’s investment in discounted lease payments receivable amounted to $41.7 million and $32.3 million, or 29% and 24%, respectively, of the Company’s total portfolio. Of such amounts, approximately 71% and 63%, respectively, represented leases originated directly by the Bank.

       Through its lease purchase operations, the Bank purchases lease receivables on a non-recourse basis at fixed interest rates that reflect the proposed lessee's financial condition and current market conditions. The Bank does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and held, that liens have been perfected, and legal documentation has been filed as appropriate. Pursuant to the Bank’s operating plan approved by regulators, no more than 50% of its lease portfolio will represent purchases of lease receivables from the Leasing Companies.

       The Leasing Companies and the Bank often make payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated to make rental payments during the period that the transaction is in process, and generally is obligated to reimburse the Leasing Companies or the Bank for all disbursements under certain circumstances. At June 30, 2004, 2003, and 2002, the Company’s total investment in property acquired for transactions in process amounted to $30.5 million, $20.3 million and $20.6 million, respectively. Of such amounts, approximately 76%, 93% and 86% related to the Leasing Companies, with the balance held by CalFirst Bank.

       Credit Risk Management

       The Company's strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The strategy also emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases while minimizing the risk to any one area.

       The day-to-day management and oversight of the Leasing Companies' portfolios is conducted by an Asset Management ("AM") group that reports directly to the Chief Financial Officer. The AM group monitors the performance of all leases held in the Leasing Companies' portfolio, transactions in process as well as lease transactions assigned to lenders, if the Leasing Companies retain a residual investment in the leased property subject to the lease. The AM group conducts an ongoing review of all leases 10 or more days delinquent. The AM group contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date. In the event that payment is not then received, senior management is involved. Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained. At 90 days past due, leases generally will be placed on non-accrual status such that interest income related to the lease no longer accretes into income.

       The Bank internally funds all Bank originations and lease purchases, and consequently, the Bank retains the credit risk on such leases. The Bank's credit process includes a policy of classifying all leases in accordance with a risk rating classification system approved by its primary regulator, monitoring changes in the risk ratings of leases, identification of problem leases and special procedures for the collection of problem leases. The AM group at the Leasing Companies provides servicing to the Bank. The Leasing Companies, as servicer, and the Bank maintain a delinquency reporting and monitoring system to identify potential problems in the lease portfolio early and address them in a timely manner.

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

       Allowance for Losses on Leases

       The allowance for losses on leases is an estimate of probable and assessable losses in the Company's lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management's judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio. The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company's Audit Committee and Board of Directors regarding overall asset quality, problem leases and the adequacy of valuation allowances.

       The Company individually analyzes the carrying value of each non-performing or problem lease to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease. An analysis of the remaining portfolio is conducted and available reserves are compared to the Company's total exposure, recent loss experience and current and anticipated economic conditions in the market. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease portfolio. This is due to several factors including inherent delays in obtaining information regarding a lessee's financial condition or change in business conditions; the judgmental nature of individual lease evaluations and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for leases, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as unallocated allowance. The level of such unallocated reserve is determined based on a review of prior years' loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

       Bank management reports monthly to the Bank's Board of Directors regarding overall asset quality, the adequacy of valuation allowances and adherence to policies and procedures regarding asset classification and valuation. A key component to the evaluation is the internal lease classification process. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by regulators who can order the establishment of additional loss allowances. As of June 30, 2004 and 2003, the Bank did not have any non-performing leases.

Banking Operations

       The Bank is focused on gathering deposits from depositors nationwide for the primary purpose of funding its investment in capital leases. The Bank's strategy is to be a low cost producer through marketing its products and services directly to end-users. The Bank believes that its operating costs generally will be lower than those of traditional "bricks and mortar" banks because it does not have the expense of a traditional branch network to generate deposits and conduct operations.

       Deposit Products

       The Bank's deposits have been gathered primarily through the Internet and print advertisements in its local market. Other strategies to identify depositors are through direct mail, telephone campaigns, purchase of leads from private sources and more extensive print advertisements. The Bank offers two types of interest-bearing checking accounts, savings accounts and three (3) month to three (3) year certificates of deposit ("CDs") to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank's lease portfolio. With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk. The Bank generally offers interest rates on deposit accounts that are higher than the national average.

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

Investments

       In addition to leases, the Company had total investments, which includes interest-bearing deposits with banks, money market securities, federal funds sold, Federal Reserve Bank stock and other investments of $68.8 million at June 30, 2004, compared to $67.3 million at June 30, 2003. The Company is also authorized to invest in high-quality United States agency obligations, mortgage pool securities, and investment grade corporate bonds

Customers

       Leasing customers are primarily middle-market companies, subsidiaries and divisions of Fortune 1000 companies and organizations and institutions located throughout the United States with credit ratings acceptable to the Leasing Companies, CalFirst Bank or unaffiliated lenders providing non-recourse loans. The Company does not believe that the loss of any one customer would have a material adverse effect on all of its operations taken as a whole.

       The Bank's deposit customers are individuals from across the nation who place a substantial portion of their savings in safe, often government-insured, investments and businesses who spread their liquid investments among a breadth of banks in order to secure that they are government insured. Such depositors are seeking to maximize their interest income and, therefore, are more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

Competition

       The Company competes for the lease financing of capital assets with other independent leasing companies, commercial finance companies, banks and other financial institutions, credit companies affiliated with equipment manufacturers, such as IBM, Dell, and HP, and equipment brokers and dealers. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than the Company. The Company believes that the principal competitive factors are rate, responsiveness to customer needs, flexibility in structuring lease financing arrangements, financial technical proficiency and the offering of a broad range of lease financing options. The level of competition varies depending upon market and economic conditions, the interest rate environment, and availability of capital. Competition has increased in recent years as developments in the capital markets, and particularly the expansion of the securitization market, has increased access to capital to certain lenders that offer aggressive lease rates. Competition has also been heightened as credit companies affiliated with manufacturers have become more aggressive with respect to the financing terms offered.

       The Bank competes with other banks and financial institutions to attract deposits. As a new entity, the Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the continued development of Internet banking.

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

       The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations. The primary concern of banking regulation is "Safety and Soundness" with an emphasis on asset quality and capital adequacy. These laws and regulations also encompasses a broad range of other regulatory concerns including insider transactions, the adequacy of the reserve for lease losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The FRB routinely examines the Company, which exam includes the Leasing Companies. The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. Many of these laws and regulations have undergone significant change in recent years. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

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

       In December 2002, the FRB approved Regulation W ("Reg. W"), which implements, interprets and applies statutory provision in sections 23A and 23B, and became effective April 1, 2003. Under Reg. W, a bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate if 1) the extension of credit was originated by the affiliate; 2) the bank makes an independent evaluation of the creditworthiness of the borrower and commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; 3) the bank does not make a blanket advance commitment to purchase loans from the affiliate and 4) the dollar amount of all purchases over any 12 month period by the bank from an affiliate does not represent more than 50% of that affiliate's credit extensions during such period. The Company believes the Bank's purchase of lease receivables from the Leasing Companies conform to the requirements of Reg. W. In addition, the Company has agreed with the FRB that the Bank's purchase of leases from the Leasing Companies will not exceed 50% of the Bank's lease portfolio.

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

       In connection with its approval of the Company's purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. These commitments included: (i) the Bank and the Company entering into a binding written agreement setting forth the Company's obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank's Board of Directors executing a binding written agreement with the OCC setting forth certain actions that the Bank would take if the Bank did not achieve certain operating results; (iii) during the first three years of operation, or until the Bank has reported four consecutive quarters of minimum acceptable profitability, the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; (iv) the Company must comply with Reg. W; and (v) the Bank's purchases of leases from affiliates will represent no more than 50% of the Bank's lease portfolio. Fiscal 2004 was the third year of the Bank's operations, and during such time, the Bank did not report four consecutive quarters of minimum acceptable profitability, which the OCC defined as net income in excess of $100,000 in each quarter. At the request of the OCC, the Bank has submitted a forecast for fiscal 2005 to the OCC that shows that the Bank expects to achieve four consecutive quarters of minimum profitability during fiscal 2005.

       Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2004 and 2003, the Company exceeded all these requirements.

       The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. As a condition of the approval to commence banking operations, for the first three years of the Bank's existence, the Bank is required to maintain a Tier 1 capital to adjusted total assets ratio, or leverage ratio, of not less than 8%. At June 30, 2004 and 2003, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

       Under the Community Reinvestment Act ("CRA"), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. CalFirst Bank is designated as a wholesale institution for CRA purposes. To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test. This includes an assessment of the level and nature of the Bank's community development lending, investments and services. The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank's record of meeting the credit needs of its community. The CRA also requires that the Bank publicly disclose their CRA ratings. During fiscal 2004, CalFirst Bank was subjected to its first CRA examination and received a "satisfactory" rating on the CRA performance evaluation.

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

Employees

       The Company and its subsidiaries, as of June 30, 2004, had 197 employees, including 130 sales managers and account executives and 23 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

Available Information

       Our Internet address is www.calfirstbancorp.com. There we make available by link to the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Information section of our Web site. Our Corporate Governance Guidelines and our Code of Ethics for Senior Financial Management are available for viewing and printing under the Corporate Governance section of our Internet site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC and is not incorporated by reference herein.

ITEM 2. PROPERTIES

       At June 30, 2004, the Company and its subsidiaries occupied approximately 43,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $75,060 from July 2004 through August 2009.

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
                     AND ISSUER PURCHASES OF EQUITY SECURITIES

       The common stock of California First National Bancorp trades on the NASDAQ National Market System under the symbol CFNB. The following high and low closing sale prices for the periods shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

	For the years ended
	June 30, 2004		June 30, 2003
	High	Low	High	Low
First Quarter	$12.08	$ 9.50	$17.03	$10.96
Second Quarter	14.25	11.30	14.20	10.45
Third Quarter	14.88	12.31	12.89	10.11
Fourth Quarter	13.77	12.81	10.58	8.20

       The Company had approximately 55 stockholders of record and in excess of 400 beneficial owners as of September 17, 2004.

       The Board of Directors of the Company has adopted a policy of paying regular quarterly cash dividends, subject to an ongoing review of the Company's profitability, liquidity and future operating cash requirements. In August 2003, following changes in tax laws and based on the strength on the Company's financial position, the Board of Directors approved an increase in the quarterly dividend on the Company's common stock to $.10 a share from $.04 a share. For the fiscal year ended June 30, 2004, the Company declared cash dividends totaling $.40 per common share. For each of the fiscal years ended June 30, 2003 and 2002, the Company declared cash dividends totaling $.16 per common share.

       In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. Since this authorization has no termination date, the Board of Directors reviews the authorization to repurchase of common from time to time. During the year ended June 30, 2004, the Company did not repurchase any common stock. During the year ended June 30, 2003, the Company repurchased 268,900 shares at an aggregate cost of $3.3 million. As of September 17, 2004, 612,956 shares remain available under this authorization.

Equity Compensation Plan Information

       The following table provides information about shares of the Company's Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2004.
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by shareholders	944,758	$10.34	549,246 (1)
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	944,758	$10.34	549,246 (1)

(1) The maximum number of shares that may be issued under the equity compensation plan increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth selected financial data and operating information of the Company and its subsidiaries. Certain reclassifications have been made to the fiscal years prior to 2004 to conform with this year's financial statement presentation. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2004	2003	2002	2001	2000

Direct finance income	$ 18,682	$ 19,638	$ 17,487	$ 16,907	$ 15,407
Interest income on investments	578	1,068	1,551	3,642	3,973
Total direct finance and interest income	19,260	20,706	19,038	20,549	19,380
Interest expense on deposits	430	237	129	-	-
Provision for lease losses	164	554	5,354	1,950	1,510
Net direct finance and interest income after provision for lease losses	18,666	19,915	13,555	18,599	17,870

Other income
Operating and sales-type lease income	5,985	6,384	8,822	12,844	15,243
Gain on sale of leases and leased property	9,625	7,926	15,122	12,136	15,683
Other income	930	876	1,302	919	583
Total other income	16,540	15,186	25,246	25,899	31,509

Gross profit	35,206	35,101	38,801	44,498	49,379
Selling, general and administrative expenses	19,257	17,653	14,729	18,723	16,844
Earnings before income taxes	15,949	17,448	24,072	25,775	32,535
Income taxes	6,140	6,717	9,268	9,923	12,526
Net earnings	$ 9,809	$ 10,731	$ 14,804	$ 15,852	$ 20,009

Diluted earnings per share	$0.88	$0.96	$1.29	$1.39	$1.67
Diluted common shares outstanding	11,190	11,223	11,435	11,422	11,942

Cash dividends per share	$0.40	$0.16	$0.16	$0.16	$0.16
Dividend payout ratio	45.45%	16.67%	12.40%	11.51%	9.58%

Return on average assets	3.57%	3.72%	4.68%	4.32%	4.59%
Return on average equity	4.90%	5.55%	8.00%	9.18%	12.53%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2004	2003	2002	2001	2000

Cash and liquid securities	$ 68,275	$ 67,340	$ 88,393	$ 59,089	$ 92,540
Net investment in capital leases	153,902	146,396	118,351	125,928	86,411
Total assets	274,545	278,691	308,641	336,666	409,857

Demand, savings and time deposits	24,600	7,594	8,969	-	-
Non-recourse debt	17,541	40,056	72,754	121,000	196,778
Stockholders' equity	$203,849	$197,277	$191,391	$179,253	$167,184

Equity to total assets ratio	74.25%	70.79%	62.01%	53.24%	40.79%
Book value per common share	$18.47	$18.04	$17.12	$15.97	$14.63

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

       Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in capital leases. Of the volume of capital leases booked during the fiscal years ended June 30, 2004, 2003 and 2002, approximately 47%, 47% and 53%, respectively, were structured as "true leases," where the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results and Trends

       The following discussion is provided in addition to the required analysis of earnings in order to discuss trends in our business. We believe this analysis provides additional meaningful information on a comparative basis.

       The results for fiscal 2004 reflect primarily the negative impact of lower yields on earning assets, which was not offset by a sufficient increase in volume. The decrease in part relates to the lower interest rate environment that has prevailed for the last two years, and the run off of higher yielding leases booked during prior periods. The early termination of certain leases also decreased direct finance income. In addition to the lower interest rate environment, increased competition in certain markets reduced the spreads earned on certain capital leases, when compared to yields obtained in fiscal 2003 and before. As a higher percentage of the Company's investment in capital leases relates to lessees with higher credit ratings, the Company generally will not earn as high yields. Offsetting this reduction in direct finance income, the Company incurred significantly lower credit losses over the past year, which has allowed for a significantly lower provision for lease losses. The provision for lease losses decreased to $164,000 in fiscal 2004, compared to $554,000 in fiscal 2003 and $5.4 million in the year end June 30, 2002. The decline in provision relates in part to reserves established in 2002 for problem credits which were more favorably resolved than expected, but also is believed to relate to improved credit quality

       A second factor that has impacted the Company's results over the past few years is the lower volume of leases reaching the end of term, and on which the Company recognizes income from the re-lease or sale of property subject to such leases. The investment in lease residuals realized declined from $13.2 million in the year ended June 30, 2002 to $6.2 million in fiscal 2003 and $6.5 million in fiscal 2004.

       The Company's objective over the past three years has been to increase its investment in capital leases. Significant investments have been made in the development of the lease origination organizations of the Bank and CalFirst Leasing. Total sales, general and administrative expenses ("SG&A") increased by 30%, or $4.5 million, between fiscal 2002 and fiscal 2004. Given the nature of the Company's leasing activities, we believe such investment in the organization precedes the resulting growth in revenues by twelve to twenty-four months. While the volume of new leases booked during the fiscal 2004 did not increase significantly, the volume of lease proposals obtained and approved ("Originations") during fiscal 2004 was up about 42% when compared to the comparable period of the prior year.

Consolidated Statement of Earnings Analysis

        Summary -- For fiscal year ended June 30, 2004, net earnings decreased 9% to $9.8 million, compared to $10.7 million for fiscal 2003. Diluted earnings per share decreased 8% to $0.88 for fiscal year ended June 30, 2004, compared to $0.96 per share for fiscal 2003. The volume of new lease transactions booked during the year ended June 30, 2004 was approximately $126 million, compared to $118 million in fiscal 2003. Of the new leases booked during fiscal 2004, approximately 94% were retained in the Company's own portfolios, compared to 92% in the prior year. The net investment in capital leases increased 5% from $146.4 million at June 30, 2003 to $153.9 million at June 30, 2004. An increase in income from end of term transactions and the benefit from a reduction in the provision for lease losses were offset by a decrease in direct finance income, lower interest rates earned on a continued high level of liquid investments and higher expense levels.

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

        Net direct finance and interest income was $18.8 million for the fiscal year ended June 30, 2004 compared to $20.5 million for fiscal 2003 and $18.9 million in fiscal 2002. The decrease in fiscal 2004 was due to a decrease of $956,000 in direct finance income, a decline of $490,000 in interest income on investments and a $193,000 increase in interest expense on deposits. The decrease in direct finance income reflects an increase in the average investment in capital leases directly held by the Company, offset by a decrease in yields on such investment. The decrease in interest income on investments resulted from the decline in interest rates earned, as the level of average balances of cash and cash equivalents increased slightly.

        The increase in net direct finance income in fiscal 2003 was due to an increase of $2.2 million in direct finance income, offset by a decline of $484,000 in interest income on investments and a $108,000 increase in interest expense on deposits. The increase in direct finance income reflected an increase in the average investment in capital leases directly held by the Company, together with a slight increase in yields on such investment. The decrease in interest income on investments resulted from the decline in interest rates earned, as the level of average balances of cash and cash equivalents increased slightly.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
Year Ended June 30,	2004 compared to 2003			2003 compared to 2002
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Direct Finance and interest income
Net investment in capital leases	$ 1,972	$(2,928)	$ (956)	$ 1,781	$ 371	$ 2,152
Discounted lease rentals	(2,308)	(349)	(2,657)	(3,586)	(78)	(3,664)
Federal funds sold	19	(38)	(19)	(190)	(51)	(241)
Investment securities	122	(71)	51	(2)	-	(2)
Interest-bearing deposits with banks	(128)	(394)	(522)	212	(452)	(240)
Total finance and interest income	(323)	(3,780)	(4,103)	(1,785)	(210)	(1,995)
Interest expense
Non-recourse debt	(2,308)	(349)	(2,657)	(3,586)	(78)	(3,664)
Demand and savings deposits	30	-	30	4	-	4
Time deposits	314	(151)	163	145	(40)	105
Total interest expense	(1,964)	(500)	(2,464)	(3,437)	(118)	(3,555)
Net direct finance and interest income	$ 1,641	$(3,280)	$(1,639)	$ 1,652	$ (92)	$ 1,560

       The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities.

(dollars in thousands)	Year ended June 30, 2004			Year ended June 30, 2003
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-bearing assets
Interest-bearing deposits with banks	$ 58,405	$ 416	0.7%	$ 67,666	$ 938	1.4%
Federal funds sold	7,275	76	1.0%	6,055	95	1.6%
Investment securities	2,598	86	3.3%	565	34	6.0%
Net investment in capital leases including discounted lease rentals (1,2)	176,492	20,596	11.7%	189,483	24,209	12.8%
Total interest-bearing assets	244,770	21,174	8.7%	263,769	25,276	9.6%
Other assets	29,831			24,693
	$274,601			$288,462
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 1,842	35	1.9%	$ 254	5	2.0%
Time deposits	16,272	395	2.4%	6,924	232	3.4%
Non-recourse debt	26,194	1,914	7.3%	52,901	4,571	8.6%
Total interest-bearing liabilities	44,308	2,344	5.3%	60,079	4,808	8.0%
Other liabilities	29,993			35,024
Stockholders' equity	200,300			193,359
	$274,601			$288,462
Net direct finance and interest income		$18,830	3.4%		$20,468	1.6%
Net direct finance and interest income to
average interest-bearing assets			7.7%			7.8%
Average interest-bearing assets over
average interest-bearing liabilities			552.4%			439.0%

  Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $26,193,882 and $52,901,229 at June 30, 2004 and 2003, respectively, offset each other and do not contribute to the Company's net interest and finance income.
  Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.

        Provision for Lease Losses -- The Company's provision for lease losses in fiscal 2004 was $164,000, compared to $554,000 in fiscal 2003 and $5.4 million in 2002. The decline in the provision in fiscal 2004 and 2003 largely relates to the fact that the overall level of reserves required against problem leases remained relatively unchanged during those fiscal periods. This stability largely relates to the continued paydown on existing problem leases, along with no significant new problem leases being identified. In fiscal 2002, the $5.4 million provision was due in large part to the deterioration in the underlying credit of two large lease transactions, which subsequently performed better than expected and contributed to the lower reserve requirements required in later periods.

       Other Income -- Other income is a significant source of income for the Company, accounting for 47% of the Company's gross profit during the year ended June 30, 2004, 43% during fiscal 2003 and 65% during 2002. Total other income for the year ended June 30, 2004 increased by $1.4 million, or 9%, to $16.5 million, compared to $15.2 million in 2003 and $25.2 million in 2002. The increase in other income during fiscal 2004 is due to an increase of $1.7 million, or 21%, in gain on sale of leases and leased property, as the volume of lease property sold on leases coming to end of term increased during the period, which amount was offset in part by a $399,000 decrease in operating and sales-type lease income as the volume of leases renewed declined during the year.

       During year ended June 30, 2003, other income decreased by $10.1 million, or 40%, to $15.2 million, compared to $25.2 million in 2002. The decrease in other income during fiscal 2003 is primarily due to a decrease of $7.2 million, or 48%, in gain on sale of leases and leased property and a $2.4 million, or 28%, decrease in operating and sales-type lease income. Both decreases were due to a lower volume of leases reaching their end of term during fiscal 2003 as compared to the prior year.

        Selling, General, and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") increased $1.6 million, or 9%, to $19.3 million for the year ended June 30, 2004. This compared to SG&A expenses in fiscal 2003 of $17.7 million, which had increased by $2.9 million, or 20%, from $14.7 million in fiscal 2002. The increase in SG&A expenses during fiscal 2004 is primarily the result of the development of the organization and expanded marketing programs. The increase in SG&A expenses during fiscal 2003 was the result of the expansion of the sales organization, which almost doubled its headcount over fiscal year 2002.

        Income Taxes -- Income taxes were accrued at a tax rate of 38.5% for each of the fiscal years ended June 30, 2004, 2003 and 2002, representing the Company's estimated annual tax rates for each respective year.

Financial Condition Analysis

       Lease Portfolio Analysis

       Over the past three fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally, while only a small portion of leases were assigned to financial institutions. During the fiscal year ended June 30, 2004, approximately 88% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 91% during fiscal 2003 and 71% during 2002. During the fiscal year ended June 30, 2004, the Company's net investment in capital leases increased by $7.5 million. This increase includes a $9.0 million increase in the Company's investment in lease receivables, and a $1.5 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company.

       The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 2004, the Company's investment in property acquired for transactions in process was $30.5 million, an increase of $10.2 million from $20.3 million at June 30, 2003, and $20.6 million at June 30, 2002.

       The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company's strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. Through the use of non-recourse financing, the Company avoids risks that do not meet these requirements. The strategy also emphasizes diversification on both a geographic and customer level, and spreading the Company's risk across a breadth of leases while minimizing the risk to any one area. At June 30, 2004, no lessee accounted for more than 5% of the Company's net investment in capital leases, and two lessees combined represented approximately 6% of the Company's net investment in capital leases. The investment in capital leases is diversified by geographic regions, with the Company's portfolio spread across all fifty states. At June 30, 2004, California (16%) and New York (10%) were the only states that represented more than 10% of the Company's net investment in capital leases. The Company has no exposure to foreign lessees. The Company's leases are with lessees in a wide spectrum of industries, however, at June 30, 2004 approximately 41% of the Company's net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States. The educational portfolio includes over 700 leases with over 360 different lessees, and none of these leases are included among the Company's non-performing leases. One university represented approximately 4% of the Company's net investment in capital leases. The Company believes the exposure to this sector is warranted based on the historically good credit profile of this group.

       The Company monitors the performance of all leases held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases ten or more days delinquent is conducted. Lessees who are delinquent with the Company or an assignee are coded in the Company's accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases will generally be discontinued when the lessee becomes ninety days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non-accrual earlier if the Company has significant doubt about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee's financial condition or other relevant factors.

        The following table summarizes the Company's non-performing capital leases:
	June 30,
Non-Performing Capital Leases	2004	2003	2002
	(in thousands)
Non-accrual leases	$ 2,011	$ 3,979	$ 1,296
Restructured leases	354	1,122	90
Leases past due 90 days (other than above)	-	-	278
Total non-performing capital leases	$ 2,365	$ 5,101	$ 1,664
Non-performing assets as % of total investment in capital leases	1.4%	3.0%	1.2%

       Non-performing assets decreased during fiscal 2004 due in part to positive results from the workout of leases in bankruptcy and in part to the write-off of other non-performing assets. Direct finance income that would have been recorded had non-performing leases at each respective fiscal year end been current in accordance with their original terms would have been $320,609, $325,338 and $45,238 during fiscal 2004, 2003 and 2002, respectively. The amount of direct finance income actually recorded on non-performing capital leases was $150,983, $322,614 and $112,997 during fiscal 2004, 2003 and 2002, respectively.

       In addition to the non-performing capital leases identified above, there were $1.5 million of investment in capital leases at June 30, 2004 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $2.8 million at June 30, 2003. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. The decline reflects the benefits of rental payments received related to earlier problem leases, without any significant additions to this category.

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
Years Ended June 30,	2004	2003	2002	2001	2000
			(dollars in thousands)
Net investment in capital leases at year end	$ 153,902	$ 146,377	$ 118,351	$ 125,928	$ 86,411

Allowance for lease losses at beginning of year	$ 4,291	$ 5,502	$ 3,401	$ 4,340	$ 5,474
Charge-off of lease receivables	(1,359)	(2,215)	(3,440)	(2,889)	(2,644)
Recovery of amounts previously written off	365	450	187	-	-
Provision for lease losses	164	554	5,354	1,950	1,510
Allowance for lease losses at end of year	$ 3,461	$ 4,291	$ 5,502	$ 3,401	$ 4,340
Allowance for lease losses as percent of net investment in capital leases before allowances	2.2%	2.9%	4.2%	2.8%	5.1%

       The allowance for lease losses decreased to $3.5 million (2.2% of net investment in capital leases) at June 30, 2004 from $4.3 million (2.9% of net investment in capital leases) at June 30, 2003. The allowance at June 30, 2004 consisted of $1.2 million allocated to specific accounts and $2.3 million that was allocated to cover losses inherent in the portfolio. This compared to $2.5 million allocated to specific accounts at June 30, 2003 and $1.8 million that was allocated to cover losses inherent in the portfolio at such date. The decrease in the 2004 allowance relates to a reduction in specific non-performing or problem leases, and the write-off of non-performing leases against the allowance. The increase in the unallocated allowance relates to an increase in the net investment in capital leases, growth in the volume of transactions in process and the volume of unfunded lease commitments. The Company considers the allowance for doubtful accounts of $3.5 million at June 30, 2004 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

       Liquidity and Capital Resources

       The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At June 30, 2004 and 2003, the Company's cash and cash equivalents were $64.9 million and $67.3 million, respectively. Stockholders' equity at June 30, 2004 was $203.8 million, or 74% of total assets, compared to $197.3 million, or 71% of total assets, at June 30, 2003. At June 30, 2004, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

       Deposits at CalFirst Bank totaled $24.6 million at June 30, 2004, compared to $7.6 million at June 30, 2003. The $17.0 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for years ended June 30, 2004 and 2003:
(dollars in thousands)	Years ended June 30,
	2004		2003
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$ 670	n/a	$ 473	n/a
Interest-bearing demand deposits	51	0.50%	21	0.50%
Savings deposits	1,791	1.93%	233	2.00%
Time deposits less than $100,000	10,701	2.40%	4,268	3.31%
Time deposits, $100,000 or more	$ 5,571	2.48%	$2,656	3.42%

       The Leasing Companies' capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2004, the Company had outstanding non-recourse debt aggregating $17.5 million relating to property under capital leases. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

       Contractual Obligations and Commitments

       The following table summarizes various contractual obligations to make future payments and receive future payments at June 30, 2004. Commitments to purchase property for unfunded leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company's future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(dollars in thousands)
Time deposits less than $100,000	$ 13,938	$ 7,527	$ 6,411	$ -
Time deposits $100,000 or more	7,045	5,544	1,501	-
Deposits without a stated maturity	3,617	3,617	-	-
Operating lease rental expense	3,772	883	2,889	-
Lease property purchases (1)	82,772	82,772	-	-
Total contractual commitments	$111,144	$100,343	$10,801	$ -

Contractual Cash Receipts
Lease payments receivable (2)	$158,234	$ 99,273	$58,513	$ 448
Cash - current balance	64,872	64,872	-	-
Total projected cash availability	$223,106	$164,145	$58,513	$ 448

Net projected cash inflow	$111,962	$ 63,802	$47,712	$ 448

  Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to fiscal 2006.
  Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk is the risk of loss in a financial instrument arising from changes in market indices such as interest rates and equity prices. The Company's principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company's balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year. As a result, the Company's exposure to interest rate risk largely results from declines in interest rates and the impact on net direct finance and interest income.

       At June 30, 2004, the Company had $64.9 million invested in securities of very short duration, including $3.5 million in federal funds sold and securities purchased under agreements to resell. The Company's investment in capital leases of $153.9 million consists of leases with fixed rates, however, $99.3 million of such investment is due within one year of June 30, 2004. This compares to the Bank's interest earning deposit liabilities of $23.2 million, 72% of which mature within one year. Non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at June 30, 2004, the Company had assets of $164.2 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $13.1 million. As interest rates decrease, interest income on the Company's large short-term investment position decreases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, tend to be lower. Conversely, as interest rates rise, the Company's earnings will benefit as yields on cash investments and lease investments improve, with little offsetting impact from rising interest expense.

       As the banking operations of the Company grow and the Bank's deposits represent a greater portion of the Company's assets, the Company will be subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. The Bank measures its asset/liability position through duration measures and sensitivity analysis, and calculates the potential effect on earnings using maturity gap analysis. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. After a "baseline" net interest income is determined, using assumptions that the Bank deems reasonable, market interest rates are raised or lowered by 100 to 300 basis points instantaneously, parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income. At this time, the results of the Bank's analysis are not material to the Company as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of California First National Bancorp and subsidiaries, at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
July 30, 2004

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30,
ASSETS	2004	2003

Cash and due from banks	$ 61,297	$ 61,285
Federal funds sold and securities purchased under agreements to resell	3,575	6,055
Total cash and cash equivalents (Note 1)	64,872	67,340
Investment securities (Note 2)	3,957	553
Receivables (Note 3)	1,464	1,964
Property acquired for transactions in process (Note 1)	30,480	20,287
Net investment in capital leases (Note 4)	153,902	146,396
Property on operating leases, less accumulated depreciation of $140 (2004) and $150 (2003)	87	83
Other assets	2,242	2,012
Discounted lease rentals assigned to lenders (Note 4)	17,541	40,056
	$ 274,545	$ 278,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 1,624	$ 1,598
Accrued liabilities	4,337	3,311
Demand and savings deposits	3,617	1,167
Time certificates of deposit	20,983	6,427
Lease deposits	5,027	6,470
Non-recourse debt (Note 4)	17,541	40,056
Deferred income taxes -- including income taxes payable, net (Note 6)	17,567	22,385
	70,696	81,414

Commitments and contingencies (Note 7)

Stockholders' equity (Note 1):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,038,825 (2004) and 10,933,509 (2003) issued and outstanding	110	109
Additional paid in capital	2,480	1,449
Retained earnings	201,134	195,719
Other comprehensive income, net of tax (Note 2 and 6)	125	-
	203,849	197,277
	$ 274,545	$ 278,691

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)
	Years ended June 30,
	2004	2003	2002

Direct finance income	$18,682	$19,638	$17,487
Interest income on investments	578	1,068	1,551
Total direct finance and interest income	19,260	20,706	19,038

Interest expense on deposits	430	237	129
Provision for lease losses	164	554	5,354
Net direct finance and interest income after provision for lease losses	18,666	19,915	13,555
Other income
Operating and sales-type lease income	5,985	6,384	8,822
Gain on sale of leases and leased property	9,625	7,926	15,123
Other income	930	876	1,301
Total other income	16,540	15,186	25,246

Gross profit	35,206	35,101	38,801
Selling, general and administrative expenses	19,257	17,653	14,729
Earnings before income taxes	15,949	17,448	24,072
Income taxes	6,140	6,717	9,268
Net earnings	$ 9,809	$10,731	$14,804

Basic earnings per common share	$ 0.89	$ 0.97	$ 1.32
Diluted earnings per common share	$ 0.88	$ 0.96	$ 1.29

Dividends declared per common share outstanding	$ 0.40	$ 0.16	$ 0.16

Average common shares outstanding - basic	10,976,103	11,034,594	11,204,491
Average common shares outstanding - diluted	11,190,249	11,223,181	11,434,950

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2001	11,227,328	$112	$3,065	$176,076	$ -	$179,253
Shares issued -
Stock options exercised	79,900	1	615	-	-	616
Shares repurchased	(127,500)	(1)	(780)	(708)	-	(1,489)
Dividends declared	-	-	-	(1,793)	-	(1,793)
Net earnings	-	-	-	14,804	-	14,804
Balance, June 30, 2002	11,179,728	112	2,900	188,379	-	191,391
Shares issued -
Stock options exercised	22,681	-	194	-	-	194
Shares repurchased	(268,900)	(3)	(1,645)	(1,628)	-	(3,276)
Dividends declared	-	-	-	(1,763)	-	(1,763)
Net earnings	-	-	-	10,731	-	10,731
Balance, June 30, 2003	10,933,509	109	1,449	195,719	-	197,277
Comprehensive income: Net earnings	-	-	-	9,809	-	9,809
Unrealized gains on investment securities	-	-	-	-	125	125
Total comprehensive income						9,934
Shares issued -
Stock options exercised	105,316	1	1,031	-	-	1,032
Dividends declared	-	-	-	(4,394)	-	(4,394)
Balance June 30, 2004	11,038,825	$110	$2,480	$201,134	$ 125	$203,849

The accompanying notes are an integral
part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended June 30,

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 9,809	$10,731	$14,804
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	204	169	128
Sale of leased property previously on operating leases, net	53	30	3
Interest accretion of estimated residual values	(1,704)	(1,996)	(2,692)
Decrease in estimated residual values	7,212	6,330	12,732
Provision for lease losses	164	554	5,354
Net (decrease) increase in deferred income taxes, including income taxes payable	(4,897)	(116)	946
Net decrease (increase) in net receivables	500	(723)	(6,655)
Decrease in income taxes receivable	-	1,141	7,056
Net (increase) decrease in property acquired for transactions in process	(10,194)	283	(2,930)
Net increase (decrease) in accounts payable and accrued liabilities	1,053	(509)	(1,160)
Decrease in customer lease deposits	(1,443)	(1,137)	(601)

Net cash provided by operating activities	757	14,757	26,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(9,186)	(25,518)	(1,289)
Purchase of leased property on operating leases	(261)	(276)	(134)
(Purchases) sales of investment securities, net	(3,201)	30	17
Net (increase) decrease in other assets	(230)	(870)	201
Increase in estimated residual values recorded on leases	(3,991)	(2,956)	(2,709)

Net cash used for investing activities	(16,869)	(29,590)	(3,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	14,556	(1,209)	7,595
Net increase (decrease) in demand and money market deposits	2,450	(166)	1,304
Payments to repurchase common stock	-	(3,276)	(1,489)
Dividends to stockholders	(4,394)	(1,763)	(1,793)
Proceeds from exercise of stock options	1,032	194	616

Net cash provided by (used for) financing activities	13,644	(6,220)	6,233

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,468)	(21,053)	29,304
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,340	88,393	59,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,872	$67,340	$88,393

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	($22,514)	($32,698)	($48,246)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 431	$ 298	$ 186

Income taxes	$11,036	$ 5,645	$ 1,266

The accompanying notes are an integral
part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the "Company") and its subsidiaries have two principal lines of business, leasing and banking. The Company leases high-technology and other capital assets to customers located throughout the United States. The Company is also engaged in the re-marketing of leased assets at lease expiration. The Company's banking subsidiary, California First National Bank ("CalFirst Bank") is an FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days. Included in cash and cash equivalents at June 30, 2004 and 2003 was $3,575,000 and $6,055,000, respectively, that was held by the Bank and was not available to fund the Company's other operations.

Investment Securities

Investment securities that the Company has the intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium or accretion of discount under criteria established with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investment securities held with the intent to sell are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available-for-sale investment securities, net of taxes, are reported as a separate component of stockholders' equity until realized.

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

For capital leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The difference between the discounted value of the aggregate lease payments receivable and the property cost, less the discounted value of the residual, if any, and any initial direct costs is recorded as sales-type lease income. For balance sheet purposes, the aggregate lease payments receivable, and estimated residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. Unearned income is recognized as direct finance income over the lease term on an internal rate of return method.

The residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination. The estimates are reviewed continuously to ensure reasonableness; however the amounts the Company may ultimately realize could differ from the estimated amounts.

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

     Operating Leases

Lease contracts, which do not meet the criteria of capital leases, are accounted for as operating leases. Property on operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Most operating leases involve the re-lease of off-lease property and the associated cost is the Company's previously booked residual. Rental income is recorded monthly or quarterly when due. Selling costs directly associated with operating leases are deferred and amortized over the lease term.

Reserve for Lease Losses

The reserve for lease losses and residual valuation allowance is periodically reviewed for adequacy considering levels of past due leases and non-performing assets, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators. The need for reserves is subject to future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific lessees or industries may necessitate additions or deductions to the reserve for lease losses or the residual valuation allowance.

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
	Years ended June 30, (in thousands, except share and per share amounts)
	2004	2003	2002

Net earnings	$9,809	$10,731	$14,804
Weighted average number of common shares outstanding assuming no exercise of outstanding options	10,976,103	11,034,594	11,204,491
Dilutive stock options using the treasury stock method	214,146	188,587	230,459
Dilutive common shares outstanding	11,190,249	11,223,181	11,434,950
Basic earnings per common share	$ 0.89	$ 0.97	$ 1.32
Diluted earnings per common share	$ 0.88	$ 0.96	$ 1.29

Capital Structure

At June 30, 2004, the Company had two stock option plans that are more fully described below. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS No. 148), the Company adopted the disclosure requirements of SFAS No. 148.

At June 30, 2004, the Company has 20,000,000 authorized shares of Common Stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

In November 1995, the Company's stockholders approved the 1995 Equity Participation Plan (the "1995 Plan"), which succeeds the 1985 Plan. The 1995 Plan provides for the granting of options, restricted stock and stock appreciation rights ("SARs") to key employees, directors and consultants of the Company. Under the 1995 Plan, the maximum number of shares of Common Stock that may be issued upon the exercise of options or SARs, or upon the vesting of restricted stock awards, is 1,000,000. The maximum number of available shares of Common Stock will increase by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year. Each grant or issuance under the 1995 Plan will be set forth in a separate agreement and will indicate, as determined by the stock option committee, the type, terms, vesting period and conditions of the award.

The following table summarizes the activity in the 1985 Plan and 1995 Plan (the "Plans") for the periods indicated:
	As of June 30,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	1,021,074	$10.25	1,034,874	$10.08	1,254,440	$ 9.72

Granted	65,000	10.93	59,000	14.00	17,500	1.54
Exercised	(105,316)	9.80	(22,681)	8.56	(79,900)	7.71
Canceled/expired	(36,000)	10.62	(50,119)	11.91	(157,166)	8.53

Options outstanding at the end of the year	944,758	$10.34	1,021,074	$10.25	1,034,874	$10.08

Shares available for issuance	549,246		504,911		452,114

Options exercisable	645,158		617,791		520,707
Weighted average fair value of options granted	$ 4.38		$ 6.71		$ 5.66

	As of June 30, 2004
	Options outstanding			Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average remaining Contractual life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.00 - $ 7.875	141,408	5.12	$ 6.55	141,408	$ 6.55
8.125 - 10.17	461,000	6.25	9.30	250,000	9.17
11.375 - 17.625	342,350	5.25	13.30	253,750	13.30
$ 6.00 - $17.625	944,758	5.72	$10.34	645,158	$10.22

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
	Years ended June 30,
	2004	2003	2002
	(in thousands, except per share amounts)
Net earnings	$9,809	$10,731	$14,804
Proforma compensation cost	(433)	(465)	(484)
Proforma net earnings	$9,376	$10,266	$14,320

Proforma Basic EPS	$ 0.85	$ 0.93	$ 1.28

Proforma Diluted EPS	$ 0.84	$ 0.91	$ 1.25

Since the SFAS No. 123 method of accounting, as amended by SFAS No. 148, has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002.
	Years ended June 30,
	2004	2003	2002
Risk free interest rate	3.81%	2.46%	4.09%
Option life (in years)	5	5	5
Dividend yield	3.24%	1.40%	1.30%
Volatility	53.85%	60.46%	58.76%

Recent Accounting Pronouncements

In March, the Emerging Issues Task Force ("EITF") ratified its consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment" ("EITF 03-1"). EITF 03-1 requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held to maturity under SFAS 115. The disclosure provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003. The implementation of the disclosure provisions of EITF 03-1 did not have a material impact on the Company's consolidated financial statements. The implementation of the evaluation provisions of EITF 03-1 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132, but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 is effective for financial statements for fiscal years ending after December 15, 2003. Implementation of the revision of SFAS 132 did not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2003 and 2002 financial statements to conform to the presentation of the fiscal 2004 financial statements.

Note 2 - Investment Securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
			(in thousands)
Held-to-maturity:
Federal Reserve Bank Stock	$ 553	$ -	$ -	$ 553	$ 553
Mortgage-backed security	1,022	-	(32)	990	1,022
Time Certificate of Deposit	2,179	-	-	2,179	2,179
Total held-to-maturity	3,754	-	(32)	3,722	3,754
Available-for-sale:
Marketable securities	-	203	-	203	203
Total investment securities	$ 3,754	$ 203	$ (32)	$ 3,925	$ 3,957

At June 30, 2003, investment securities consisted of Federal Reserve Bank Stock of $552,750, which was being held to maturity and had no unrealized gains or losses.

The amortized cost and estimated fair value of investment securities at June 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Fair Value
	(in thousands)
Held-to-maturity:
Due in one year or less	$ 2,179	$ 2,179
Due after 10 years	1,575	1,543
	3,754	3,722
Available-for-sale
Marketable securities	-	203
	$ 3,754	$ 3,925

Note 3 - Receivables:

The Company's receivables consist of the following:
	June 30,
	2004	2003
	(in thousands)
Other lessee receivables	$1,279	$ 497
Financial institutions	-	1,310
Miscellaneous receivables	185	157
	$1,464	$1,964

Note 4 - Capital Leases:

The Company's net investment in capital leases consists of the following:
	June 30,
	2004	2003
	(in thousands)
Minimum lease payments receivable	$158,234	$150,355
Estimated residual value	15,673	17,512
	173,907	167,867
Less allowance for lease losses	(2,635)	(3,416)
Less valuation allowance for estimated residual values	(748)	(797)
	170,524	163,654
Less unearned income	(16,622)	(17,258)
Net investment in capital leases	$153,902	$146,396

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4,622,055 and $4,787,247 at June 30, 2004 and 2003, respectively.

At June 30, 2004, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated residual value is as follows:
Years ending June 30,	Minimum Lease Payments Receivable	Estimated Residual Value	Total
		( in thousands)
2005	$ 99,272	$ 5,759	$105,031
2006	36,265	6,050	42,315
2007	14,462	2,283	16,745
2008	6,186	298	6,484
2009	1,600	1,283	2,883
Thereafter	449	-	449
	158,234	15,673	173,907
Less unearned income	(13,962)	(2,660)	(16,622)
Less allowance for lease losses	(2,635)	(748)	(3,383)
	$141,637	$12,265	$153,902

Non-recourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 4.20% to 10.50%. Maturities of such obligations at June 30, 2004 are as follows:
Years ending June 30,	Capital Leases
(in thousands)
2005	$10,328
2006	4,073
2007	998
2008	610
2009	401
Total non-recourse debt	16,410
Deferred interest expense	1,131
Discounted lease rentals assigned to lenders	$17,541

Deferred interest expense of $1,131,059 at June 30, 2004 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $17,541,357 using the effective yield method over the applicable lease term.

Note 5 - Fair Value of Financial Instruments:

The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). For cash and cash equivalents and demand and savings deposits the estimated fair value is based on respective market prices, which was equal to book value for all periods presented. For investment securities, the fair values were based on quoted market prices when available. For securities, which had no quoted market prices, fair values were estimated by discounting cash flows using current rates on similar securities. For time certificates of deposit, the fair value were estimated by discounting cash flows, using interest rates currently offered for like liabilities with similar terms. The fair value of the Company's net investment in capital leases is not a required disclosure under SFAS No. 107.

The estimated fair value of financial instruments were as follows:
	June 30, 2004		June 30, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	$64,872	$64,872	$67,340	$67,340
Investment securities	3,957	3,925	553	553

Financial Liabilities:
Deposits and savings deposits	3,617	3,617	1,167	1,167
Time certificates of deposit	20,983	20,357	6,427	6,332

Note 6 - Income Taxes:

The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. From time to time, various governmental taxing authorities audit the Company. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:
	Years ended June 30,
	2004	2003	2002
	(in thousands)
Current tax expense:
Federal	$4,876	$4,748	$5,343
State	2,530	2,452	2,562
	7,406	7,200	7,905
Deferred tax expense (benefit):
Federal	(1,543)	(1,092)	2,796
State	277	609	(1,433)
	(1,266)	(483)	1,363
	$6,140	$6,717	$9,268

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.

Deferred income tax liabilities (assets) are comprised of the following:
	June 30,
	2004	2003
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$20,143	$21,852
Deferred selling expenses	1,895	1,963
Depreciation other than on operating leases	347	-
Unrealized gains on investment securities	78	-
Total liabilities	22,463	23,815
Deferred income tax assets:
Allowances and reserves	(1,419)	(734)
Depreciation other than on operating leases	-	(419)
State income taxes	(885)	(859)
Under (over) estimated tax payments	(2,592)	582
Total assets	(4,896)	(1,430)

Net deferred income tax liabilities	$17,567	$22,385

The differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:
	Years ended June 30,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.7	4.7	4.7
Other	(1.2)	(1.2)	(1.2)
Effective rate	38.5%	38.5%	38.5%

Note 7 - Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company's financial statements. The Company currently is required to maintain (i) Tier 1 risked-based capital equal to at least six percent (6%) of its risk-weighted assets; (ii) total risked-based capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent (10%) of risk-weighted assets; and (iii) a minimum Tier 1 "leverage ratio" (measuring Tier 1 risked-based capital as a percentage of adjusted total assets) of at least five percent (5%). CalFirst Bank is subject to risk-based and leverage capital requirements mandated by the Office of Comptroller of the Currency. The Bank is required to maintain (i) a minimum ratio of Tier 1 risked-based capital to risk-adjusted assets of four percent (4%); (ii) a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent (8%) and (iii) for the first three years of operations, a minimum ratio of Tier 1 risked-based capital to adjusted total assets, leverage ratio, of 5%.

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2004 and 2003. At June 30, 2004, the Company and CalFirst Bank exceeded all capital requirements by a significant amount.
	June 30,
	2004		2003
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$ 203,848	99.7%	$ 197,277	105.7%
Total risk-based capital	$ 206,303	101.0%	$ 199,633	107.0%
Tier 1 Leverage capital	$ 254,524	80.1%	$ 238,361	82.8%

California First National Bank
Tier 1 risk-based capital	$ 18,820	35.4%	$ 18,422	51.2%
Total risk-based capital	$ 19,485	36.7%	$ 18,873	52.4%
Tier 1 Leverage Capital	$ 58,898	32.0%	$ 41,762	44.1%

Note 8 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2009. Rent expense was $927,621 (2004), $1,084,209, (2003) and $946,151 (2002).
Years ending June 30,	Future minimum Lease payments (in thousands)
2005	$ 883
2006	883
2007	883
2008	963
2009	160
$3,772

Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions during the years ended June 30, 2004, 2003, and 2002 of $145,002, $143,789 and $140,846, respectively.

Note 9 - Segment Reporting:

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

The accounting policies of each segment are the same as those described in "Summary of Significant Accounting Policies (see Note 1)." Below is a summary of each segment's financial results for 2004 and 2003:

	Leasing Companies	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Year end June 30, 2004
Net direct finance and interest income after provision for lease losses	$ 15,528	$ 3,064	$ 74	$ 18,666
Other income	16,501	39	-	16,540
Gross profit	$ 32,029	$ 3,103	$ 74	$ 35,206

Net earnings (loss)	$ 9,524	$ 397	$ (112)	$ 9,809

Total assets	$260,022	$60,039	$(45,516)	$274,545

Year end June 30, 2003
Net direct finance and interest income after provision for lease losses	$ 17,285	$ 2,615	$ 15	$ 19,915
Other income	15,088	98	-	15,186
Gross profit	$ 32,373	$ 2,713	$ 15	$ 35,101

Net earnings (loss)	$ 12,031	$ (236)	$ (1,064)	$ 10,731

Total assets	$302,455	$42,190	$(65,954)	$278,691

Note 10 - California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2004, and 2003 and for each of the years in the period ended June 30, 2003 are presented below:
Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2004	2003
Assets
Cash and cash equivalents	$ 2,614	$ 751
Intercompany receivables	1,745	226
Investments in bank subsidiary	18,819	18,422
Investments in non-bank subsidiaries	152,974	188,325
Intercompany note receivable	26,072	10,072
Other assets	2,742	2,444
Premises and other fixed assets	470	404
	$ 205,436	$ 220,644

Liabilities
Accrued liabilities	$ 1,489	$ 833
Payable to non-bank subsidiaries	98	103
Loan from non-bank subsidiaries	-	22,431
	1,587	23,367
Stockholders' Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,038,825 (2004) and 10,933,509 (2003) issued and outstanding	110	109
Additional paid-in capital	2,631	1,600
Retained earnings	201,108	195,568
	203,849	197,277
	$ 205,436	$ 220,644

Condensed Statements of Earnings	June 30,
(in thousands)	2004	2003
Income
Dividends from non-bank subsidiary	$45,000	$20,000
Management fee income bank subsidiary	101	130
Management fee income non-bank subsidiaries	1,317	1,280
Interest income non-bank subsidiaries	863	-
Other interest income	74	15
	47,355	21,425
Expenses
Selling, general and administrative	2,135	2,147
Interest expense	154	1,202
	2,289	3,349
Income before taxes and equity in over distributed earnings of subsidiaries	45,066	18,076
Income tax expense (credit)	178	(860)
	44,888	18,936
Equity in over distributed earnings of subsidiaries	(35,079)	(8,205)
	$ 9,809	$10,731

Condensed Statements of Cash Flows	June 30,
(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 9,809	$ 10,731
Adjustments to reconcile net earnings to cash flows:
Provision (benefit) for deferred income taxes	178	(860)
Equity in over distributed earnings of subsidiaries	35,079	8,205
Net change in other liabilities	656	50
Net change in other assets	(476)	318
Other, net	(66)	(387)
Net cash provided by operating activities	45,180	18,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(39,955)	(15,174)
Net cash used for investing activities	(39,955)	(15,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances in subsidiaries	-	1,080
Proceeds from issuance of common stock	1,032	194
Payments to repurchase common stock	-	(3,276)
Dividends paid	(4,394)	(1,763)
Net cash used for financing activities	(3,362)	(3,765)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,863	(882)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	751	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,614	$ 751

Note 11 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2004 and 2003 is as follows:
Three months ended
	September 30,	December 31,	March 31,	June 30,
(in thousands except per share amounts)
2004

Net direct finance and interest income after provision for lease losses	$ 4,581	$ 4,633	$ 4,880	$ 4,572
Gross profit	8,311	8,864	9,532	8,500
Net earnings	$ 2,284	$ 2,469	$ 2,770	$ 2,286

Basic earnings per common share	$ 0.21	$ 0.23	$ 0.25	$ 0.21
Diluted earnings per common share	$ 0.21	$ 0.22	$ 0.25	$ 0.20

Dividends declared per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Three months ended
	September 30,	December 31,	March 31,	June 30,
(In thousands except per share amounts)
2003

Net direct finance and interest income after provision for lease losses	$ 4,646	$ 5,147	$ 5,120	$ 5,002
Gross profit	8,802	9,012	8,358	8,928
Net earnings	$ 3,039	$ 2,895	$ 2,287	$ 2,510

Basic earnings per common share	$ 0.27	$ 0.26	$ 0.21	$ 0.23
Diluted earnings per common share	$ 0.27	$ 0.26	$ 0.21	$ 0.22

Dividends declared per common share	$ 0.04	$ 0.04	$ 0.04	$ 0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         List of documents filed as part of this Report

             (1)  Financial Statements
                   All financial statements of the Registrant as set forth under Part II
                   Item 8 of this report on Form 10-K, see index to financial statements on page 23

             (2)  Financial Statement Schedules:
Schedule Number Description	Page Number
II.Valuation and Qualifying Accounts	46

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the financial statements and notes thereto.

             (3)  Exhibits:
See Index to Exhibits filed as part of this Form 10-K	47

(b)         Reports on Form 8-K

There was one report filed on Form 8-K filed during the fourth quarter of fiscal 2004. The report filed on April 21, 2004 was regarding the Company's press release on the financial results for the three and nine months ended March 31, 2004 and certain other information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP
By: S. Leslie Jewett/s/	Date: September 27, 2004
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
Signature	Title	Date

Patrick E. Paddon/s/ Patrick E. Paddon	President, Chief Executive Officer and Director	September 27, 2004

Glen T. Tsuma/s/ Glen T. Tsuma	Vice President, Chief Operating Officer and Director	September 27, 2004

S. Leslie Jewett/s/ S. Leslie Jewett	Chief Financial Officer	September 27, 2004

Michael H. Lowry/s/ Michael H. Lowry	Director	September 27, 2004

Harris Ravine/s/ Harris Ravine	Director	September 24, 2004

Danilo Cacciamatta/s/ Danilo Cacciamatta	Director	September 24, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Additions Charged to Costs and Expenses	Accounts written off	Balance at end of period
		(in thousands)
Year ended June 30, 2002:

Allowance for lease losses	$2,380	$5,054	$(3,213)	$4,221
Allowance for valuation of residual value	$1,021	$ 300	$ (40)	$1,281

Year ended June 30, 2003:

Allowance for lease losses	$4,221	$ 554	$(1,281)	$3,494
Allowance for valuation of residual value	$1,281	$ -	$ (484)	$ 797

Year ended June 30, 2004:

Allowance for lease losses	$3,494	$ 164	$ (945)	$2,713
Allowance for valuation of residual value	$ 797	$ -	$ (49)	$ 748

Note: The allowance for lease losses and valuation of residual value includes balances related to receivables, capital leases and operating leases described in Notes 1 and 4 of the Notes to Financial Statements.

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

10.8	Office Lease dated January 30, 2003, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's March 31, 2003 Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	48
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	49
32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	50