Form 10-Q
period 2004-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2004-11-15
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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
Yes ☐ No ☒
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 29, 2004 was 11,046,725.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)
	September 30, 2004	June 30, 2004

ASSETS	(Unaudited)
Cash and due from banks	$ 55,735	$ 61,297
Federal funds sold and securities purchased under agreements to resell	8,645	3,575

Total cash and cash equivalents	64,380	64,872
Investment securities	3,968	3,957
Net receivables	4,869	1,464
Property acquired for transactions in process	44,418	30,480
Net investment in capital leases	148,469	153,902
Net equipment on operating leases	57	87
Other assets	2,221	2,242
Discounted lease rentals assigned to lenders	14,207	17,541

	$ 282,589	$ 274,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 3,879	$ 1,624
Accrued liabilities	3,576	4,337
Demand and money market deposits	6,621	3,617
Time certificates of deposit	25,848	20,983
Lease deposits	6,002	5,027
Non-recourse debt	14,207	17,541
Deferred income taxes - including income taxes payable, net	18,049	17,567

	78,182	70,696

Commitments and contingencies
Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,046,725 (September 2004) and 11,038,825 (June 2004) issued and outstanding	110	110
Additional paid in capital	2,542	2,480
Retained earnings	201,620	201,134
Other comprehensive income, net of tax	135	125

	204,407	203,849

	$ 282,589	$ 274,545

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (thousands, except for per share amounts)
	Three months ended September 30,

	2004	2003

Direct finance income	$ 4,222	$ 4,630
Interest and investment income	273	93

Total direct finance and interest income	4,495	4,723
Interest expense on deposits	165	64
Provision for lease losses	-	78

Net direct finance and interest income after provision for lease losses	4,330	4,581

Other income
Operating and sales type lease income	1,026	1,173
Gain on sale of leases and leased property	1,963	2,332
Other fee income	131	225

Total other income	3,120	3,730

Gross profit	7,450	8,311
Selling, general and administrative expenses	4,863	4,597

Earnings before income taxes	2,587	3,714
Income taxes	996	1,430

Net earnings	$ 1,591	$ 2,284

Basic earnings per common share	$ .14	$ .21

Diluted earnings per common share	$ .14	$ .21

Dividends declared per common share outstanding	$ .10	$ .10

Average common shares outstanding - basic	11,046	10,934

Average common shares outstanding - diluted	11,269	11,072

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
	Three months ended September 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 1,591	$ 2,284
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	36	68
Sale of leased property previously on operating leases, net	10	-
Interest accretion of estimated residual values	(375)	(446)
Decrease in estimated residual values	1,281	1,880
Provision for lease losses	-	78
Net increase (decrease) in deferred income taxes, including income taxes payable	483	(1,885)
Net (increase) decrease in net receivables	(3,405)	4,150
Net increase in property acquired for transactions in process	(13,938)	(2,757)
Net increase (decrease) in accounts payable and accrued liabilities	1,495	(28)
Increase in lease deposits	974	80

Net cash (used for) provided by operating activities	(11,848)	3,424

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in minimum lease payments receivable	5,172	(4,531)
Purchase of leased property on operating leases	(16)	(28)
Purchase of investment securities, net	(1)	-
Net decrease (increase) in other assets	20	(428)
Increase in estimated residual values recorded on leases	(645)	(613)

Net cash provided by (used for) investing activities	4,530	(5,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	4,864	5,864
Net increase in demand and money market deposits	3,004	25
Dividends to stockholders	(1,104)	(1,093)
Proceeds from exercise of stock options	62	8

Net cash provided by financing activities	6,826	4,804

NET CHANGE IN CASH AND CASH EQUIVALENTS	(492)	2,628
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,872	67,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,380	$69,968

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	($3,335)	($7,992)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$ 165	$ 65

Income taxes	$ 519	$ 3,315

The accompanying notes are an integral part
 of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2004 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2004 and the statements of earnings and cash flows for the three month periods ended September 30, 2004 and 2003. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2005.

Certain reclassifications have been made to the first quarter of fiscal 2004 financial statements to conform to the presentation of the first quarter of fiscal 2005 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At September 30, 2004, the Company had two stock option plans, which are more fully described in Note 1 in the Company's 2004 Annual Report on form 10-K. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148") the Company adopted the disclosure requirements of SFAS No. 148. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

	Three months ended September 30,

	2004	2003
	(in 000's except per share amounts)
Net earnings	$ 1,591	$ 2,284
Pro forma compensation cost	(101)	(101)
Pro forma net earnings	$ 1,490	$ 2,183

Pro forma basic EPS	$ 0.13	$ 0.20

Pro forma diluted EPS	$ 0.13	$ 0.20

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be indicative of that to be expected in future periods.

On March 31, 2004, the Financial Accounting Standards Board (“FASB”), issued “Exposure Draft, Share-based Payment” with the objective of achieving a global standard on equity-based compensation. The proposed Statement addresses the accounting for share-based transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation using APB Opinion 25. The proposed Statement would be applied prospectively for fiscal years beginning after June 15, 2004. The proposed Statement’s impact to the Company’s financial statements would be dependent on stock grants issued and cannot be determined at this time.

NOTE 3 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”. The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.

Below is a summary of each segment’s financial results for the quarter ended September 30, 2004 and 2003:

	Leasing Companies	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended September 30, 2004
Net direct finance and interest income after provision for lease losses	$ 3,528	$ 800	$ 2	$ 4,330
Other income	2,955	165	-	3,120
Gross profit	$ 6,483	$ 965	$ 2	$ 7,450

Net earnings (loss)	$ 1,437	$ 187	$ (33)	$ 1,591

Total assets	$269,846	$69,029	$(56,286)	$282,589

Quarter ended September 30, 2003
Net direct finance and interest income after provision for lease losses	$ 3,886	$ 664	$ 31	$ 4,581
Other income	3,714	16	-	3,730
Gross profit	$ 7,600	$ 680	$ 31	$ 8,311

Net earnings (loss)	$ 2,393	$ (4)	$ (105)	$ 2,284

Total assets	$257,552	$48,163	$(29,762)	$275,953

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB delayed certain accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

GENERAL

          California First National Bancorp, a California corporation (the "Company"), is a bank holding company headquartered in Orange County, California. The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies. CalFirst Bank gathers deposits using the telephone, the Internet, and direct mail from a centralized location.

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

Critical Accounting Policies and Estimates

          The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2004.

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

          The results for the first quarter of fiscal 2005 primarily reflect the impact of a smaller portfolio of assets reaching the end of term, which resulted in a 16% decline in other income. In addition, lower yields earned on the lease portfolio and delays in the completion of transactions in process contributed to a decrease in direct finance income, which was not offset by the benefit of no provision for lease losses during the quarter. The Company’s investment in capital leases performed well, exhibiting a smaller level of delinquent and problem leases than at the end of the prior quarter and year.

          The Company has continued efforts to increase the investment in capital leases, with significant attention placed on expanding the level of lease originations. During the first quarter of fiscal 2005, lease originations were 10% below the level of the first quarter of the prior year. However, the backlog of approved transactions was up 20% from the year before, and property acquired for transactions in process was up 46% to $44 million. These indicators should point toward a higher level of lease bookings over the next few quarters and growth in the investment in capital leases, which over time should produce increases in the level of direct finance income.

Consolidated Statement of Earnings Analysis

          Summary -- For the first quarter ended September 30, 2004, net earnings of $1.6 million declined 30% from $2.3 million for the first quarter ended September 30, 2003. Diluted earnings per share decreased 33% to $.14 for the quarter ended September 30, 2004, compared to $.21 per share for the same quarter of the prior year. The larger decrease in diluted earnings per share compared to net earnings reflects the impact of a larger number of diluted shares outstanding during the period resulting from an increase in the average stock price during the first quarter of fiscal 2005 when compared to the first quarter of the prior year. The volume of new lease transactions booked during the quarter was approximately $30 million, which was up 31% from the same quarter of the prior year

          Net Direct Finance and Interest Income -- Net direct finance and interest income is the difference between interest earned on the investment in capital leases, securities and other interest earning investments and interest paid on deposits or other borrowings. Net direct finance and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

          Net direct finance and interest income was $4.3 million for the quarter ended September 30, 2004, compared to $4.7 million for the quarter ended September 30, 2003, a decrease of $329,000. Direct finance income of $4.2 million decreased by $408,000 as a result of lower yields earned on a higher average investment in capital leases held in the Company's own portfolio. The increase of $180,000 in interest and investment income is due to improved yields on slightly lower investment balances. Investment income in the first quarter of fiscal 2004 had been negatively impacted by the volatility of short-term interest rates during the quarter. Interest expense on deposits was $165,000 for the first quarter of fiscal 2005 compared to $64,000 for the same quarter of the prior year, reflecting a 189% increase in the average balances of interest bearing deposits which offset a slight decrease in the average interest rates paid.

          The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for lease losses by volume and rate:

	Quarter ended
	September 30 , 2004 vs. 2003
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in capital leases	$ 136	$ (544)	$ (408)
Discounted lease rentals	(402)	(12)	(414)
Federal funds sold	2	8	10
Investment securities	48	(23)	25
Interest-bearing deposits with banks	(5)	150	145
	(221)	(421)	(642)
Interest expense
Non-recourse debt	(402)	(12)	(414)
Demand and money market deposits	13	4	17
Time certificates of deposit	104	(20)	84
	(285)	(28)	(313)
	$ 64	$ (393)	$ (329)

          The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended September 30 , 2004			Quarter ended September 30, 2003
(dollars in thousands) Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing investments	$ 58,813	$ 216	1.5%	$ 63,698	$ 71	0.4%
Federal funds sold	6,183	24	1.6%	5,559	14	1.0%
Securities held to maturity	3,751	33	3.5%	553	8	5.8%
Net investment in capital leases including discounted lease rentals (1,2)	166,127	4,526	10.9%	182,068	5,347	11.7%
Total interest-earning assets	234,874	4,799	8.2%	251,878	5,440	8.6%
Other assets	43,383			24,608
	$278,257			$276,486
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and money market deposits	$ 3,882	20	2.0%	$ 777	3	1.5%
Time certificates of deposit	23,394	145	2.5%	8,645	61	2.8%
Non-recourse debt (1)	15,885	304	7.7%	36,112	717	7.9%
Total interest-bearing liabilities	43,161	469	4.3%	45,534	781	6.9%
Other liabilities	31,016			33,182
Stockholders' equity	204,080			197,770
	$278,257			$276,486
Net direct finance and interest income		$4,330	3.9%		$4,659	1.7%
Net direct finance and interest income to average interest-earning assets			7.4%			7.4%
Average interest-earning assets over average interest-bearing liabilities			544.2%			553.2%

(1) Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $15.9 million and $36.1 million at September 30, 2004 and 2003, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.

(2) Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

          Provision for Lease Losses -- The Company did not have a provision for lease losses in the first quarter of fiscal 2005, compared to $78,000 for the same period in the prior year. The lack of a provision largely relates to the fact that the overall level of reserves required against problem leases remained relatively unchanged during the quarter. This stability reflects the favorable resolution of one major problem account and the continued pay down on other problem leases, which offset other new problems identified.

          Other Income -- Other income is a significant source of earnings for the Company, accounting for 42% of the Company's gross profit during the quarter ended September 30, 2004 and 45% during the first quarter of the prior fiscal year. Total other income for the quarter ended September 30, 2004 decreased $610,000, or 16%, to $3.1 million, compared to $3.7 million for the same quarter of the prior fiscal year, and is directly related to the lower volume of leases reaching their end of term during the quarter. Income from the sale of leases and leased property decreased $369,000, reflecting a decrease in income from a lower volume of leased property sales. Operating and sales type lease income declined $147,000 due to a lower volume of lease extensions. Other fee income declined $94,000.

           Selling, General and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") increased $266,000, or 6%, to $4.9 million during the first quarter of fiscal 2005 compared to $4.6 million during the first quarter of fiscal 2004. The increase in SG&A expenses is due to higher costs related to the development of the sales organization, expanded marketing programs and higher expense related to updating systems and facilities.

          Income Taxes -- Income taxes were accrued at a tax rate of 38.5% for each of the fiscal quarters ended September 30, 2004 and 2003, representing the Company's estimated annual tax rates for each respective fiscal year.

FINANCIAL CONDITION ANALYSIS

Lease Portfolio Analysis

          The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company's strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates. Over the past three fiscal years, the Company has funded a significantly greater percentage of new lease transactions internally. During the quarter ended September 30, 2004, approximately 82% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 96% during the first quarter of fiscal 2004. During the quarter ended September 30, 2004, the Company's net investment in capital leases decreased by $5.4 million due to a $5.2 million decrease in the Company's investment in lease receivables, and a $261,000 reduction in the investment in estimated residual values. The decrease in the investment in capital leases is primarily due to portfolio run-off at a greater rate than new lease transactions were booked and retained by the Company.

          The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessee's property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At September 30, 2004, the Company's investment in property acquired for transactions in process was $44.4 million related to approximately $122.0 million of approved lease commitments. This investment in transactions in process reflected an increase of $13.9 million from $30.5 million at June 30, 2004 related to approved lease commitments of approximately $113.3 million, and an increase from $23.0 million at September 30, 2003.

          The following table summarizes various contractual obligations to make and receive future payments as of September 30, 2004. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company's future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(dollars in thousands)
Time deposits	$ 25,848	$ 17,012	$ 8,836	$ -
Deposits without a stated maturity	6,621	6,621	-	-
Operating lease rental expense	3,551	883	2,668	-
Lease property purchases (1)	77,607	77,607	-	-
Total contractual commitments	$113,627	$102,123	$11,504	$ -

Contractual Cash Receipts
Lease payments receivable (2)	$152,687	$ 87,778	$64,322	$ 587
Cash - current balance	64,380	64,380	-	-
Total projected cash availability	$217,067	$152,158	$64,322	$ 587

Net projected cash inflow	$103,440	$ 50,035	$52,818	$ 587

  Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
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

The following table summarizes the Company's non-performing capital leases:

	September 30, 2004	June 30, 2004
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$ 1,702	$ 2,011
Restructured leases	229	354
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$ 1,931	$ 2,365
Non-performing assets as % of total investment in capital leases	1.1%	1.4%

          In addition to the non-performing capital leases identified above, there was $1.6 million of investment in capital leases at September 30, 2004 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.5 million at June 30, 2004. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease losses.

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

Three months ended September 30,
	2004	2003
	(dollars in thousands)
Allowance for lease losses at beginning of period	$ 3,461	$ 4,291
Charge-off of lease investment	(137)	-
Recovery of amounts previously written off	11	12
Provision for lease losses	-	78
Allowance for lease losses at end of period	$ 3,335	$ 4,381

Net investment in capital leases before allowances at end of period	$151,726	$151,040
Allowance for lease losses as percent of net investment in capital leases before allowances at end of period	2.2%	2.9%

          The allowance for lease losses decreased $126,000 to $3.3 million (2.2% of net investment in capital leases before allowances) at September 30, 2004 from $3.5 million (2.2% of net investment in capital leases before allowances) at June 30, 2004. This allowance consisted of $1.1 million allocated to specific accounts and $2.2 million that was unallocated. The reduction in the allowance at September 30, 2004 primarily relates to a reduction in specific non-performing leases due to the favorable resolution of one major account in bankruptcy and the application of payments received related to other problem accounts, which amounts offset new problems identified. The Company considers the allowance for lease losses of $3.3 million at September 30, 2004 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Investment Securities

          The amortized cost, fair value, and carrying value of investment securities at September 30, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
		(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$ 1,017	$ -	$ (15)	$ 1,002	$ 1,017
Time certificate of deposit	2,179	-	-	2,179	2,179
Federal Reserve Bank Stock	553	-	-	553	553
Total held-to-maturity	3,749	-	(15)	3,734	3,749
Available-for-sale
Marketable securities	219	-	-	219	219
Total investment securities	$ 3,968	$ -	$ (15)	$ 3,953	$ 3,968

Liquidity and Capital Resources

          The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2004 and June 30, 2004, the Company's cash and cash equivalents were $64.4 million and $64.9 million, respectively. Stockholders' equity at September 30, 2004 was $204.4 million, or 72% of total assets, compared to $203.8 million, or 74% of total assets, at June 30, 2004. At September 30, 2004, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and OCC.

          Deposits at CalFirst Bank totaled $32.5 million at September 30, 2004, compared to $13.5 million at September 30, 2003. The $19 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the quarters ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
		(dollars in thousands)
Non-interest bearing demand deposits	$ 1,216	n/a	$ 657	n/a
Interest-bearing demand deposits	15	0.49%	37	0.50%
Money market deposits	3,867	2.00%	740	1.74%
Time certificates of deposit less than $100,000	15,002	2.51%	5,705	2.67%
Time certificates of deposit, $100,000 or more	$ 8,392	2.38%	$ 2,940	3.07%

           The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2004, the Company had outstanding non-recourse debt aggregating $14.2 million relating to discounted lease rentals assigned to lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

          In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the three months ended September 30, 2004 the Company did not purchase any shares. As of October 29, 2004, 612,956 shares remain available under this authorization.

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

          As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

There was one report on Form 8-K filed during the three months ended September 30, 2004. The report filed on August 2, 2004 related to the release of the Company's earnings for the year ended June 30, 2004.

(a) Exhibits

Exhibit	Description	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Excutive Officer	17
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	18
32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	19

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
California First National Bancorp
Registrant
DATE: November 12, 2004	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)