Form 10-Q
period 2004-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2005-02-15
CIK 803016

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Mark One]
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        December 31, 2004

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18201 Von Karman, Suite 800 Irvine, California (Address of principal executive offices)	92612 (Zip Code)

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
                                                                              Yes  ☐           No  ☒

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of January 31, 2005, was 11,086,325.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(thousands, except for share amounts)

	December 31, 2004	June 30, 2004
ASSETS

Cash and due from banks	$ 25,338	$ 61,297
Federal funds sold and securities purchased under agreements to resell	9,450	3,575
Total cash and cash equivalents	34,788	64,872
Investment securities	1,576	3,957
Net receivables	2,649	1,464
Property acquired for transactions in process	42,112	30,480
Net investment in capital leases	167,792	153,902
Net equipment on operating leases	36	87
Other assets	2,161	2,242
Discounted lease rentals assigned to lenders	11,223	17,541

	$ 262,337	$ 274,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 4,038	$ 1,624
Accrued liabilities	3,109	4,337
Demand and money market deposits	9,882	3,617
Time certificates of deposit	26,685	20,983
Lease deposits	5,811	5,027
Non-recourse debt	11,223	17,541
Deferred income taxes - including income taxes payable, net	17,034	17,567

	77,782	70,696

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares; authorized; none issued	-	-

Common stock; $.01 par value; 20,000,000 shares authorized; 11,086,325 (Dec. 2004) and 11,038,825 (June 2004) issued and outstanding	111	110

Additional paid in capital	2,922	2,480
Retained earnings	181,522	201,134
Other comprehensive income, net of tax	-	125
	184,555	203,849
	$ 262,337	$ 274,545

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three Months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Direct finance income	$ 4,909	$ 4,676	$ 9,131	$ 9,306
Interest and investment income	236	118	509	211

Total direct finance and interest income	5,145	4,794	9,640	9,517

Interest expense on deposits	222	115	387	180
Provision for lease losses	-	45	-	123

Net direct finance and interest income after provision for lease losses	4,923	4,634	9,253	9,214

Other income
Operating and sales type lease income	1,105	1,272	2,131	2,445
Gain on sale of leases and leased property	1,748	2,818	3,711	5,150
Other income	570	140	701	365

Total other income	3,423	4,230	6,543	7,960

Gross profit	8,346	8,864	15,796	17,174

Selling, general and administrative expenses	5,069	4,850	9,932	9,446

Earnings before income taxes	3,277	4,014	5,864	7,728

Income taxes	1,203	1,545	2,199	2,975

Net earnings	$ 2,074	$ 2,469	$ 3,665	$ 4,753

Basic earnings per common share	$ .19	$ .23	$ .33	$ .43

Diluted earnings per common share	$ .18	$ .22	$ .32	$ .43

Dividends declared per common share outstanding	$ 2.00	$ .10	$ 2.10	$ .20

Weighted average common shares outstanding	11,063	10,935	11,054	10,935

Diluted common shares outstanding	11,310	11,118	11,292	11,096

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$ 3,665	$ 4,753
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	44	106
Sale of leased property previously on operating leases, net	24	6
Interest accretion of estimated residual values	(757)	(875)
Decrease in estimated residual values	2,948	3,914
Provision for lease losses	-	123
Net decrease in deferred income taxes, including income taxes payable	(532)	(5,011)
Net increase in net receivables	(1,186)	(1,465)
Net increase in property acquired for transactions in process	(11,632)	(11,188)
Net increase in accounts payable and accrued liabilities	1,188	327
Increase in lease deposits	783	512
Net cash used for operating activities	(5,455)	(8,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(14,562)	(1,382)
Purchase of leased property on operating leases	(17)	(114)
Sale of investment securities, net	2,256	-
Net decrease (increase) in other assets	80	(252)
Increase in estimated residual values recorded on leases	(1,519)	(1,726)
Net cash used for investing activities	(13,762)	(3,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	5,702	11,981
Net increase in demand and money market deposits	6,265	1,273
Dividends to stockholders	(23,277)	(2,187)
Proceeds from exercise of stock options	443	126
Net cash (used for) provided by financing activities	(10,867)	11,193

NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,084)	(1,079)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,872	67,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34,788	$ 66,261

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$ (6,319)	$(16,635)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$ 388	$ 180
Income Taxes	$ 2,738	$ 7,985

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2004	11,038,825	$ 110	$ 2,480	$ 201,134	$ 125	$ 203,849

Comprehensive income:
Net earnings	-	-	-	3,665	-	3,665

Sale of investment security	-	-	-	-	(125)	(125)
Total comprehensive income						3,540

Shares issued -
Stock options exercised	47,500	1	442	-	-	443

Dividends declared	-	-	-	(23,277)	-	(23,277)

Balance, December 31, 2004	11,086,325	$ 111	$ 2,922	$181,522	$ -	$ 184,555

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (the "Company") Annual Report on Form 10-K for the year ended June 30, 2004. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the readers have read or have access to the 2004 Annual Report on Form 10-K, which contains Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet and stockholders' equity as of December 31, 2004 and the statements of earnings and cash flows for the three and six-month periods ended December 31, 2004 and 2003. The results of operations for the three and six-month periods ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2005.

Certain reclassifications have been made to the fiscal 2004 financial statements to conform with the presentation of the second quarter of fiscal 2005 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At December 31, 2004, the Company had two stock option plans, which are more fully described in Note 1 in the Company's 2004 Annual Report on Form 10-K. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"), the Company adopted the disclosure requirements of SFAS 148. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following proforma amounts:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
(in 000's except per share amounts)
Net earnings	$ 2,074	$ 2,469	$ 3,665	$ 4,753
Pro forma compensation cost, net of tax	(82)	(101)	(163)	(202)
Pro forma net earnings	$ 1,992	$ 2,368	$ 3,502	$ 4,551

Pro forma Basic EPS	$ 0.18	$ 0.22	$ 0.32	$ 0.42

Pro forma Diluted EPS	$ 0.18	$ 0.21	$ 0.31	$ 0.41

On December 16, 2004, the Financial Accounting Standards Board ("FASB"), issued FASB Statement No. 123R (revised 2004), "Share-based Payment" ("SFAS 123R"). This Statement requires entities to expense the estimated fair value of employee stock options and similar awards and provides certain changes to the method for valuing stock-based compensation, among other changes. SFAS 123R will be effective for interim periods and fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R using a modified prospective application under which SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. At December 31, 2004, unamortized compensation expense determined in accordance with SFAS 123R that we expect to record during the first quarter of fiscal 2006 is approximately $47,000 before income taxes. The Company may incur additional expense during the first quarter of fiscal 2006 related to new awards, if any, granted during the last six months of fiscal 2005 that cannot yet be quantified. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

On December 15, 2004, the Company paid a special dividend of $2.00 per outstanding common share, which totaled $22.2 million, to stockholders of record on December 1, 2004. In connection with the distribution, stock options under the Company's two stock option plans held by employees and directors of the Company that were not exercised prior to the distribution date were re-priced to preserve the economic benefit of the stock options at such time. The re-pricing was implemented in accordance with the provisions for an equity restructuring under FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." Accordingly, no compensation expense resulted from the re-pricing of the options. However, because FIN 44 limited the re-pricing adjustments, an additional 136,618 options were granted in order to preserve the economic benefit of the stock options. The exercise price of the re-priced options range from $5.20 to $15.27.

The following table summarizes the stock option activity for the periods indicated:
	Six months ended December 31, 2004		Year ended June 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	944,758	$10.34	1,021,074	$10.25

Granted	-	-	65,000	10.93
Exercised	(47,500)	9.33	(105,316)	9.80
Canceled/expired	(3,000)	12.13	(36,000)	10.62
12/1/04 pre-adjustment options	(894,258)	10.38	-	-
12/1/04 post-adjustment options	1,030,876	9.00	-	-
Options outstanding at end of period	1,030,876	$ 9.00	944,758	$10.34

Options exercisable	822,232		645,158
Weighted average fair value of options granted	N/A		$ 4.38

As of December 31, 2004
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
$ 5.20 - $ 6.82	121,790	6.01	$ 5.28	121,790	$ 5.28
7.26 - 8.81	535,369	5.67	8.06	390,100	7.98
9.85 - 15.27	373,717	4.75	11.57	310,342	11.53
$ 5.20 - $15.27	1,030,876	5.38	$ 9.00	822,232	$ 8.92

NOTE 3 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation ("CalFirst Leasing") and Amplicon, Inc. ("Amplicon"), collectively the "Leasing Companies". The Company has a bank subsidiary, California First National Bank ("CalFirst Bank" or the "Bank"), which is an FDIC-insured national bank. Below is a summary of each segment's financial results for the quarter and six months ended December 31, 2004 and 2003:
			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2004
Net direct and interest income after provision for lease losses	$ 3,905	$ 989	$ 29	$ 4,923
Other income	3,369	54	-	3,423
Gross profit	$ 7,274	$ 1,043	$ 29	$ 8,346
Net income	$ 1,748	$ 288	$ 38	$ 2,074

Quarter ended December 31, 2003
Net direct and interest income after provision for lease losses	$ 4,000	$ 611	$ 23	$ 4,634
Other income	4,140	90	-	4,230
Gross profit	$ 8,140	$ 701	$ 23	$ 8,864
Net income	$ 2,418	$ 29	$ 22	$ 2,469

Six months ended December 31, 2004
Net direct and interest income after provision for lease losses	$ 7,433	$ 1,789	$ 31	$ 9,253
Other income	6,325	218	-	6,543
Gross profit	$13,758	$ 2,007	$ 31	$15,796
Net income	$ 3,185	$ 475	$ 5	$ 3,665

Six months ended December 31, 2003
Net direct and interest income after provision for lease losses	$ 7,885	$ 1,275	$ 54	$ 9,214
Other income	7,854	106	-	7,960
Gross profit	$15,739	$ 1,381	$ 54	$17,174
Net income	$ 4,811	$ 25	$(83)	$ 4,753

Total assets at December 31, 2004	$ 246,200	$ 74,849	$ (58,712)	$ 262,337
Total assets at December 31, 2003	$ 253,272	$ 55,600	$ (35,042)	$ 273,830

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

GENERAL

     California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies. CalFirst Bank gathers deposits using the telephone, the Internet, and direct mail from a centralized location.

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

     The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability of leased property being re-marketed through re-lease or sale, variations in the mix of lease originations, the size and credit quality of the lease portfolio, interest rates and economic conditions in general. The Company's principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company's balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year. As a result, the Company's current exposure to interest rate risk largely results from declines in interest rates and the impact on net direct finance and interest income.

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

      The results for the first six months of fiscal 2005 primarily reflect the impact of a smaller portfolio of assets reaching the end of term, which resulted in an 18% decline in other income compared to the first six months of fiscal 2004. This decrease was not completely offset by higher net direct finance and interest income after provision for lease losses resulting from higher yields earned on cash investments and improved portfolio performance which allowed for the Company to make no provision for lease losses during the first six months.

      The Company has continued efforts to increase the investment in capital leases. New lease bookings during the first six months were up 41% to $79.2 million, and contributed to a 9% increase in the net investment in capital leases. This increase should contribute to growth in direct finance income in coming quarters. During the second quarter of fiscal 2005, lease originations were 22.5% above the level of the second quarter of the prior year, but for the six months, originations were up only 6%. The backlog of approved transactions at December 31, 2004 remained flat compared to June 30, 2004, but was about 4% above the level of a year ago. Property acquired for transactions in process was up 34% from the level at June 30, 2004 to $42 million, despite the increased bookings. These indicators should point toward a higher level of lease bookings for the full fiscal year and growth in the investment in capital leases.

Consolidated Statement of Earnings Analysis

      Summary -- For the second quarter ended December 31, 2004, net earnings of $2.1 million decreased $395,000, or 16.0%, compared to $2.5 million for the second quarter ended December 31, 2003. Diluted earnings per share decreased 18.2% to $0.18 per share for the second quarter of fiscal 2005 compared to $0.22 per share for the second quarter of the prior year. The results of the second quarter of fiscal 2005 reflect higher net direct finance and interest income, lower income from end-of-term transactions and an increase in selling, general and administrative ("S,G&A") expenses. The volume of new lease transactions booked during the second quarter of fiscal 2005 was $49.5 million, a 47.9% increase from the same quarter of the prior year.

     For the six months ended December 31, 2004, net earnings of $3.7 million decreased $1.1 million, or 22.9%, compared to the six months ended December 31, 2003. Diluted earnings per share decreased 25.6% to $0.32 for the first six months of fiscal 2005 compared to $0.43 for the same period of the prior year. The results of the first six months of fiscal 2005 reflects slightly higher net direct finance and interest income, lower income from end-of-term transactions and higher S,G&A expenses. The volume of new lease transactions booked during the six months ended December 31, 2004 was $79.2 million, a 41.2% increase from the same period of the prior year.

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

     Net direct finance and interest income was $4.9 million for the quarter ended December 31, 2004, a $244,000, or 5.2%, increase compared to the same quarter of the prior year. Direct finance income of $4.9 million increased by $233,000 as a result of the 8% increase in the average investment in capital leases held in the Company's own portfolio, which offset the lower average yields earned. Interest income on investments increased by $118,000 due primarily to an increase in interest rates. Interest expense on deposits was $222,000 for the second quarter of fiscal 2005 compared to $115,000 for the same quarter of the prior year, primarily reflecting an increase in average deposit balances together with an increase in rates.

     For the six months ended December 31, 2004, net direct finance and interest income remained relatively flat at $9.3 million, compared to the same period of the prior year. Direct finance income of $9.1 million decreased by $175,000 as a result of lower yields on a 6% increase in the average investment in capital leases held in our own portfolio. Interest income on investments increased by $298,000 due to the higher yields on lower investment balances during the period. Interest expense on deposits was $387,000 for the first six months of fiscal 2005 compared to $180,000 for the same period of the prior year, reflecting an increase in average deposit balances and a very slight increase in rates.

     The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
	Quarter ended			Six Months ended
	December 31, 2004 vs 2003			December 31, 2004 vs 2003
	Volume	Rate	Total	Volume	Rate	Total
			(in thousands)
Interest income
Net investment in capital leases	$ 373	$ (140)	$ 233	$ 567	$ (742)	$ (175)
Discounted lease rentals	(262)	(11)	(273)	(662)	(26)	(688)
Federal funds sold	(2)	28	26	(2)	37	35
Investment securities	(1)	9	8	22	10	32
Interest-bearing investments	(14)	98	84	(19)	250	231
	94	(16)	78	(94)	(471)	(565)
Interest expense
Non-recourse debt	(262)	(11)	(273)	(662)	(26)	(688)
Demand and money market deposits	32	6	38	45	10	55
Time certificates of deposits	45	24	69	141	11	152
	(185)	19	(166)	(476)	(5)	(481)
	$ 279	$ (35)	$ 244	$ 382	$(466)	$ (84)

    The following tables present the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2004			December 31, 2003
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 47,010	$ 160	1.4%	$ 57,637	$ 76	0.5%
Federal funds sold	8,966	51	2.3%	9,788	26	1.1%
Investment securities	2,120	25	4.7%	2,187	16	2.9%
Net investment in capital leases including discounted lease rentals (1,2)	172,927	5,135	11.9%	175,138	5,175	11.8%
Total interest-bearing assets	231,023	5,371	9.3%	244,750	5,293	8.7%
Other assets	46,310			30,480
	$277,333			$275,230
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 8,983	49	2.2%	$ 2,124	10	1.9%
Time deposits	24,961	173	2.8%	17,501	105	2.4%
Non-recourse debt	12,677	226	7.1%	26,725	499	7.5%
Total interest-bearing liabilities	46,621	448	3.8%	46,350	614	5.3%
Other liabilities	31,003			29,750
Shareholders' equity	199,709			199,130
	$277,333			$275,230
Net interest income		$ 4,923	5.5%		$ 4,679	3.4%
Net direct finance and interest income to average interest-bearing assets			8.5%			7.6%
Average interest-bearing assets over average interest-bearing liabilities			495.5%			528.0%

	Six months ended			Six months ended
	December 31, 2004			December 31, 2003
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 52,508	$ 377	1.4%	$ 60,246	$ 147	0.5%
Federal funds sold	7,421	74	2.0%	7,862	39	1.0%
Investment securities	2,820	58	4.1%	1,487	25	3.4%
Net investment in capital leases including discounted lease rentals (1,2)	170,506	9,660	11.3%	178,575	10,523	11.8%
Total interest-bearing assets	233,255	10,169	8.7%	248,170	10,734	8.7%
Other assets	43,854			27,675
	$277,109			$275,845
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 6,389	68	2.1%	$ 1,451	13	1.8%
Time deposits	24,117	319	2.6%	13,073	167	2.5%
Non-recourse debt	14,292	529	7.4%	31,326	1,217	7.8%
Total interest-bearing liabilities	44,798	916	4.1%	45,850	1,397	6.1%
Other liabilities	30,776			31,546
Shareholders' equity	201,535			198,449
	$277,109			$275,845
Net interest income		$ 9,253	4.6%		$ 9,337	2.6%
Net direct finance and interest income to average interest-bearing assets			7.9%			7.5%
Average interest-bearing assets over average interest-bearing liabilities			520.7%			541.3%

(1)  Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $11.2 and $17.5 million at December 31, 2004 and 2003, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.
(2)  Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

      Provision for Lease Losses -- The Company did not have a provision for lease losses in the second quarter and first six months of fiscal 2005, compared to $45,000 and $123,000, respectively for the same periods in the prior year. A provision was not necessary since the overall level of reserves required remained relatively unchanged during the periods. This stability reflects a decrease in the volume of problem leases, which offset any provision related to growth in the investment in capital leases.

     Other Income -- Total other income for the quarter ended December 31, 2004 decreased by $807,000, or 19.1%, to $3.4 million, compared to $4.2 million for the same quarter of the prior fiscal year. The decrease in other income is primarily due to a $1.1 million, or 38%, decrease in gain on sale of leases and leased property to $1.7 million for the second quarter of fiscal 2005 from $2.8 million for the same period of the prior year. This reflected a significant decrease in income from leases reaching their end-of-term during the quarter. Operating and sales-type lease income of $1.1 million for second quarter of fiscal 2005 decreased $167,000 compared to the second quarter of fiscal 2004 due to a lower level of short-term lease renewals. Other income increased $431,000 to $570,000 for the second quarter ended December 31, 2004, reflecting fees related to leases terminated in prior periods and a $235,000 gain on sale of an investment security.

    For the six months ended December 31, 2004, total other income was $6.5 million compared to $8.0 million for the six months ended December 31, 2003, an 18% decrease. Gain on sale of leases and leased property for the first six months of fiscal 2005 of $3.7 million decreased $1.4 million compared to the same period of the prior year due to lower volume of leased property sales. Operating and sales-type lease income of $2.1 million decreased by $314,000 during the first six months of fiscal 2005 from $2.4 million for the same period of fiscal 2004 due to a lower volume of short-term lease renewals. Other income increased $336,000 to $701,000 for the six months ended December 31, 2004 from the same period of the prior year, again reflecting fees related to leases terminated in prior periods and the gain on sale of an investment security.

    Selling, General, and Administrative Expenses -- S,G&A expenses increased by $219,000, or 5%, to $5.1 million during the second quarter of fiscal 2005 compared to $4.9 million during the second quarter of fiscal 2004. For the first six months of fiscal 2005, S,G&A expenses increased $486,000, or 5%, to $9.9 million from $9.4 million reported for the first six months of the prior fiscal year. The increase in S,G&A for both periods is due to higher costs related to the development of the sales organization, expanded marketing programs and higher expenses related to updating systems and facilities.

    Taxes - Taxes were accrued at a tax rate of 37.5% for the six months ended December 31, 2004 compared to 38.5% for the first six months ended December 31, 2003, representing the estimated annual tax rate for the fiscal years ending June 30, 2005 and 2004, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

     The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. Over the past few years, the Company has funded a significantly greater percentage of new lease transactions internally. In both the six months ended December 31, 2004 and 2003, approximately 92% of the total dollar amount of new leases booked by the Company was held in its own portfolios. At December 31, 2004, the Company's net investment in capital leases was $167.8 million compared to $153.9 million at June 30, 2004. The portfolio at December 31, 2004 included an increase of $14.6 million in the net investment in lease receivables, offset by a $700,000 reduction in the investment in estimated residual values.

    The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At December 31, 2004, the Company's investment in property acquired for transactions in process was $42.1 million, which related to approved lease commitments of approximately $112.6 million. This compared to $30.5 million invested in property acquired for transactions in process at June 30, 2004, which related to approximately $113.3 million of approved lease commitments and an increase of $10.6 million from December 31, 2003.

     The Company monitors the performance of all leases held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases ten or more days delinquent is conducted. Lessees who are delinquent with the Company or an assignee are coded in the Company's accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases will be discontinued when the lessee becomes ninety days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non-accrual earlier if the Company has significant doubt about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee's financial condition or other relevant factors.

The following table summarizes the Company's non-performing capital leases:
	December 31, 2004	June 30, 2004
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$1,417	$2,011
Restructured leases	288	354
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$1,705	$2,365
Non-performing assets as % of total investment in capital leases	0.9%	1.4%

     In addition to the non-performing capital leases identified above, there was $2.0 million of investment in capital leases at December 31, 2004 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.5 million at June 30, 2004. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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
	Six months ended December 31,
	2004	2003
	(dollars in thousands)
Allowance for lease losses at beginning of period	$ 3,461	$ 4,213
Charge-off of lease receivables	(137)	(7)
Recovery of amounts previously written off	11	19
Provision for lease losses	-	123
Allowance for lease losses at end of period	$ 3,335	$ 4,348

Net investment in capital leases at end of period	$171,048	$150,691
Allowance for lease losses as percent of net investment in capital leases at end of period	1.9%	2.9%

    The allowance for lease losses decreased $126,000 to $3.3 million (1.9% of net investment in capital leases) at December 31, 2004 from $3.5 million (2.2% of net investment in capital leases) at June 30, 2004. This allowance consisted of $1.1 million allocated to specific accounts and $2.2 million that was unallocated compared to June 30, 2004 where $1.2 million was allocated to specific accounts and $2.3 million that was unallocated. The reduction in the allowance at December 31, 2004 primarily relates to a reduction in specific non-performing leases due to the favorable resolution of several problem accounts and the application of payments received related to other problem accounts, which amounts offset new problems identified and inherent losses related to the growth in the investment in capital leases. The Company considers the allowance for lease losses of $3.3 million at December 31, 2004 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Investment Securities

     The Company's investment securities are classified as held-to-maturity. The amortized cost, fair value, and carrying value of investment securities at December 31, 2004 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$ 1,011	$ -	$ (7)	$ 1,004	$ 1,011
Federal Reserve Bank Stock	565	-	-	565	565
Total held-to-maturity	$ 1,576	$ -	$ (7)	$ 1,569	$ 1,576

Liquidity and Capital Resources

     The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At December 31, 2004 and June 30, 2004, the Company's cash and cash equivalents were $34.8 million and $64.9 million, respectively. Stockholders' equity at December 31, 2004 was $184.6 million, or 70% of total assets, compared to $203.8 million, or 74% of total assets, at June 30, 2004. The decrease in both cash and stockholders' equity reflects the payment of a special dividend on December 15, 2004, which aggregated to $22.2 million. At December 31, 2004, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and OCC.

     Deposits at CalFirst Bank totaled $36.6 million at December 31, 2004, compared to $20.8 million at December 31, 2003. The $15.8 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2004 and 2003:
	Six months ended December 31,
	2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
Non-interest bearing demand deposits	$ 1,229	n/a	$ 556	n/a
Interest-bearing demand deposits	26	0.49%	55	0.50%
Money market deposits	6,363	2.13%	1,396	1.88%
Time deposits less than $100,000	15,143	2.65%	8,550	2.44%
Time deposits, $100,000 or more	$ 8,974	2.56%	$ 4,522	2.69%

     The Leasing Companies' capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2004, the Company had outstanding non-recourse debt aggregating $11.2 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

     The following table summarizes various contractual obligations to make and receive future payments as of December 31, 2004. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company's future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$ 26,685	$ 16,695	$ 9,990	$ -
Deposits without a stated maturity	9,882	9,882	-	-
Operating lease rental expense	3,290	883	2,407	-
Lease property purchases (1)	70,531	70,531	-	-
Total contractual commitments	$ 110,388	$ 97,991	$ 12,397	$ -

Contractual Cash Receipts
Lease payments receivable (2)	$ 175,314	$ 94,477	$ 80,837	$ -
Cash - current balance	34,788	34,788	-	-
Total projected cash availability	210,102	129,265	80,837	-
Net projected cash inflow	$ 99,714	$ 31,274	$ 68,440	$ -

(1)  Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)  Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

     In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the six months ended December 31, 2004 the Company did not repurchase any shares. As of January 31, 2005, 612,956 shares remain available under this authorization.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

There were three reports on Form 8-K filed during the three months ended December 31, 2004. The report filed on October 26, 2004 related to the release of the Company's earnings for the quarter ended September 30, 2004. The report filed on November 19, 2004 related to the announcement of the special dividend payable on December 15, 2004. The report filed on November 23, 2004 related to the approval of an amendment to the Amended and Restated Stock Option Plan of California First National Bancorp and to The 1995 Equity Participation Plan of California First National Bancorp.

(a)	Exhibits		Page
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	20
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	21
	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	22

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant
DATE: February 14 , 2005	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)