Form 10-Q
period 2005-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2005-05-11
CIK 803016

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Mark One]
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        March 31, 2005

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
                                                                              Yes  ☐           No  ☒

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of April 30, 2005, was 11,094,387.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(thousands, except for share amounts)

	March 31, 2005	June 30, 2004
ASSETS

Cash and due from banks	$ 31,112	$ 61,297
Federal funds sold and securities purchased under agreements to resell	16,065	3,575
Total cash and cash equivalents	47,177	64,872
Investment securities	1,570	3,957
Net receivables	2,171	1,464
Property acquired for transactions in process	29,597	30,480
Net investment in capital leases	183,828	153,902
Net equipment on operating leases	30	87
Other assets	2,262	2,242
Discounted lease rentals assigned to lenders	8,075	17,541

	$ 274,710	$ 274,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 5,533	$ 1,624
Accrued liabilities	4,407	4,337
Demand and money market deposits	10,492	3,617
Time certificates of deposit	38,354	20,983
Lease deposits	5,701	5,027
Non-recourse debt	8,075	17,541
Deferred income taxes - including income taxes payable, net	16,742	17,567

	89,304	70,696

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares; authorized; none issued	-	-

Common stock; $.01 par value; 20,000,000 shares authorized; 11,094,283 (March 2005) and 11,038,825 (June 2004) issued and outstanding	111	110

Additional paid in capital	2,978	2,480
Retained earnings	182,317	201,134
Other comprehensive income, net of tax	-	125
	185,406	203,849
	$ 274,710	$ 274,545

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three Months ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
Direct finance income	$ 4,969	$ 4,816	$14,100	$14,122
Interest and investment income	186	223	695	435

Total direct finance and interest income	5,155	5,039	14,795	14,557

Interest expense on deposits	264	118	651	298
Provision for lease losses	152	41	152	164

Net direct finance and interest income after provision for lease losses	4,739	4,880	13,992	14,095

Other income
Operating and sales-type lease income	1,036	1,757	3,167	4,201
Gain on sale of leases and leased property	2,192	2,486	5,902	7,636
Other income	202	409	904	774

Total other income	3,430	4,652	9,973	12,611

Gross profit	8,169	9,532	23,965	26,706

Selling, general and administrative expenses	5,121	5,028	15,053	14,474

Earnings before income taxes	3,048	4,504	8,912	12,232

Income taxes	1,143	1,734	3,342	4,709

Net earnings	$ 1,905	$ 2,770	$ 5,570	$ 7,523

Basic earnings per common share	$ .17	$ .25	$ .50	$ .69

Diluted earnings per common share	$ .17	$ .25	$ .49	$ .67

Dividends declared per common share outstanding	$ .10	$ .10	$ 2.20	$ .30

Weighted average common shares outstanding	11,089	10,998	11,066	10,956

Diluted common shares outstanding	11,408	11,248	11,334	11,155

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$ 5,570	$ 7,523
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	51	155
Sale of leased property previously on operating leases, net	56	20
Interest accretion of estimated residual values	(1,136)	(1,296)
Decrease in estimated residual values	4,089	5,773
Provision for lease losses	152	164
Net decrease in deferred income taxes, including income taxes payable	(824)	(4,238)
Net increase in net receivables	(707)	(1,600)
Net decrease (increase) in property acquired for transactions in process	883	(7,444)
Net increase in accounts payable and accrued liabilities	3,979	303
Increase (decrease) in lease deposits	673	(1,189)
Net cash provided by (used for) operating activities	12,786	(1,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(30,701)	(9,688)
Purchase of leased property on operating leases	(49)	(238)
Sale of investment securities	2,279	4
Purchase of investment securities	(17)	(1,234)
Net increase in other assets	(20)	(313)
Increase in estimated residual values recorded on leases	(2,330)	(3,238)
Net cash used for investing activities	(30,838)	(14,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	17,371	13,229
Net increase in demand and money market deposits	6,874	727
Dividends to stockholders	(24,387)	(3,291)
Proceeds from exercise of stock options	499	1,016
Net cash provided by financing activities	357	11,681

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,695)	(4,855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,872	67,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 47,177	$ 62,485

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$ (9,466)	$(18,930)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$ 655	$ 298
Income Taxes	$ 4,173	$ 8,946

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2004	11,038,825	$ 110	$ 2,480	$ 201,134	$ 125	$ 203,849

Comprehensive income:
Net earnings	-	-	-	5,570	-	5,570

Sale of investment security	-	-	-	-	(125)	(125)
Total comprehensive income						5,445

Shares issued -
Stock options exercised	55,458	1	498	-	-	499

Dividends declared	-	-	-	(24,387)	-	(24,387)

Balance, March 31, 2005	11,094,283	$ 111	$ 2,978	$ 182,317	$ -	$ 185,406

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet and stockholders' equity as of March 31, 2005 and the statements of earnings for the three and nine-month periods and cash flows for the nine month periods ended March 31, 2005 and 2004. The results of operations for the three and nine-month periods ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2005.

Certain reclassifications have been made to the fiscal 2004 financial statements to conform with the presentation of the third quarter of fiscal 2005 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At March 31, 2005, the Company had two stock option plans, which are more fully described in Note 1 in the Company's 2004 Annual Report on Form 10-K. The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"), the Company adopted the disclosure requirements of SFAS 148. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following proforma amounts:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
(in 000's except per share amounts)
Net earnings	$ 1,905	$ 2,770	$ 5,570	$ 7,523
Pro forma compensation cost, net of tax	(82)	(108)	(245)	(324)
Pro forma net earnings	$ 1,823	$ 2,662	$ 5,325	$ 7,199

Pro forma Basic EPS	$ 0.16	$ 0.24	$ 0.48	$ 0.66

Pro forma Diluted EPS	$ 0.16	$ 0.24	$ 0.47	$ 0.65

On December 16, 2004, the Financial Accounting Standards Board ("FASB"), issued FASB Statement No. 123R (revised 2004), "Share-based Payment" ("SFAS 123R"). This Statement requires entities to expense the estimated fair value of employee stock options and similar awards and provides certain changes to the method for valuing stock-based compensation, among other changes. SFAS 123R will be effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R using a modified prospective application under which SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. At March 31, 2005, unamortized compensation expense determined in accordance with SFAS 123R that we expect to record during the first quarter of fiscal 2006 is approximately $47,000 before income taxes using the same assumptions disclosed in the annual report on Form 10-K. The Company may incur additional expense during the first quarter of fiscal 2006 related to new awards, if any, granted during the last three months of fiscal 2005 that cannot yet be quantified. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

The following table summarizes the stock option activity for the periods indicated:
	Nine months ended March 31, 2005		Year ended June 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	944,758	$10.34	1,021,074	$10.25

Granted	-	-	65,000	10.93
Exercised	(55,458)	9.00	(105,316)	9.80
Canceled/expired	(3,000)	12.13	(36,000)	10.62
12/1/04 pre-adjustment options	(894,258)	10.38	-	-
12/1/04 post-adjustment options	1,030,876	9.00	-	-
Options outstanding at end of period	1,022,918	$ 9.02	944,758	$10.34

Options exercisable	823,278		645,158
Weighted average fair value of options granted	N/A		$ 4.38

As of March 31, 2005
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
$ 5.20 - $ 7.26	138,518	5.27	$ 5.54	138,518	$ 5.54
7.80 - 8.81	510,683	5.62	8.09	368,069	8.03
9.85 - 15.27	373,717	4.51	11.57	316,691	11.53
$ 5.20 - $15.27	1,022,918	5.17	$ 9.02	823,278	$ 8.95

NOTE 3 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation ("CalFirst Leasing") and Amplicon, Inc. ("Amplicon"), collectively the "Leasing Companies". The Company has a bank subsidiary, California First National Bank ("CalFirst Bank" or the "Bank"), which is an FDIC-insured national bank. Below is a summary of each segment's financial results for the quarter and nine months ended March 31, 2005 and 2004:
			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2005
Net direct and interest income after provision for lease losses	$ 3,745	$ 993	$ 1	$ 4,739
Other income	3,160	276	(6)	3,430
Gross profit	$ 6,905	$ 1,269	$ (5)	$ 8,169
Net income	$ 1,424	$ 507	$ (26)	$ 1,905

Quarter ended March 31, 2004
Net direct and interest income after provision for lease losses	$ 3,977	$ 891	$ 12	$ 4,880
Other income	4,633	18	1	4,652
Gross profit	$ 8,610	$ 909	$ 13	$ 9,532
Net income	$ 2,593	$ 221	$ (44)	$ 2,770

Nine months ended March 31, 2005
Net direct and interest income after provision for lease losses	$11,178	$ 2,782	$ 32	$13,992
Other income	9,485	494	(6)	9,973
Gross profit	$20,663	$ 3,276	$ 26	$23,965
Net income	$ 4,609	$ 982	$ (21)	$ 5,570

Nine months ended March 31, 2004
Net direct and interest income after provision for lease losses	$11,862	$ 2,167	$ 66	$14,095
Other income	12,487	124	-	12,611
Gross profit	$24,349	$ 2,291	$ 66	$26,706
Net income	$ 7,404	$ 246	$(127)	$ 7,523

Total assets at March 31, 2005	$ 249,041	$ 88,538	$ (62,869)	$ 274,710
Total assets at March 31, 2004	$ 260,710	$ 57,083	$ (43,953)	$ 273,840

NOTE 4 - CAPITAL LEASES

The Company's net investment in capital leases consists of the following:

	March 31,	June 30,
	2005	2004
	(in thousands)
Minimum lease payments receivable	$194,123	$158,234
Estimated residual value	14,625	15,673
	208,748	173,907
Less allowance for lease losses	(2,868)	(2,635)
Less valuation allowance for estimated residual value	(482)	(748)
	205,398	170,524
Less unearned income	(21,570)	(16,622)
Net investment in capital leases	$183,828	$153,902

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4,543,852 and $4,622,055 at March 31, 2005 and June 30, 2004, respectively.

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

     The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new lease originations, the volume and profitability of leased property being re-marketed through re-lease or sale, variations in the mix of lease originations, the size and credit quality of the lease portfolio, interest rates and economic conditions in general. The Company's principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company's balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year. As a result, the Company's current exposure to interest rate risk largely relates to declines in interest rates and the impact on net direct finance and interest income.

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

      The results for the first nine months of fiscal 2005 continue to reflect the impact of a smaller portfolio of assets reaching the end of term, which resulted in a 21% decline in other income compared to the first nine months of fiscal 2004. New lease bookings during the first nine months of fiscal 2005 of $126 million were up 30% from the first nine months of the prior fiscal year and contributed to a 19% increase in the net investment in capital leases to $183.8 million at March 31, 2005. The volume of bookings and growth in investment in capital leases is close to plan, but the increase in direct finance income is lower due in part to the timing of completing lease bookings and the recognition of income. Direct finance income should begin to increase in coming quarters. The growth in direct finance income is also lower than the growth in the investment in lease receivables due to lower yields that result from a lower interest rate environment.

      During the third quarter of fiscal 2005, new lease transactions approved, "lease originations," were 12.2% below the level of the third quarter of the prior year, but for the nine months, originations were up 6.7%. The backlog of approved transactions at March 31, 2005 was about 21% below the level at June 30, 2004, but was almost 13% above the level of a year ago. Property acquired for transactions in process of $29.6 million was relatively flat compared to the level at June 30, 2004, reflecting the high level of lease completions and bookings when compared to the level of originations.

      In the fourth quarter of fiscal 2005, the Company received payment of $1.84 million that related to a claim for amounts due from a lessee in bankruptcy. A substantial portion of these proceeds will be recognized during the fourth quarter of fiscal 2005 as direct finance income and gain on sale of leased property, although such amounts primarily relate to amounts due in prior years.

Consolidated Statement of Earnings Analysis

      Summary -- For the third quarter ended March 31, 2005, net earnings of $1.9 million decreased $865,000, or 31.2%, compared to $2.8 million for the third quarter ended March 31, 2004. Diluted earnings per share decreased 32.0% to $0.17 per share for the third quarter of fiscal 2005 compared to $0.25 per share for the third quarter of the prior year. The results of the third quarter of fiscal 2005 reflect significantly lower income from end-of-term transactions, higher total direct finance and interest income which was more than offset by increased interest expense and a higher provision for lease losses, and an increase in selling, general and administrative ("SG&A") expenses. The volume of new lease transactions booked during the third quarter of fiscal 2005 was $46.8 million, a 14.5% increase from the same quarter of the prior year.

     For the nine months ended March 31, 2005, net earnings of $5.6 million decreased $1.9 million, or 26.0%, compared to the nine months ended March 31, 2004. Diluted earnings per share decreased 26.9% to $0.49 for the first nine months of fiscal 2005 compared to $0.67 for the same period of the prior year. The results of the first nine months of fiscal 2005 reflect a $2.6 million decrease in income from end-of-term transactions, higher total direct finance and interest income that was offset by a higher interest expense, and higher S,G&A expenses.

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

     Net direct finance and interest income was $4.7 million for the quarter ended March 31, 2005, a $141,000, or 2.9%, decrease compared to the same quarter of the prior year. Direct finance income of $5.0 million increased by $153,000 as a result of the 16% increase in the average investment in capital leases held in the Company's own portfolio, which was offset by lower average yields earned. Interest and investment income decreased by $37,000 due to a decline in average balances partially offset by an increase in interest rates. Interest expense on deposits was $264,000 for the third quarter of fiscal 2005 compared to $118,000 for the same quarter of the prior year, primarily reflecting an increase in average deposit balances together with an increase in rates.

     For the nine months ended March 31, 2005, net direct finance and interest income decreased $103,000, or 0.7%, to $14.0 million, compared to the same period of the prior year. Direct finance income of $14.1 remained relatively flat as a result of lower yields equally offset by a 7% increase in the average investment in capital leases. Interest income on investments increased by $260,000 due to the higher yields on lower investment balances during the period. Interest expense on deposits was $651,000 for the first nine months of fiscal 2005 compared to $298,000 for the same period of the prior year, reflecting an increase in average deposit balances and an increase in rates.

     The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
	Quarter ended			Nine Months ended
	March 31, 2005 vs 2004			March 31, 2005 vs 2004
	Volume	Rate	Total	Volume	Rate	Total
			(in thousands)
Interest income
Net investment in capital leases	$ 767	$(614)	$ 153	$1,036	$(1,058)	$ (22)
Discounted lease rentals	(224)	(9)	(233)	(687)	(234)	(921)
Federal funds sold	5	34	39	2	72	74
Investment securities	(19)	7	(12)	(19)	40	21
Interest-bearing investments	(86)	22	(64)	(51)	216	165
	443	(560)	(117)	281	(964)	(683)
Interest expense
Non-recourse debt	(224)	(9)	(233)	(687)	(234)	(921)
Demand and money market deposits	27	11	38	44	49	93
Time certificates of deposits	76	32	108	126	134	260
	(121)	34	(87)	(517)	(51)	(568)
	$ 564	$(594)	$ (30)	$ 798	$ (913)	$(115)

    The following tables present the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2005			March 31, 2004
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 26,299	$ 106	1.6%	$ 53,170	$ 170	1.3%
Federal funds sold	10,040	58	2.3%	8,040	19	0.9%
Investment securities	1,573	22	5.6%	3,656	33	3.6%
Net investment in capital leases including discounted lease rentals (1,2)	185,759	5,135	11.1%	174,060	5,215	12.0%
Total interest-bearing assets	223,671	5,321	9.5%	238,926	5,437	9.1%
Other assets	41,755			34,423
	$265,426			$273,349
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 8,120	50	2.5%	$ 2,560	12	1.9%
Time deposits	31,322	214	2.8%	18,170	105	2.3%
Non-recourse debt	9,740	166	6.8%	22,223	399	7.2%
Total interest-bearing liabilities	49,182	430	3.5%	42,953	516	4.8%
Other liabilities	31,305			29,250
Shareholders' equity	184,939			201,146
	$265,426			$273,349
Net interest income		$ 4,891	6.0%		$ 4,921	4.3%
Net direct finance and interest income to average interest-bearing assets			8.7%			8.2%
Average interest-bearing assets over average interest-bearing liabilities			454.8%			556.2%

	Nine months ended			Nine months ended
	March 31, 2005			March 31, 2003
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-bearing deposits with banks	$ 44,741	$ 484	1.4%	$ 58,157	$ 317	0.7%
Federal funds sold	8,266	132	2.1%	7,595	59	1.0%
Investment securities	2,445	79	4.3%	2,230	58	3.5%
Net investment in capital leases including discounted lease rentals (1,2)	175,756	14,795	11.2%	177,650	15,738	11.8%
Total interest-bearing assets	231,208	15,490	8.9%	245,632	16,172	8.8%
Other assets	42,705			29,416
	$273,913			$275,048
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 6,991	119	2.3%	$ 1,818	26	1.9%
Time deposits	26,611	532	2.7%	14,760	272	2.5%
Non-recourse debt	12,778	695	7.3%	28,476	1,616	7.6%
Total interest-bearing liabilities	46,380	1,346	3.9%	45,054	1,914	5.7%
Other liabilities	30,938			30,620
Shareholders' equity	196,595			199,374
	$273,913			$275,048
Net interest income		$14,144	5.0%		$14,258	3.1%
Net direct finance and interest income to average interest-bearing assets			8.2%			7.7%
Average interest-bearing assets over average interest-bearing liabilities			498.5%			545.2%

(1)  Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $8.1 and $21.1 million at March 31, 2005 and 2004, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.
(2)  Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

      Provision for Lease Losses -- The Company's provision for lease losses in the third quarter and nine months ended March 31, 2005 was $152,000 and $152,000, respectively, compared to $41,000 and $164,000, respectively, for the same periods of the prior fiscal year. The need for the provision for lease losses in the third quarter of fiscal 2005 was determined largely due to the growth in the overall portfolio and a higher percentage of lower rated, riskier assets. Despite the increase in special mention assets, the level of delinquencies and identified problem leases has not increased during the fiscal year. However, the Company has seen some weakening in credit parameters in certain industry segments.

     Other Income -- Total other income for the quarter ended March 31, 2005 decreased by $1.2 million, or 26.3%, to $3.4 million, compared to $4.7 million for the same quarter of the prior fiscal year. The decrease in other income is largely due to a lower level of lease extensions that resulted in a $718,000, or 40.9%, decrease in operating and sale-type lease income to $1.0 million for the third quarter of fiscal 2005 from $1.8 million for the same period of the prior year. Gain on sale of leases and leased property income decreased $294,000 to $2.2 million for third quarter of fiscal 2005, compared to $2.5 million the third quarter of fiscal 2004, due to lower volume of leases reaching their end-of-term during the current quarter. Other income decreased $207,000 to $202,000 for the third quarter ended March 31, 2005 reflecting lower fee income.

    For the nine months ended March 31, 2005, total other income was $10.0 million compared to $12.6 million for the nine months ended March 31, 2004, a 20.9% decrease. Gain on sale of leases and leased property for the first nine months of fiscal 2005 of $5.9 million decreased $1.7 million compared to the same period of the prior year due to lower volume of leased property sales. Operating and sales-type lease income of $3.2 million decreased by $1.0 million during the first nine months of fiscal 2005 from $4.2 million for the same period of fiscal 2004 due to a lower income from lease renewals. Other income increased $130,000 to $904,000 for the nine months ended March 31, 2005 from the same period of the prior year benefiting from a gain on sale of an investment security.

    Selling, General, and Administrative Expenses -- S,G&A expenses increased by $93,000, or 1.9%, to $5.1 million during the third quarter of fiscal 2005 compared to $5.0 million during the third quarter of fiscal 2004. For the first nine months of fiscal 2005, S,G&A expenses increased $579,000, or 4.0%, to $15.1 million from $14.5 million reported for the first nine months of the prior fiscal year. The increase in S,G&A for both periods is due to higher administrative costs required to manage the growth in the portfolio as well as higher costs related to the development of the sales organization and expanded marketing programs.

    Taxes - Taxes were accrued at a tax rate of 37.5% for the nine months ended March 31, 2005 compared to 38.5% for the first nine months ended March 31, 2004, representing the estimated annual tax rate for the fiscal years ending June 30, 2005 and 2004, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

     The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. A small portion of leases are discounted to banks or finance companies on a non-recourse basis at fixed interest rates. Leases that are not assigned to financial institutions are held in internal portfolios. During the nine months ended March 31, 2005, approximately 89.5% of the total dollar amount of new leases booked by the Company was held in its own portfolios, compared to 93.2% for the nine months ended March 31, 2004, as the Company discounted a slightly greater percentage of leases to banks or finance companies. At March 31, 2005, the Company's net investment in capital leases was $183.8 million compared to $153.9 million at June 30, 2004. The portfolio at March 31, 2005 included an increase of $30.5 million in the net investment in lease receivables, offset by a $623,000 reduction in the investment in estimated residual values.

   The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At March 31, 2005, the Company’s investment in property acquired for transactions in process was $29.6 million, which related to approved lease commitments of approximately $89.7 million. This compared to $30.5 million invested in property acquired for transactions in process at June 30, 2004, which related to approximately $113.3 million of approved lease commitments, and transactions in process of $27.7 million at March 31, 2004.

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

The following table summarizes the Company's non-performing capital leases:
	March 31, 2005	June 30, 2004
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$1,549	$2,011
Restructured leases	177	354
Leases past due 90 days (other than above)	19	-
Total non-performing capital leases	$1,745	$2,365
Non-performing assets as % of total investment in capital leases	0.8%	1.4%

     In addition to the non-performing capital leases identified above, there was $1.7 million of net investment in capital leases at March 31, 2005 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.5 million at June 30, 2004. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.

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
	Nine months ended March 31,
	2005	2004
	(dollars in thousands)
Allowance for lease losses at beginning of period	$ 3,461	$ 4,213
Charge-off of lease receivables	(228)	(105)
Recovery of amounts previously written off	33	121
Provision for lease losses	152	164
Allowance for lease losses at end of period	$ 3,418	$ 4,393

Net investment in capital leases at end of period before reserves	$187,178	$159,074
Allowance for lease losses as percent of net investment in capital leases at end of period	1.8%	2.8%

   The allowance for lease losses decreased $44,000 to $3.4 million (1.8% of net investment in capital leases) at March 31, 2005 from $3.5 million (2.2% of net investment in capital leases) at June 30, 2004. This allowance included $1.05 million allocated to specific accounts and $2.36 million that was unallocated compared to $1.2 million allocated to specific accounts at June 30, 2004 and $2.3 million that was unallocated. The reduction in the allowance at March 31, 2005 primarily relates to a reduction in specific non-performing leases that resulted from payments received that reduced balances; however, inherent losses related to the growth in the investment in capital leases and a higher volume of higher risk assets warranted a $152,000 provision. The Company considers the allowance for lease losses of $3.4 million at March 31, 2005 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Investment Securities

     The Company's investment securities are classified as held-to-maturity. The amortized cost, fair value, and carrying value of investment securities at March 31, 2005 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$ 1,005	$ -	$ (20)	$ 985	$ 1,005
Federal Reserve Bank Stock	565	-	-	565	565
Total held-to-maturity	$ 1,570	$ -	$ (20)	$ 1,550	$ 1,570

Liquidity and Capital Resources

     The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At March 31, 2005 and June 30, 2004, the Company's cash and cash equivalents were $47.2 million and $64.9 million, respectively. Stockholders' equity at March 31, 2005 was $185.4 million, or 67.5% of total assets, compared to $203.8 million, or 74% of total assets, at June 30, 2004. The decrease in both cash and stockholders' equity reflects the payment of a special dividend on December 15, 2004, which aggregated to $22.2 million. At March 31, 2005, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by applicable regulators.

     Deposits at CalFirst Bank totaled $48.8 million at March 31, 2005, compared to $21.6 million at March 31, 2004. The $27.2 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2005 and 2004:
	Nine months ended March 31,
	2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$ 1,108	n/a	$ 611	n/a
Interest-bearing demand deposits	26	0.49%	54	0.50%
Money market deposits	6,964	2.27%	1,764	1.06%
Time deposits less than $100,000	16,410	2.74%	11,649	2.40%
Time deposits, $100,000 or more	$10,211	2.53%	$ 6,521	2.56%

     The Leasing Companies' capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2005, the Company had outstanding non-recourse debt aggregating $8.1 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

     The following table summarizes various contractual obligations to make and receive future payments as of March 31, 2005. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company's future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$ 38,354	$ 28,925	$ 9,429	$ -
Deposits without a stated maturity	10,492	10,492	-	-
Operating lease rental expense	3,501	978	2,523	-
Lease property purchases (1)	60,090	60,090	-	-
Total contractual commitments	$112,437	$100,485	$ 11,952	$ -

Contractual Cash Receipts
Lease payments receivable (2)	$194,123	$ 98,460	$ 95,663	$ -
Cash - current balance	47,177	47,177	-	-
Total projected cash availability	241,300	145,637	95,663	-
Net projected cash inflow	$128,863	$ 45,152	$ 83,711	$ -

(1)  Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)  Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

     In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. During the nine months ended March 31, 2005 the Company did not repurchase any shares. As of April 30, 2005, 612,956 shares remain available under this authorization.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2005:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the Plan (1)

January 1, 2005 - January 31, 2005	-	$ -	612,956
February 1, 2005 - February 28, 2005	-	$ -	612,956
March 1, 2005 - March 31, 2005	-	$ -	612,956
	-	$ -

(1) In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

There was one report on Form 8-K filed during the three months ended March 31, 2005. The report filed on January 26, 2005 related to the release of the Company's earnings for the quarter ended December 31, 2004.

(a)	Exhibits		Page
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	21
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	22
	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	23

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant
DATE: May 11, 2005	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)