Form 10-K
period 2005-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2005-09-13
CIK 803016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________	to	_______________
Commission File number 0-15641
CALIFORNIA FIRST NATIONAL BANCORP (Exact name of registrant as specified in its charter)
California			33-0964185
(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)
18201 Von Karman Avenue, Suite 800 Irvine, CA			92612
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:			(949) 255-0500
Securities registered pursuant to Section 12(b) of the Act:			None
Securities registered pursuant to Section 12(g) of the Act:			Common Stock (Title of each class)

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
Yes                 ☐                     No                  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 31, 2004 was $42,348,825.
Number of shares outstanding as of September 9, 2005: Common Stock 11,111,573 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2005.

Page	1

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

      The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies. CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

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
  As CalFirst Bank grows and represents a greater portion of the Company’s assets, the Company’s sensitivity to changes in interest rates will increase;
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

Page	2

Leasing Activities

        The Company leases most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The leases are structured individually and can provide end-of-term options to accommodate a variety of our customers' objectives. Approximately 45% and 56% of the leases booked in fiscal 2005 and 2004, respectively, involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Other major property groups during fiscal 2005 included furniture and fixtures (11%), manufacturing equipment (9%), medical equipment (9%) and telecommunications systems (7%).

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

        The computer systems and network products leased are manufactured by Apple Computers, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco"), Dell Inc. ("Dell"), Gateway, Inc. ("Gateway"), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), and Sun Microsystems, Inc. ("Sun"), among many others.

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

       Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by the targeted customer base. Retail point-of-sale systems include those produced by IBM, Knogo Corporation, NCR Corporation ("NCR"), and Fujitsu Limited, while bank automated teller machines also have been procured from NCR. Telecommunications property leased includes digital private branch equipment, switching equipment and voice mail systems manufactured by Lucent Technologies Inc., NEC Corporation, Nortel Networks Limited, and Siemens Information and Communications Networks, Inc., as well as satellite tracking systems manufactured by QUALCOMM Incorporated. Other electronic equipment leased includes imaging systems, testing equipment, and copying equipment.

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

       Marketing Strategy

        The Company's subsidiaries market through centralized marketing programs and direct delivery channels, including the telephone, the Internet, facsimile and express mail. The marketing programs include a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and an in-house computer and telecommunications system. The marketing programs have been augmented through the development of interactive web sites that enable prospective customers to review a lease agreement, calculate lease payments and submit a credit application on-line.

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

Page	3

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

        The Leasing Companies and CalFirst Bank conduct their leasing business in a manner designed to minimize risk, however, they are subject to risks through their investment in lease receivables held in their own portfolio, lease transactions in process, and residual investments. The Leasing Companies and CalFirst Bank do not purchase leased property until they have received a binding non-cancelable lease from the customer. A portion of the Leasing Companies' lease originations are discounted to banks or finance companies, including CalFirst Bank, on a non-recourse basis at fixed interest rates that reflect the customers' financial condition. The lender to which a lease has been assigned has no recourse against the Leasing Companies, unless the Leasing Companies are in default under the terms of the agreement by which the lease was assigned. The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, the Leasing Companies may not realize their residual investment in the leased property.

       Lease Portfolio

        The Company has pursued a strategy of retaining lease transactions in its own portfolios. During the fiscal years ended June 30, 2005, 2004 and 2003, 93%, 88% and 91%, respectively, of the total dollar amount of new leases completed by the Company's subsidiaries were retained in the Company's portfolios, with 7%, 12% and 9% for fiscal years 2005, 2004 and 2003, respectively, of such leases discounted to unaffiliated financial institutions. Approximately 18% and 8% of the new leases booked by the Leasing Companies were assigned to CalFirst Bank during fiscal 2005 and 2004, respectively.

        The Leasing Companies apply a portfolio management system intended to develop portfolios with different risk/reward profiles. Each lease transaction held by the Leasing Companies must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio. Through the use of non-recourse financing, the Leasing Companies avoid risks that do not meet their risk/reward requirements. Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions. At June 30, 2005, 2004, and 2003, the discounted minimum lease payments receivable related to leases retained in the Leasing Companies' portfolio amounted to $108.3 million, $99.9 million and $100.3 million, respectively. Such amounts represented 61%, 71% and 76% of the Company's total investment in discounted lease payments receivable at June 30, 2005, 2004 and 2003, respectively.

       The Bank's strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank's loan committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2005, 2004 and 2003, the Bank's investment in discounted lease payments receivable amounted to $68.0 million, $41.7 million and $32.3 million or 39%, 29% and 34%, respectively, of the Company's total portfolio. Of such amounts, approximately 74%, 71% and 63%, respectively, represented leases originated directly by the Bank.

Page	4

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

       The Leasing Companies and the Bank often make payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee is contractually obligated to make rental payments during the period that the transaction is in process, and generally is obligated to reimburse the Leasing Companies or the Bank for all disbursements under certain circumstances. At June 30, 2005, 2004, and 2003, the Company's total investment in property acquired for transactions in process amounted to $34.1 million, $30.5 million and $20.3 million, respectively. Of such amounts, approximately 76%, 76% and 93% related to the Leasing Companies, with the balance held by CalFirst Bank.

       Credit Risk Management

       The Company's strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The strategy also emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases while minimizing the risk to any one area. The credit process includes a policy of classifying all leases in accordance with a risk rating classification system, monitoring changes in the risk ratings of lessees, identification of problem leases and special procedures for the collection of problem leases. The lease classification system is consistent with regulatory models under which leases may be rated as "pass", "special mention", "substandard", "doubtful" or "loss".

       The day-to-day management and oversight of the Leasing Companies' portfolios is conducted by an Asset Management ("AM") group that reports directly to the Chief Financial Officer. The AM group monitors the performance of all leases held in the Leasing Companies' portfolio, transactions in process as well as lease transactions assigned to lenders, if the Leasing Companies retain a residual investment in the leased property subject to the lease. The AM group conducts an ongoing review of all leases 10 or more days delinquent. The AM group contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date. In the event that payment is not then received, senior management is involved. Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained. At 90 days past due, leases will be placed on non-accrual status such that interest income related to the lease no longer accretes into income.

       The Bank internally funds all Bank originations and lease purchases, and consequently, the Bank retains the credit risk on such leases. The AM group at the Leasing Companies provides servicing to the Bank and, as servicer, maintains a delinquency reporting and monitoring system to identify potential problems in the Bank's portfolio early, and provide Bank management with information in a timely manner. Strategies similar to those used on the Leasing Companies' portfolio are utilized by the Bank.

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

       Allowance for Lease Losses

       The allowance for lease losses is an estimate of probable and assessable losses in the Company's lease portfolios applying the principles of SFAS 5, "Accounting for Contingencies," SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management's judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio. The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company's Audit Committee and Board of Directors regarding overall asset quality, problem leases and the adequacy of valuation allowances.
Page	5

       The Company individually analyzes the net book value of each non-performing or problem lease to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease. An analysis of the remaining portfolio is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect lessees' ability to repay, trends in volume and current and anticipated economic conditions in the market. This portfolio analysis includes a stratification of the lease portfolio by risk classification and estimation of potential losses based on risk classification. The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is factored into the evaluation of inherent risks in the portfolio. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease portfolio. This is due to several factors including inherent delays in obtaining information regarding a lessee's financial condition or change in business conditions; the judgmental nature of individual lease evaluations and classification, and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for leases, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as an unallocated allowance. The level of such unallocated reserve is determined based on a review of prior years' loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

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

       To open a new account, a customer can complete an on-line enrollment form on the Bank's Web site, or can call the Bank's toll-free customer service number and open an account telephonically. Signature cards and deposits are then mailed to the Bank. Customers can make deposits by wire transfer, via direct deposit programs, or by mail. No teller line is maintained. The Bank's customers have 24-hour access to account information. Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers. They can also pay bills on-line. Each customer automatically receives a free ATM card upon opening an account. In order to obtain cash, the Bank's customers use other banks' automated teller machines that are affiliated with the Plus™ system. The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions. The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank's higher investment yields and lower banking fees.

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
Page	6

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

Investments

       In addition to leases, the Company had total investments of $44.8 million at June 30, 2005, which includes interest-bearing deposits with banks, money market securities, federal funds sold, Federal Reserve Bank stock and other investments, compared to $68.8 million at June 30, 2004. The Company is also authorized to invest in high-quality United States agency obligations, mortgage pool securities, and investment grade corporate bonds.

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

       The Bank's deposit customers are individuals from across the nation who place a substantial portion of their savings in safe, government-insured investments and businesses that spread their liquid investments among a breadth of banks in order to ensure that they are government insured. Such depositors are seeking to maximize their interest income and, therefore, are more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

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
Page	7

transactions, the adequacy of the allowance for lease losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The FRB routinely examines the Company, which exam includes the Leasing Companies. The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. Many of these laws and regulations have undergone significant change in recent years. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

       Under FRB policy, the Company is expected to serve as a source of financial and managerial strength to the Bank and, under appropriate circumstances, to commit resources to support the Bank. Certain loans by the Company to the Bank would be subordinate in right of payment to deposits in, and certain other indebtedness of, the Bank.

       Among the regulations that affect the Company and the Bank are provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of loans or extensions of credit the Bank may make to affiliates and the amount of assets purchased from affiliates, except for transactions exempted by the FRB. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. The Bank and the Company must also comply with certain provisions designed to avoid the Bank buying low-quality assets. The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. All services provided by the Company or its subsidiaries to the Bank are in accordance with this provision.

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

       In connection with its approval of the Company's purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. These commitments included: (i) the Bank and the Company entering into a binding written agreement setting forth the Company's obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank's Board of Directors executing a binding written agreement with the OCC setting forth certain actions that the Bank would take if the Bank did not achieve certain operating results; (iii) during the first three years of operation, or until the Bank has reported four consecutive quarters of minimum acceptable profitability, the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; (iv) the Company must comply with Reg. W; and (v) the Bank's purchases of leases from affiliates will represent no more than 50% of the Bank's lease portfolio. During fiscal 2005, the Bank achieved four consecutive quarters of profitability, and the Company believes the OCC will shortly remove the restrictions (ii) and (iii) set forth above.

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
Page	8

as a percentage of adjusted total assets) of at least five percent. At June 30, 2005 and 2004, the Company exceeded all these requirements.

       The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. As a condition of the approval to commence banking operations, for the first three years of the Bank's existence, the Bank is required to maintain a Tier 1 capital to adjusted total assets ratio, or leverage ratio, of not less than 8%. At June 30, 2005 and 2004, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

       Under the Community Reinvestment Act ("CRA"), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. CalFirst Bank is designated as a wholesale institution for CRA purposes. To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test. This includes an assessment of the level and nature of the Bank's community development lending, investments and services. The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank's record of meeting the credit needs of its community. The CRA also requires that the Bank publicly disclose their CRA ratings. During fiscal 2005, CalFirst Bank was subjected to its first CRA examination and received a "satisfactory" rating on the CRA performance evaluation.

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

       On October 26, 2001, the USA Patriot Act became law. The United States Treasury Department has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as CalFirst Bank. These regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences. With its existing systems and controls required as an Internet bank, the Bank believes it complies with the USA Patriot Act.

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
Page	9

Employees

       The Company and its subsidiaries had 206 employees as of June 30, 2005, including 129 sales managers and account executives and 28 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

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

ITEM 2. PROPERTIES

       At June 30, 2005, the Company and its subsidiaries occupied approximately 49,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $87,919 from July 2005 through August 2008.

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

	For the years ended
	June 30, 2005		June 30, 2004
	High	Low	High	Low
First Quarter	$13.52	$12.85	$12.08	$ 9.50
Second Quarter	14.96	11.77	14.25	11.30
Third Quarter	13.07	12.40	14.88	12.31
Fourth Quarter	$12.75	$ 9.95	$13.77	$12.81

       The Company had approximately 55 stockholders of record and in excess of 400 beneficial owners as of September 9, 2005.

       The Board of Directors of the Company has adopted a policy of paying regular quarterly cash dividends, subject to an ongoing review of the Company's profitability, liquidity and future operating cash requirements. In August 2003, following changes in tax laws and based on the strength on the Company's financial position, the Board of Directors approved an increase in the quarterly dividend on the Company's common stock to $.10 a share from $.04 a share. On December 15, 2004, the Company paid a special dividend of $2.00 per outstanding common share, which totaled $22.2 million, to stockholders of record on December 1, 2004. In connection with the special dividend distribution, stock options under the Company's two stock option plans held by employees and directors of the Company that were not
Page	10

exercised prior to the distribution date were re-priced to preserve the economic benefit of the stock options at such time. The re-pricing was implemented in accordance with the provisions for an equity restructuring under FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." Accordingly, no compensation expense resulted from the re-pricing of the options. However, because FIN 44 limited the re-pricing adjustments, an additional 136,618 options were granted in order to preserve the economic benefit of the stock options. The exercise price of the re-priced options range from $5.20 to $15.27. For the fiscal year ended June 30, 2005, the Company declared cash dividends totaling $2.30 per common share. For the fiscal year ended June 30, 2004, the Company declared cash dividends totaling $.40 per common share and for fiscal year ended 2003, the Company declared cash dividends totaling $.16 per common share.

       In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. Since this authorization has no termination date, the Board of Directors reviews the authorization to repurchase common stock from time to time. During the years ended June 30, 2005 and 2004, the Company did not repurchase any common stock. During the year ended June 30, 2003, the Company repurchased 268,900 shares at an aggregate cost of $3.3 million. As of September 9, 2005, 612,956 shares remain available under this authorization. The following table summarizes share repurchase activity for the quarter ended June 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the Plan

April 1, 2005 - April 30, 2005	-	$ -	612,956
May 1, 2005 - May 31, 2005	-	$ -	612,956
June 1, 2005 - June 30, 2005	-	$ -	612,956
	-	$ -

Equity Compensation Plan Information

       The following table provides information about shares of the Company's Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2005.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by shareholders	1,017,518	$ 9.02	523,016
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	1,017,518	$ 9.02	523,016 (2)

(1) The Company paid a special dividend in December 2004 where stock options which were not exercised as of the record date were re-priced in accordance with FIN 44 resulting in an additional 136,618 options granted and the exercise price of the re-priced options ranging from $5.20 to $15.27.
(2) The maximum number of shares that may be issued under the equity compensation plan increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

Page	11

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth selected financial data and operating information of the Company and its subsidiaries. Certain reclassifications have been made to the fiscal years prior to 2005 to conform with this year's financial statement presentation. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001

Direct finance income	$ 19,501	$ 18,682	$ 19,638	$ 17,487	$ 16,907
Interest income on investments	1,009	578	1,068	1,551	3,642
Total direct finance and interest income	20,510	19,260	20,706	19,038	20,549
Interest expense on deposits	1,054	430	237	129	-
Provision for lease losses	359	164	554	5,354	1,950
Net direct finance and interest income after provision for lease losses	19,097	18,666	19,915	13,555	18,599

Other income
Operating and sales-type lease income	3,975	5,985	6,384	8,822	12,844
Gain on sale of leases and leased property	8,961	9,625	7,926	15,122	12,136
Other income	1,091	930	876	1,302	919
Total other income	14,027	16,540	15,186	25,246	25,899

Gross profit	33,124	35,206	35,101	38,801	44,498
Selling, general and administrative expenses	20,044	19,257	17,653	14,729	18,723
Earnings before income taxes	13,080	15,949	17,448	24,072	25,775
Income taxes	4,905	6,140	6,717	9,268	9,923
Net earnings	$ 8,175	$ 9,809	$ 10,731	$ 14,804	$ 15,852

Diluted earnings per share	$ 0.72	$ 0.88	$ 0.96	$ 1.29	$ 1.39
Diluted common shares outstanding	11,340	11,190	11,223	11,435	11,422

Cash dividends per share	$ 2.30	$ 0.40	$ 0.16	$ 0.16	$ 0.16
Dividend payout ratio	319.44%	45.45%	16.67%	12.40%	11.51%

Return on average assets	2.97%	3.57%	3.72%	4.68%	4.32%
Return on average equity	4.21%	4.90%	5.55%	8.00%	9.18%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001

Cash and liquid securities	$ 44,226	$ 68,275	$ 67,340	$ 88,393	$ 59,089
Net investment in capital leases	187,802	153,902	146,396	118,351	125,928
Total assets	278,819	274,545	278,691	308,641	336,666

Demand, savings and time deposits	54,098	24,600	7,594	8,969	-
Non-recourse debt	8,405	17,541	40,056	72,754	121,000
Stockholders' equity	$186,936	$203,849	$197,277	$191,391	$179,253

Equity to total assets ratio	67.05%	74.25%	70.79%	62.01%	53.24%
Book value per common share	$ 16.84	$ 18.47	$ 18.04	$ 17.12	$ 15.97

Page	12

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

       The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including the size of the Company's lease portfolio, the volume and profitability of leased property being re-marketed through re-lease or sale, interest rates, the credit quality of the lease portfolio, variations in the mix of lease originations and economic conditions in general. The Company interest bearing liabilities represent less than 20% of total assets, and therefore, changes in interest rates in general have a greater impact on the yield earned on the investment in lease receivables, securities and other interest earning assets, with less impact from higher or lower interest expense.

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

       Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in capital leases. Of the volume of capital leases booked during the fiscal years ended June 30, 2005, 2004 and 2003, approximately 30%, 47% and 47%, respectively, were structured such that the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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
Page	13

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

Overview of Results and Trends

              The results for fiscal 2005 continued to reflect the impact of a smaller portfolio of assets reaching the end of term, which contributed to a 15% decline in other income compared to fiscal 2004. New lease bookings during fiscal 2005 of $161 million were up 28% from $126 million booked during the prior fiscal year and contributed to a 22% increase in the net investment in capital leases to $187.8 million at June 30, 2005. The increased investment in capital leases contributed to growth in direct finance income during the latter part of the year, which should continue into fiscal 2006. During fiscal 2005, the Company benefited from a rising interest rate environment, which was primarily reflected in improved yields on cash and other interest earning investments. The average yield on new leases booked during fiscal 2005 was lower than on new leases booked in fiscal 2004 and on maturing leases, due in part to market conditions and as a result of a higher percentage of tax-exempt leases booked.

       During fiscal 2005, new lease transactions approved, "lease originations," of approximately $176 million were comparable to the level of originations in fiscal 2004. As a result, despite the increase in lease bookings during the year, the backlog of approved transactions at June 30, 2005 is only about 3% below the level at June 30, 2004. Property acquired for transactions in process of $34 million was up 12% from to the level at June 30, 2004.

       During fiscal 2005, the Bank began to represent a growing portion of the Company's consolidated results, with the Bank's investment in capital leases of $70.5 million representing 38% of the consolidated investment. To fund this expansion, the Bank's demand, savings and time deposits more than doubled to $54.1 million, and now represent 19% of the Company's total assets, compared to 9% at June 30, 2004.

Consolidated Statement of Earnings Analysis

        Summary -- For fiscal year ended June 30, 2005, net earnings decreased 17% to $8.2 million, compared to $9.8 million for fiscal 2004. Diluted earnings per share decreased 18% to $0.72 for fiscal year ended June 30, 2005, compared to $0.88 per share for fiscal 2004. Of the new leases booked during fiscal 2005, approximately 93% were retained in the Company's own portfolios, compared to 88% in the prior year. Net earnings reflect an increase in direct finance income, which was offset by higher interest expense on deposits, an increase in the provision for lease losses, lower profits from end of term transactions and higher SG&A expense levels.

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

        Net direct finance and interest income was $19.5 million for the fiscal year ended June 30, 2005 compared to $18.8 million for fiscal 2004 and $20.5 million in fiscal 2003. The increase in fiscal 2005 from fiscal 2004 was due to an increase of $819,000 in direct finance income and $431,000 in interest income on cash and investments, offset by a $624,000 increase in interest expense on deposits. The increase in direct finance income reflects an increase in the average investment in capital leases directly held by the Company, offset by a decrease in yields on such investment. The increase in interest income on cash and investments resulted from the increases in interest rates earned offset by a decrease in the average balances.

        The decrease in fiscal 2004 was due to a decrease of $956,000 in direct finance income, a decline of $490,000 in interest income on cash and investments and a $193,000 increase in interest expense on deposits. The decrease in direct finance income reflected an increase in the average investment in capital leases directly held by the Company, offset by a decrease in yields on such investment. The decrease in interest income on cash and investments resulted from the decline in interest rates earned, as the level of average balances increased slightly.

Page	14

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
Year Ended June 30,	2005 compared to 2004			2004 compared to 2003
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Direct Finance and interest income
Net investment in capital leases	$ 2,288	$(1,469)	$ 819	$ 1,972	$(2,928)	$ (956)
Discounted lease rentals	(1,056)	(19)	(1,075)	(2,308)	(349)	(2,657)
Federal funds sold	33	165	198	19	(38)	(19)
Investment securities	(12)	24	12	122	(71)	51
Interest-bearing deposits with banks	(122)	343	221	(128)	(394)	(522)
Total finance and interest income	1,131	(956)	175	(323)	(3,780)	(4,103)
Interest expense
Non-recourse debt	(1,056)	(19)	(1,075)	(2,308)	(349)	(2,657)
Demand and savings deposits	122	54	176	30	-	30
Time deposits	328	120	448	314	(151)	163
Total interest expense	(606)	155	(451)	(1,964)	(500)	(2,464)
Net direct finance and interest income	$ 1,737	$(1,111)	$ 626	$ 1,641	$(3,280)	$(1,639)

       The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities.

(dollars in thousands)	Year ended June 30, 2005			Year ended June 30, 2004
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-bearing assets
Interest-bearing deposits with banks	$ 41,239	$ 637	1.5%	$ 58,405	$ 416	0.7%
Federal funds sold	10,475	274	2.6%	7,275	76	1.0%
Investment securities	2,231	98	4.4%	2,598	86	3.3%
Net investment in capital leases including discounted lease rentals (1,2)	180,448	20,340	11.3%	176,492	20,596	11.7%
Total interest-bearing assets	234,393	21,349	9.1%	244,770	21,174	8.7%
Other assets	41,154			29,831
	$275,547			$274,601
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 8,336	211	2.5%	$ 1,842	35	1.9%
Time deposits	29,773	843	2.8%	16,272	395	2.4%
Non-recourse debt (1)	11,742	839	7.2%	26,194	1,914	7.3%
Total interest-bearing liabilities	49,851	1,893	3.8%	44,308	2,344	5.3%
Other liabilities	31,349			29,993
Stockholders' equity	194,347			200,300
	$275,547			$274,601
Net direct finance and interest income		$19,456	5.3%		$18,830	3.4%
Net direct finance and interest income to
average interest-bearing assets			8.3%			7.7%
Average interest-bearing assets over
average interest-bearing liabilities			470.2%			552.4%

  Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $11.7 million and $26.2 million at June 30, 2005 and 2004, respectively, offset each other and do not contribute to the Company's net interest and finance income.
  Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
Page	15

        Provision for Lease Losses -- The Company's provision for lease losses in fiscal 2005 was $359,000, compared to $164,000 in fiscal 2004 and $554,000 in 2003. The increase in the provision in fiscal 2005 from fiscal 2004 primarily relates to the 22% growth in the net investment in capital leases, including a higher percent of special mention leases, which offset the benefit from a decline in non-performing assets. The decline in the provision in 2004 from fiscal 2003 largely related to the fact that the overall level of reserves required against problem leases remained relatively unchanged during 2004, benefiting from the continued pay down on problem leases along with no significant new problem leases being identified.

       Other Income -- Other income is a significant source of income for the Company, accounting for 42% of the Company's gross profit during the year ended June 30, 2005, 47% during fiscal 2004 and 43% during 2003. Total other income for the year ended June 30, 2005 decreased $2.5 million, or 15%, to $14.0 million, compared to $16.5 million in 2004 and $15.2 million in 2003. Fiscal 2005 included the recognition of a $1.3 million gain on sale of leased property related to a lease in bankruptcy. While the sale proceeds were received during fiscal 2004, the recognition of the gain was deferred until certain bankruptcy issues were resolved. The decrease in other income during fiscal 2005 from fiscal 2004 includes a decline in operating and sales-type income of $2.0 million, or 34%, as the volume of leases renewed during the year was down. The gain on sale of leases and leased property decreased by $664,000, or 7%, as the volume of lease property sold on leases coming to end of term decreased during the period, and would have decreased by $2 million without the gain noted above.

       Total other income for the year ended June 30, 2004 increased by $1.4 million, or 9%, to $16.5 million, compared to $15.2 million in 2003. The increase in other income during fiscal 2004 was due to an increase of $1.7 million, or 21%, in gain on sale of leases and leased property, as the volume of lease property sold on leases coming to end of term increased during the period, which was offset in part by a $399,000 decrease in operating and sales-type lease income as the volume of leases renewed declined during the year.

        Selling, General, and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) increased $787,000, or 4%, to $20.0 million for the year ended June 30, 2005. This compared to SG&A expenses in fiscal 2004 of $19.3 million, which had increased by $1.6 million, or 9%, from $17.7 million in fiscal 2003. The increase in SG&A expenses during fiscal 2005 is primarily due to higher administrative costs required to manage the growth in the portfolio as well as the development of the organization. The increase in SG&A expenses during fiscal 2004 was primarily the result of the development of the organization and expanded marketing programs.

        Income Taxes -- Income taxes were accrued at a tax rate of 37.5% for the fiscal year ended June 30, 2005 compared to 38.5% for fiscal years ended June 30, 2004, and 2003 representing the Company's estimated annual tax rates for each respective year. The income tax rate declined in fiscal 2005 due to an increased volume of leases where interest earned is exempt from certain taxes. Tax-exempt leases represented approximately 13% of new lease bookings in fiscal 2005, compared to 6% during fiscal 2004.

Financial Condition Analysis

       Lease Portfolio Analysis

       The Company currently funds a significantly greater percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. During the fiscal year ended June 30, 2005, approximately 93% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 88% during fiscal 2004 and 91% during fiscal 2003. During the fiscal year ended June 30, 2005, the Company's net investment in capital leases increased by $33.9 million. This increase includes a $34.7 million increase in the Company's investment in lease receivables, and a $754,000 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company.

       The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At June 30, 2005, the Company's investment in property acquired for transactions in process was $34.1 million, up from $30.5 million at June 30, 2004, and $20.3 million at June 30, 2003.

       The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company's strategy is to develop lease portfolios with
Page	16

risk/reward profiles that meet its objectives. Through the use of non-recourse financing, the Company avoids risks that do not meet these requirements. The strategy also emphasizes diversification on both a geographic and customer level, and spreading the Company's risk across a breadth of leases while minimizing the risk to any one area. At June 30, 2005, no lessee accounted for more than 5% of the Company's net investment in capital leases, and two lessees combined represented approximately 7% of the Company's net investment in capital leases. The investment in capital leases is diversified by geographic regions, with the Company's portfolio spread across all fifty states. At June 30, 2005, California (15%) and New York (10%) were the only states that represented more than 10% of the Company's net investment in capital leases. The Company has no exposure to foreign lessees. The Company's leases are with lessees in a wide spectrum of industries; however, at June 30, 2005 approximately 46% of the Company's net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States. The educational portfolio includes over 780 leases with over 380 different lessees, and only two of these leases are included among the Company's substandard leases. One university represented approximately 3% of the Company's net investment in capital leases. The Company believes the exposure to this sector is warranted based on the historically good credit profile of this group.

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

        The following table summarizes the Company's non-performing capital leases:
	June 30,
Non-Performing Capital Leases	2005	2004	2003
	(in thousands)
Non-accrual leases	$ 945	$ 2,011	$ 3,979
Restructured leases	-	354	1,122
Leases past due 90 days (other than above)	-	-	-
Total non-performing capital leases	$ 945	$ 2,365	$ 5,101
Non-performing assets as % of total investment in capital leases	0.4%	1.4%	3.0%

       Non-performing assets decreased during fiscal 2005 due primarily to positive results from the workout of leases in bankruptcy and other non-performing assets. Direct finance income that would have been recorded had non-performing leases at each respective fiscal year end been current in accordance with their original terms would have been $96,429, $320,609 and $325,338 during fiscal 2005, 2004 and 2003, respectively. The amount of direct finance income actually recorded on non-performing capital leases was $71,297, $150,983 and $322,614 during fiscal 2005, 2004 and 2003, respectively.

       In addition to the non-performing capital leases identified above, there were $2.0 million of investment in capital leases at June 30, 2005 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.5 million at June 30, 2004. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. The increase reflects the deterioration in the credit of several special mention credits, which offset the benefit from the pay down on other substandard leases.
Page	17

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

Years Ended June 30,	2005	2004	2003	2002	2001
			(dollars in thousands)
Property acquired for transactions in progress before allowance	$ 34,120	$ 30,588	$ 20,365	$ 20,648	$ 20,490
Net investment in capital leases before allowance	191,299	157,285	150,609	123,774	129,329
Net investment in "risk assets"	$ 225,419	$ 187,873	$ 170,974	$ 144,422	$ 149,819

Allowance for lease losses at beginning of year	$ 3,461	$ 4,291	$ 5,502	$ 3,401	$ 4,340
Charge-off of lease receivables	(377)	(1,359)	(2,215)	(3,440)	(2,889)
Recovery of amounts previously written off	52	365	450	187	-
Provision for lease losses	359	164	554	5,354	1,950
Allowance for lease losses at end of year	$ 3,495	$ 3,461	$ 4,291	$ 5,502	$ 3,401
Allowance for lease losses as percent of net investment in capital leases before allowances	1.8%	2.2%	2.9%	4.5%	2.6%
Allowance for lease losses as percent of net investment in "risk assets"	1.6%	1.8%	2.5%	3.8%	2.3%

       The allowance for lease losses increased slightly to $3.50 million (1.8% of net investment in capital leases) at June 30, 2005 from $3.46 million (2.2% of net investment in capital leases) at June 30, 2004. The allowance at June 30, 2005 consisted of $1.26 million allocated to specific accounts that were impaired and $2.24 million that was available to cover losses inherent in the portfolio. This compared to $1.23 million allocated to specific impaired accounts at June 30, 2004 and $2.23 million that was available to cover losses inherent in the portfolio at such date. While non-performing leases decreased during fiscal 2005, the slight increase in the 2005 allowance relates to an increase in reserves allocated to substandard accounts that were considered partially impaired. The unallocated allowance remained relatively unchanged, as the increase in the net investment in capital leases generally occurred with higher rated lessees, after excluding the accounts noted above. While the volume of transactions in process at June 30, 2005 was up from the end of the prior year, the volume of unfunded lease commitments was down, as the backlog of total approved but unbooked leases was down slightly. The Company considers the allowance for doubtful accounts of $3.5 million at June 30, 2005 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

       Liquidity and Capital Resources

       The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At June 30, 2005 and 2004, the Company's cash and cash equivalents were $43.3 million and $64.9 million, respectively. Stockholders' equity at June 30, 2005 was $186.9 million, or 67% of total assets, compared to $203.8 million, or 74% of total assets, at June 30, 2004. The decline in stockholders' equity was due to the payment of a special dividend of $2.00 per outstanding common share, which totaled $22.2 million, paid on December 15 to stockholders of record on December 1, 2004. At June 30, 2005, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.
Page	18

       Deposits at CalFirst Bank totaled $54.1 million at June 30, 2005, compared to $24.6 million at June 30, 2004. The $29.5 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for years ended June 30, 2005 and 2004:

(dollars in thousands)	Years ended June 30,
	2005		2004
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$ 1,163	n/a	$ 670	n/a
Interest-bearing demand deposits	95	0.50%	51	0.50%
Savings deposits	8,241	2.56%	1,791	1.93%
Time deposits less than $100,000	18,288	2.88%	10,701	2.40%
Time deposits, $100,000 or more	$ 11,485	2.75%	$ 5,571	2.48%

       The Leasing Companies' capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2005, the Company had outstanding non-recourse debt aggregating $8.4 million relating to property under capital leases. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

       Contractual Obligations and Commitments

       The following table summarizes various contractual obligations to make and receive future payments at June 30, 2005. Commitments to purchase property for unfunded leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company's future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(dollars in thousands)
Time deposits less than $100,000	$ 23,332	$ 17,666	$ 5,666	$ -
Time deposits $100,000 or more	16,634	12,890	3,744	-
Deposits without a stated maturity	14,132	14,132	-	-
Operating lease rental expense	3,341	1,014	2,327	-
Lease property purchases (1)	72,381	72,381	-	-
Total contractual commitments	$129,820	$118,083	$11,737	$ -

Contractual Cash Receipts
Lease payments receivable (2)	$199,194	$103,275	$94,512	$1,407
Cash - current balance	43,321	43,321	-	-
Total projected cash availability	$242,515	$146,596	$94,512	$1,407

Net projected cash inflow	$112,695	$ 28,513	$82,775	$1,407

  Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to fiscal 2007.
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

      Inflation has not had a significant impact upon the operations of the Company.
Page	19

       Recent Accounting Pronouncements

      In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

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

       At June 30, 2005, the Company had $43.3 million invested in securities of very short duration, including $12.6 million in federal funds sold and securities purchased under agreements to resell. The Company's gross investment in lease payments receivable of $199.9 million consists of leases with fixed rates, however, $103.3 million of such investment is due within one year of June 30, 2005. This compares to the Bank's interest bearing deposit liabilities of $54.1 million, 83% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at June 30, 2005, the Company had assets of $144.0 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $43.7 million. Given the current structure of the consolidated balance sheet, as interest rates decrease, interest income on the Company's short-term investment position decreases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be lower. Conversely, as interest rates rise, the Company's earnings will benefit as yields on cash investments and lease investments improve, with less offsetting impact from rising interest expense.

       As the banking operations of the Company grow and the Bank's deposits represent a greater portion of the Company's assets, the Company is subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. The Bank measures its asset/liability position through duration measures and sensitivity analysis, and calculates the potential effect on earnings using maturity gap analysis. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. After a "baseline" net interest income is determined, using assumptions that the Bank deems reasonable, market interest rates are raised or lowered by 100 to 300 basis points instantaneously, parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income. The results of this analysis on the Bank currently are not material to the Company as a whole.
Page	20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

Page	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of California First National Bancorp and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
September 12, 2005
Page	22

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30,
ASSETS	2005	2004

Cash and due from banks	$ 30,711	$ 61,297
Federal funds sold and securities purchased under agreements to resell	12,610	3,575
Total cash and cash equivalents (Note 1)	43,321	64,872
Investment securities (Note 2)	1,484	3,957
Receivables (Note 3)	1,636	1,464
Property acquired for transactions in process (Note 1)	34,052	30,480
Net investment in capital leases (Note 4)	187,802	153,902
Property on operating leases, less accumulated depreciation of $104 (2005) and $140 (2004)	25	87
Other assets	2,094	2,242
Discounted lease rentals assigned to lenders (Note 4)	8,405	17,541
	$ 278,819	$ 274,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 4,232	$ 1,624
Accrued liabilities	3,950	4,337
Demand and savings deposits	14,132	3,617
Time certificates of deposit	39,966	20,983
Lease deposits	5,364	5,027
Non-recourse debt (Note 4)	8,405	17,541
Deferred income taxes -- including income taxes payable, net (Note 6)	15,834	17,567
	91,883	70,696

Commitments and contingencies (Note 7)

Stockholders' equity (Note 1):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,098,683 (2005) and 11,038,825 (2004) issued and outstanding	111	110
Additional paid in capital	3,013	2,480
Retained earnings	183,812	201,134
Accumulated comprehensive income, net of tax (Note 6)	-	125
	186,936	203,849
	$ 278,819	$ 274,545

The accompanying notes are an integral
part of these consolidated financial statements.
Page	23

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)
	Years ended June 30,
	2005	2004	2003

Direct finance income	$19,501	$18,682	$19,638
Interest income on investments	1,009	578	1,068
Total direct finance and interest income	20,510	19,260	20,706

Interest expense on deposits	1,054	430	237
Provision for lease losses	359	164	554
Net direct finance and interest income after provision for lease losses	19,097	18,666	19,915
Other income
Operating and sales-type lease income	3,975	5,985	6,384
Gain on sale of leases and leased property	8,961	9,625	7,926
Other fee income	1,091	930	876
Total other income	14,027	16,540	15,186

Gross profit	33,124	35,206	35,101
Selling, general and administrative expenses	20,044	19,257	17,653
Earnings before income taxes	13,080	15,949	17,448
Income taxes	4,905	6,140	6,717
Net earnings	$ 8,175	$ 9,809	$10,731

Basic earnings per common share	$ 0.74	$ 0.89	$ 0.97
Diluted earnings per common share	$ 0.72	$ 0.88	$ 0.96

Dividends declared per common share outstanding	$ 2.30	$ 0.40	$ 0.16

Average common shares outstanding - basic	11,073,194	10,976,103	11,034,594
Average common shares outstanding - diluted	11,340,255	11,190,249	11,223,181

The accompanying notes are an integral
part of these consolidated financial statements.
Page	24

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)
			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2002	11,179,728	$ 112	$2,900	$188,379	$ -	$191,391
Net earnings	-	-	-	10,731	-	10,731
Shares issued -
Stock options exercised	22,681	-	194	-	-	194
Shares repurchased	(268,900)	(3)	(1,645)	(1,628)	-	(3,276)
Dividends declared	-	-	-	(1,763)	-	(1,763)
Balance, June 30, 2003	10,933,509	109	1,449	195,719	-	197,277
Comprehensive income: Net earnings	-	-	-	9,809	-	9,809
Unrealized gains on investment securities, net of tax	-	-	-	-	125	125
Total comprehensive income						9,934
Shares issued -
Stock options exercised	105,316	1	1,031	-	-	1,032
Dividends declared	-	-	-	(4,394)	-	(4,394)
Balance June 30, 2004	11,038,825	110	2,480	201,134	125	203,849
Net earnings	-	-	-	8,175	-	8,175
Reclassification adjustment - Realized gain on investment security, net of tax	-	-	-	-	(125)	(125)
Shares issued -
Stock options exercised	59,858	1	533	-	-	534
Dividends declared	-	-	-	(25,497)	-	(25,497)
Balance June 30, 2005	11,098,683	$ 111	$3,013	$183,812	$ -	$186,936

The accompanying notes are an integral
part of these consolidated financial statements.
Page	25

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended June 30,

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 8,175	$ 9,809	$10,731
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	60	204	169
Sale of leased property previously on operating leases, net	62	53	30
Interest accretion of estimated residual values	(1,519)	(1,704)	(1,996)
Decrease in estimated residual values	5,228	7,212	6,330
Provision for lease losses	359	164	554
Net decrease in deferred income taxes, including income taxes payable	(1,732)	(4,897)	(116)
Net (increase) decrease in net receivables	(172)	500	(723)
Decrease in income taxes receivable	-	-	1,141
Net (increase) decrease in property acquired for transactions in process	(3,571)	(10,194)	283
Net increase (decrease) in accounts payable and accrued liabilities	2,221	1,053	(509)
Increase (decrease) in customer lease deposits	336	(1,443)	(1,137)

Net cash provided by operating activities	9,447	757	14,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(35,014)	(9,186)	(25,518)
Purchase of leased property on operating leases	(60)	(261)	(276)
Purchase of investment securities	(31)	(3,413)	-
Sale of investment securities	2,379	212	30
Net decrease (increase) in other assets	148	(230)	(870)
Increase in estimated residual values recorded on leases	(2,955)	(3,991)	(2,956)

Net cash used for investing activities	(35,533)	(16,869)	(29,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	18,983	14,556	(1,209)
Net increase (decrease) in demand and money market deposits	10,515	2,450	(166)
Payments to repurchase common stock	-	-	(3,276)
Dividends to stockholders	(25,497)	(4,394)	(1,763)
Proceeds from exercise of stock options	534	1,032	194

Net cash provided by (used for) financing activities	4,535	13,644	(6,220)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,551)	(2,468)	(21,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,872	67,340	88,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,321	$64,872	$67,340

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	($ 9,136)	($22,514)	($32,698)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 1,067	$ 431	$ 298

Income taxes	$ 6,644	$11,036	$ 5,645

The accompanying notes are an integral
part of these consolidated financial statements.
Page	26

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

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, Amplicon, Inc., California First Leasing Corporation (collectively, the "Leasing Companies"), and CalFirst Bank. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days. Included in cash and cash equivalents at June 30, 2005 and 2004 was $12,610,000 and $3,575,000, respectively, that was held by the Bank and was only available to fund the Bank's operations.

Investment Securities

Investment securities that the Company has the intent and ability to hold until maturity are classified as 'held-to-maturity" and are stated at cost adjusted for amortization of premium or accretion of discount under criteria established with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investment securities held with the intent to sell are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available-for-sale investment securities, net of taxes, are reported as a separate component of stockholders' equity until realized.

Page	27

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

For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. The unearned income is recognized as direct finance income on an internal rate of return method calculated to achieve a level yield on the Company's investment over the lease term. There are no costs or expenses related to direct financing leases since lease income is recorded on a net basis.

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

Allowance for Lease Losses

The allowance for lease losses and residual valuation allowance is periodically reviewed for adequacy considering levels of past due leases and non-performing assets, lessees' financial condition, leased property values as well as general economic conditions and credit quality indicators. The need for reserves is subject to future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific lessees or industries may necessitate additions or deductions to the allowance for lease losses or the residual valuation allowance.

Property Acquired for Transactions in Process

Property acquired for transactions in process represents partial deliveries of property of which the lessee has accepted on in-process lease transactions. Such amounts are stated at cost.
Page	28

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
	Years ended June 30, (in thousands, except share and per share amounts)
	2005	2004	2003

Net earnings	$8,175	$9,809	$10,731
Weighted average number of common shares outstanding assuming no exercise of outstanding options	11,073,194	10,976,103	11,034,594
Dilutive stock options using the treasury stock method	267,061	214,146	188,587
Dilutive common shares outstanding	11,340,255	11,190,249	11,223,181
Basic earnings per common share	$ 0.74	$ 0.89	$ 0.97
Diluted earnings per common share	$ 0.72	$ 0.88	$ 0.96

The Company did not include the following number of antidilutive stock option shares in its calculation of diluted earnings per share.

	Years ended June 30,
	2005	2004	2003
Antidilutive stock option shares	151,795	177,250	243,050

Capital Structure

At June 30, 2005, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

In November 1995, the Company's stockholders approved the 1995 Equity Participation Plan (the "1995 Plan"), which replaced a previous plan. The Company accounts for options issued under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. In accordance with Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation " Transition and Disclosure," (SFAS No. 148), the Company adopted the disclosure requirements of SFAS No. 148. The 1995 Plan provides for the granting of options, restricted stock and stock appreciation rights ("SARs") to key employees, directors and consultants of the Company. Under the 1995 Plan, the maximum number of shares of common stock that can be issued upon the exercise of options or SARs, or upon the vesting of restricted stock awards, was initially 1,000,000, but the maximum number of available shares of common stock could increase by an amount equal to 1% of the total number of issued and outstanding shares of common stock as of June 30 of the fiscal year immediately preceding such fiscal year. Each grant or issuance under the 1995 Plan is set forth in a separate agreement and indicates, as determined by the stock option committee, the type, terms, vesting period and conditions of the award.

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
Page	29

The following table summarizes activity related to stock options for the periods indicated:
	As of June 30,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	944,758	$10.34	1,021,074	$10.25	1,034,874	$10.08

Granted (1)	136,618	9.01	65,000	10.93	59,000	14.00
Exercised	(59,858)	8.92	(105,316)	9.80	(22,681)	8.56
Canceled/expired	(4,000)	11.13	(36,000)	10.62	(50,119)	11.91

Options outstanding at the end of the year	1,017,518	$ 9.02	944,758	$10.34	1,021,074	$10.25

Shares available for issuance	523,016		549,246		504,911

Options exercisable	824,284		645,158		617,791
Weighted average fair value of options granted (1)	N/A		$ 4.38		$ 6.71

(1) All 2005 option grants were the result of the special dividend in December 2004, which resulted in all unexercised options as of the record date being re-priced under FIN 44 to preserve the economic benefit of the stock options at such time.

	As of June 30, 2005
	Options outstanding			Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average remaining Contractual life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 7.875	157,256	5.01	$ 5.81	152,639	$ 5.75
7.91 - 9.96	540,799	5.16	8.28	401,705	8.26
10.40 - 15.27	319,463	4.55	11.86	269,940	11.82
$ 5.20 - $15.27	1,017,518	4.94	$ 9.02	824,284	$ 8.96

The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stocks Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation " Transition and Disclosure an Amendment to FASB No 123, Accounting for Stock-Based Compensation" ("SFAS No. 148"), the Company's net income and earnings per share would have been reduced to the following proforma amounts:
	Years ended June 30,
	2005	2004	2003
	(in thousands, except per share amounts)
Net earnings	$8,175	$9,809	$10,731
Proforma compensation cost	(522)	(704)	(756)
Income tax effect	196	271	291
Proforma net earnings	$7,849	$9,376	$10,266

Proforma Basic EPS	$ 0.71	$ 0.85	$ 0.93

Proforma Diluted EPS	$ 0.69	$ 0.84	$ 0.91

Page	30

Since the SFAS No. 123 method of accounting, as amended by SFAS No. 148, has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be indicative of that to be expected in future periods.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued FASB Statement No. 123R (revised 2004), “Share-based Payment” (“SFAS No. 123R”). This Statement requires entities to expense the estimated fair value of employee stock options and similar awards and provides certain changes to the method for valuing stock-based compensation, among other changes . SFAS No. 123R is effective for interim periods and fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123R using a modified prospective application under which SFAS No. 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. At June 30, 2005, unamortized compensation expense determined in accordance with SFAS No. 123R that we expect to record during the first quarter of fiscal 2006 is approximately $47,000 before income taxes; however this amount may change due to pre-vesting forfeitures and subsequent grants.

The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003. There were no option grants in 2005.
	Years ended June 30,
	2004	2003
Risk free interest rate	3.81%	2.46%
Option life (in years)	5	5
Dividend yield	3.24%	1.40%
Volatility	53.85%	60.46%

Recent Accounting Pronouncements

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 and 2003 financial statements to conform to the presentation of the fiscal 2005 financial statements.

Page	31

 Note 2 - Investment Securities:

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
			(in thousands)
Held-to-maturity:
Federal Reserve Bank Stock	$ 579	$ -	$ -	$ 579	$ 579
Mortgage-backed security	905	-	(13)	892	905
Total investment securities	$1,484	$ -	$ (13)	$1,471	$1,484

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
			(in thousands)
Held-to-maturity:
Federal Reserve Bank Stock	$ 553	$ -	$ -	$ 553	$ 553
Mortgage-backed security	1,022	-	(32)	990	1,022
Time Certificate of Deposit	2,179	-	-	2,179	2,179
Total held-to-maturity	3,754	-	(32)	3,722	3,754
Available-for-sale:
Marketable securities	-	203	-	203	203
Total investment securities	$ 3,754	$ 203	$ (32)	$ 3,925	$ 3,957

The amortized cost and estimated fair value of investment securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(in thousands)
Held-to-maturity:
Due after 10 years	$ 1,484	$ 1,471
	$ 1,484	$ 1,471

Note 3 - Receivables:

The Company's receivables consist of the following:
	June 30,
	2005	2004
	(in thousands)
Other lessee receivables	$1,353	$1,279
Financial institutions	117	-
Miscellaneous receivables	166	185
	$1,636	$1,464

Page	32

Note 4 - Net Investment in Capital Leases:

The Company's net investment in capital leases consists of the following:
	June 30,
	2005	2004
	(in thousands)
Minimum lease payments receivable	$199,193	$158,234
Estimated residual value	14,386	15,673
	213,579	173,907
Less allowance for lease losses	(2,962)	(2,635)
Less valuation allowance for estimated residual values	(465)	(748)
	210,152	170,524
Less unearned income	(22,350)	(16,622)
Net investment in capital leases	$187,802	$153,902

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4,521,656 and $4,622,055 at June 30, 2005 and 2004, respectively.

At June 30, 2005, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated residual value are as follows:
Years ending June 30,	Minimum Lease Payments Receivable	Estimated Residual Value	Total
		( in thousands)
2006	$103,275	$ 5,600	$108,875
2007	52,347	3,699	56,046
2008	25,697	2,656	28,353
2009	11,925	1,710	13,635
2010	4,542	369	4,911
Thereafter	1,407	352	1,759
	199,193	14,386	213,579
Less unearned income	(19,941)	(2,409)	(22,350)
Less allowance for lease losses	(2,962)	(465)	(3,427)
	$176,290	$11,512	$187,802

Non-recourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 4.20% to 9.65%. Maturities of such obligations at June 30, 2005 are as follows:
Years ending June 30,	Capital Leases
(in thousands)
2006	$4,405
2007	1,467
2008	1,143
2009	661
2010	35
Total non-recourse debt	7,711
Deferred interest expense	694
Discounted lease rentals assigned to lenders	$8,405

Page	33

Deferred interest expense of $694,000 at June 30, 2005 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $8,405,000 using the effective yield method over the applicable lease term.

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

The estimated fair value of financial instruments were as follows:
	June 30, 2005		June 30, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	$43,321	$43,321	$64,872	$64,872
Investment securities	1,484	1,471	3,957	3,925

Financial Liabilities:
Deposits and savings deposits	14,132	14,132	3,617	3,617
Time certificates of deposit	39,966	38,746	20,983	20,357

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

The provision for income taxes is summarized as follows:
	Years ended June 30,
	2005	2004	2003
	(in thousands)
Current tax expense:
Federal	$8,250	$4,876	$4,748
State	1,813	2,530	2,452
	10,063	7,406	7,200
Deferred tax expense (benefit):
Federal	(4,065)	(1,543)	(1,092)
State	(1,093)	277	609
	(5,158)	(1,266)	(483)
	$4,905	$6,140	$6,717

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.
Page	34

Deferred income tax liabilities (assets) are comprised of the following:
	June 30,
	2005	2004
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$15,751	$20,143
Deferred selling expenses	1,854	1,895
Depreciation other than on operating leases	261	347
Unrealized gains on investment securities	-	78
Total liabilities	17,866	22,463
Deferred income tax assets:
Allowances and reserves	(1,433)	(1,419)
State income taxes	(635)	(885)
Under (over) estimated tax payments	36	(2,592)
Total assets	(2,032)	(4,896)

Net deferred income tax liabilities	$15,834	$17,567

The differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:
	Years ended June 30,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.7	4.7	4.7
Other	(2.2)	(1.2)	(1.2)
Effective rate	37.5%	38.5%	38.5%

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

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2005 and 2004. At June 30, 2005, the Company and CalFirst Bank exceeded all capital requirements by a significant amount.
	June 30,
	2005		2004
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$ 186,936	72.3%	$ 203,848	99.7%
Total risk-based capital	$ 190,171	73.6%	$ 206,303	101.0%
Tier 1 Leverage capital	$ 273,850	68.3%	$ 254,524	80.1%

California First National Bank
Tier 1 risk-based capital	$ 20,091	19.3%	$ 18,820	35.4%
Total risk-based capital	$ 20,930	20.1%	$ 19,485	36.7%
Tier 1 Leverage Capital	$ 95,343	21.1%	$ 58,898	32.0%

Page	35

Note 8 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2009. Rent expense was $979,637 (2005), $927,621, (2004) and $1,084,209 (2003).
Years ending June 30,	Future minimum Lease payments (in thousands)
2006	$ 1,014
2007	1,029
2008	1,112
2009	186
$3,341

Litigation

From time to time, the Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions of $135,056 (2005), $145,002 (2004) and $143,789 (2003).

Note 9 - Segment Reporting:

The Company has two leasing subsidiaries, Amplicon and CalFirst Leasing ("Leasing Companies"), involved in leasing and financing capital assets, and re-marketing leased assets at lease expiration.

The Company's banking subsidiary, CalFirst Bank, is an FDIC-insured national bank that gathers deposits from a centralized location and is involved in leasing and remarketing capital assets in a manner similar to the Leasing Companies. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties.

Page	36

The accounting policies of each segment are the same as those described in "Summary of Significant Accounting Policies" (see Note 1). Below is a summary of each segment's financial results for 2005, 2004 and 2003:

	Leasing Companies	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Year end June 30, 2005
Net direct finance and interest income after provision for lease losses	$ 15,296	$ 3,766	$ 35	$ 19,097
Other income	13,412	622	(7)	14,027
Gross profit	$ 28,708	$ 4,388	$ 28	$ 33,124

Net earnings	$ 6,853	$ 1,271	$ 51	$ 8,175

Total assets	$243,942	$94,102	$(59,225)	$278,819

Year end June 30, 2004
Net direct finance and interest income after provision for lease losses	$ 15,528	$ 3,064	$ 74	$ 18,666
Other income	16,501	39	-	16,540
Gross profit	$ 32,029	$ 3,103	$ 74	$ 35,206

Net earnings (loss)	$ 9,524	$ 397	$ (112)	$ 9,809

Total assets	$260,022	$60,039	$(45,516)	$274,545

Year end June 30, 2003
Net direct finance and interest income after provision for lease losses	$ 17,285	$ 2,615	$ 15	$ 19,915
Other income	15,088	98	-	15,186
Gross profit	$ 32,373	$ 2,713	$ 15	$ 35,101

Net earnings (loss)	$ 12,031	$ (236)	$ (1,064)	$ 10,731

Total assets	$302,455	$42,190	$(65,954)	$278,691

Page	37

Note 10 - California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2005, and 2004 and for the years ended June 30, 2005 and 2004 are presented below:
Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2005	2004
Assets
Cash and cash equivalents	$ 1,328	$ 2,614
Intercompany receivables	290	1,745
Investments in bank subsidiary	20,091	18,819
Investments in non-bank subsidiaries	124,702	152,974
Intercompany note receivable	39,633	26,072
Other assets	2,060	2,742
Premises and other fixed assets	554	470
	$ 188,658	$ 205,436

Liabilities
Accrued liabilities	$ 1,484	$ 1,489
Payable to non-bank subsidiaries	238	98
	1,722	1,587
Stockholders' Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,098,683 (2005) and 11,038,825 (2004) issued and outstanding	111	110
Additional paid-in capital	3,164	2,631
Retained earnings	183,661	201,108
	186,936	203,849
	$ 188,658	$ 205,436

Condensed Statements of Earnings	June 30,
(in thousands)	2005	2004
Income
Dividends from non-bank subsidiary	$35,000	$45,000
Management fee income bank subsidiary	137	101
Management fee income non-bank subsidiaries	1,240	1,317
Interest income non-bank subsidiaries	1,790	863
Other interest income	35	74
	38,202	47,355
Expenses
Selling, general and administrative	2,354	2,135
Interest expense	6	154
	2,360	2,289
Income before taxes and equity in over distributed earnings of subsidiaries	35,842	45,066
Income tax expense	792	178
	35,050	44,888
Equity in over distributed earnings of subsidiaries	(26,875)	(35,079)
	$ 8,175	$ 9,809

Page	38

Condensed Statements of Cash Flows	June 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 8,175	$ 9,809
Adjustments to reconcile net earnings to cash flows:
Provision for deferred income taxes	792	178
Equity in over distributed earnings of subsidiaries	26,875	35,079
Net change in other liabilities	(5)	656
Net change in other assets	(110)	(476)
Other, net	(84)	(66)
Net cash provided by operating activities	35,643	45,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(11,966)	(39,955)
Net cash used for investing activities	(11,966)	(39,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	534	1,032
Dividends paid	(25,497)	(4,394)
Net cash used for financing activities	(24,963)	(3,362)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,286)	1,863

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,614	751

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,328	$ 2,614

Note 11 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2005 and 2004 is as follows:

Three months ended
	September 30,	December 31,	March 31,	June 30,
(In thousands except per share amounts)
2005

Net direct finance and interest income after provision for lease losses	$ 4,330	$ 4,923	$ 4,739	$ 5,105
Gross profit	7,450	8,346	8,169	9,159
Net earnings	$ 1,591	$ 2,074	$ 1,905	$ 2,605

Basic earnings per common share	$ 0.14	$ 0.19	$ 0.17	$ 0.23
Diluted earnings per common share	$ 0.14	$ 0.18	$ 0.17	$ 0.23

Dividends declared per common share	$ 0.10	$ 2.00	$ 0.10	$ 0.10

Page	39

Three months ended
	September 30,	December 31,	March 31,	June 30,
(in thousands except per share amounts)
2004

Net direct finance and interest income after provision for lease losses	$ 4,581	$ 4,633	$ 4,880	$ 4,572
Gross profit	8,311	8,864	9,532	8,500
Net earnings	$ 2,284	$ 2,469	$ 2,770	$ 2,286

Basic earnings per common share	$ 0.21	$ 0.23	$ 0.25	$ 0.21
Diluted earnings per common share	$ 0.21	$ 0.22	$ 0.25	$ 0.20

Dividends declared per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Note 12 - Subsequent Event:

At June 30, 2005, the Company had a net investment in capital leases and transactions in process of $1.6 million related to leases with several organizations, mostly colleges, located in New Orleans. It appears that these customers were severely impacted by the flooding resulting from Hurricane Katrina, and the property subject to the leases may have been damaged. The Company cannot yet quantify the impact on its customers or its investment in these leases. While the lessees are required to carry insurance coverage for the property, confirmation of specific damage or coverage is not yet available. A provision for potential lease losses may be required for some portion of this investment during the first quarter of fiscal 2006 and actual losses may be recognized later.

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
Page	40

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Page	41

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         List of documents filed as part of this Report

             (1)  Financial Statements
                   All financial statements of the Registrant as set forth under Part II
                   Item 8 of this report on Form 10-K, see index to financial statements on page 21

             (2)  Financial Statement Schedules:
Schedule Number Description	Page Number
II.Valuation and Qualifying Accounts	44

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the financial statements and notes thereto.

             (3)  Exhibits:
See Index to Exhibits filed as part of this Form 10-K	45

(b)         Reports on Form 8-K

There was one report filed on Form 8-K filed during the fourth quarter of fiscal 2005. The report filed on April 22, 2005 was regarding the Company's press release on the financial results for the three and nine months ended March 31, 2005 and certain other information.
Page	42

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP
By: S. Leslie Jewett/s/	Date: September 13, 2005
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
Signature	Title	Date

Patrick E. Paddon/s/ Patrick E. Paddon	President, Chief Executive Officer and Director	September 12, 2005

Glen T. Tsuma/s/ Glen T. Tsuma	Vice President, Chief Operating Officer and Director	September 12, 2005

S. Leslie Jewett/s/ S. Leslie Jewett	Chief Financial Officer	September 12, 2005

Michael H. Lowry/s/ Michael H. Lowry	Director	September 12, 2005

Harris Ravine/s/ Harris Ravine	Director	September 12, 2005

Danilo Cacciamatta/s/ Danilo Cacciamatta	Director	September 12, 2005

Page	43

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Additions Charged to Costs and Expenses	Accounts written off	Balance at end of period
		(in thousands)
Year ended June 30, 2003:

Allowance for lease losses	$4,221	$ 554	$(1,281)	$3,494
Allowance for valuation of residual value	$1,281	$ -	$ (484)	$ 797

Year ended June 30, 2004:

Allowance for lease losses	$3,494	$ 164	$ (945)	$2,713
Allowance for valuation of residual value	$ 797	$ -	$ (49)	$ 748

Year ended June 30, 2005:

Allowance for lease losses	$2,713	$ 359	$ (42)	$3,030
Allowance for valuation of residual value	$ 748	$ -	$ (283)	$ 465

Note: The allowance for lease losses and valuation of residual value includes balances related to receivables, capital leases and operating leases described in Notes 1 and 4 of the Notes to Financial Statements.
Page	44

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Page No.

2.1	Agreement of Merger dated as of May 22, 2001 among
     Amplicon, Inc., California First National Bancorp and
      CFNB Merger Sub (incorporated by reference to Exhibit 2.1
	to Registrant's Statement on Form 8-K dated May 25, 2001)
3.1	Articles of Incorporation of California First National Bancorp (incorporated by reference to Exhibit 3.1 to Registrant's Statement on Form 8-K dated May 25, 2001)
3.2	Bylaws of California First National Bancorp (incorporated by reference to Exhibit 3.2 to Registrant's Statement on Form 8-K dated May 25, 2001)
10.1	1984 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form S-8 File No. 33-27283)
10.2	1995 Equity Participation Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form S-8 File No. 333-15683)
10.3

Capital Assurances and Liquidity Maintenance Agreement between
     California First National Bancorp and California First National
     Bank, effective as of May 23, 2001 (incorporated by reference to
     Exhibit 10.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.4

Agreement by and between California First National Bank and the
     Office of the Comptroller of the Currency dated as of
     May 23, 2001 (incorporated by reference to Exhibit 10.2
     to Registrant's Statement on Form 8-K dated May 25, 2001)

10.5	Office Lease dated January 30, 2003, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8
	to the Registrant's March 31, 2003 Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	46
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	47
32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	48