Form 10-Q
period 2005-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2005-11-10
CIK 803016

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Mark One]
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2005

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

                                                                             Yes   ☒           No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                              Yes  ☐           No  ☒

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of November 4, 2005, was 11,113,804.

Page	2

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(thousands, except for share amounts)

	September 30, 2005	June 30, 2005
ASSETS

Cash and due from banks	$ 23,484	$ 30,711
Federal funds sold and securities purchased under agreements to resell	11,085	12,610
Total cash and cash equivalents	34,569	43,321
Investment securities	1,230	1,484
Net receivables	2,756	1,636
Property acquired for transactions in process	42,173	34,052
Net investment in capital leases	189,311	187,802
Net equipment on operating leases	30	25
Other assets	2,120	2,094
Discounted lease rentals assigned to lenders	5,331	8,405

	$ 277,520	$ 278,819

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 4,982	$ 4,232
Accrued liabilities	3,871	3,950
Demand and money market deposits	15,089	14,132
Time certificates of deposit	41,897	39,966
Lease deposits	6,086	5,364
Non-recourse debt	5,331	8,405
Deferred income taxes - including income taxes payable, net	11,819	15,834

	89,075	91,883

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares; authorized; none issued	-	-

Common stock; $.01 par value; 20,000,000 shares authorized; 11,113,304 (September 2005) and 11,098,683 (June 2005) issued and outstanding	111	111

Additional paid in capital	3,192	3,013
Retained earnings	185,142	183,812
	188,445	186,936
	$ 277,520	$ 278,819

The accompanying notes are an integral part
of these consolidated financial statements.

Page	3

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three Months ended September 30,
	2005	2004
Direct finance income	$ 4,950	$ 4,222
Interest and investment income	307	273

Total direct finance and interest income	5,257	4,495

Interest expense on deposits	458	165
Provision for lease losses	402	-

Net direct finance and interest income after provision for lease losses	4,397	4,330

Other income
Operating and sales-type lease income	955	1,026
Gain on sale of leases and leased property	3,266	1,963
Other income	156	131

Total other income	4,377	3,120

Gross profit	8,774	7,450

Selling, general and administrative expenses	4,789	4,863

Earnings before income taxes	3,985	2,587

Income taxes	1,544	996

Net earnings	$ 2,441	$ 1,591

Basic earnings per common share	$ .22	$ .14

Diluted earnings per common share	$ .21	$ .14

Dividends declared per common share outstanding	$ .10	$ .10

Average common shares outstanding - basic	11,106	11,046

Average common shares outstanding - diluted	11,381	11,269

The accompanying notes are an integral part
of these consolidated financial statements.

Page	4

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$ 2,441	$ 1,591
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	15	36
Stock-based compensation expense	47	-
Sale of leased property previously on operating leases, net	16	10
Interest accretion of estimated residual values	(377)	(375)
Decrease in estimated residual values	1,849	1,281
Provision for lease losses	402	-
Net (decrease) increase in deferred income taxes, including income taxes payable	(4,015)	483
Net increase in net receivables	(1,121)	(3,405)
Net increase in property acquired for transactions in process	(8,121)	(13,938)
Net increase in accounts payable and accrued liabilities	671	1,495
Increase in customer lease deposits	722	974
Net cash used for operating activities	(7,471)	(11,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in minimum lease payments receivable	(2,740)	5,172
Purchase of leased property on operating leases	(34)	(16)
Purchase of investment securities	-	(6)
Paydown of investment securities	254	5
Net (increase) decrease in other assets	(27)	20
Increase in estimated residual values recorded on leases	(643)	(645)
Net cash (used for) provided by investing activities	(3,190)	4,530

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	1,931	4,864
Net increase in demand and money market deposits	957	3,004
Dividends to stockholders	(1,111)	(1,104)
Proceeds from exercise of stock options	132	62
Net cash provided by financing activities	1,909	6,826

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,752)	(492)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,321	64,872

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34,569	$ 64,380

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$ (3,074)	$ (3,335)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$ 462	$ 165
Income Taxes	$ 5,559	$ 519

The accompanying notes are an integral part
of these consolidated financial statements.

Page	5

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, June 30, 2005	11,098,683	$ 111	$ 3,013	$ 183,812	$ 186,936

Net earnings	-	-	-	2,441	2,441

Shares issued -
Stock options exercised	14,621	-	132	-	132

Stock-based compensation expense	-	-	47	-	47
Dividends declared	-	-	-	(1,111)	(1,111)

Balance, September 30, 2005	11,113,304	$ 111	$ 3,192	$ 185,142	$ 188,445

The accompanying notes are an integral part
of these consolidated financial statements.

Page	6

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (the "Company") Annual Report on Form 10-K for the year ended June 30, 2005. The material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the readers have read or have access to the 2005 Annual Report on Form 10-K, which contains Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2005 and the statements of earnings and cash flows for the three-month periods ended September 30, 2005 and 2004. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2006.

NOTE 2 - STOCK-BASED COMPENSATION

At September 30, 2005, the Company has one stock option plan, which is more fully described in Note 1 in the Company's 2005 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), "Share-Based Payments" ("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the quarter ended September 30, 2005, the Company recognized pre-tax stock-based compensation expense of $46,837 as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years ended June 2001 through June 2004. The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS No. 123R. The valuation variables utilized at the grant dates are discussed in the Company's Annual Report on Form 10-K in the respective years of the original grants. As of September 30, 2005, approximately $348,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 2 years.

Page	7

The following table summarizes the stock option activity for the periods indicated:
	Three months ended September 30, 2005		Year ended June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	1,017,518	$ 9.02	944,758	$10.34

Granted (1)	-	-	136,618	9.01
Exercised	(14,621)	9.09	(59,858)	8.92
Canceled/expired	(2,000)	8.88	(4,000)	11.13
Options outstanding at end of period	1,000,897	$ 9.03	1,017,518	$ 9.02

Options exercisable	919,975		824,284

(1) All options granted during the year ended June 30, 2005 were the result of the special dividend in December 2004, which resulted in all unexercised options as of the record date being re-priced under FIN 44 to preserve the economic benefit of the stock options at such time.
As of September 30, 2005
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
$ 5.20 - $ 7.26	136,018	4.84	$ 5.51	136,018	$ 5.51
7.80 - 8.81	499,243	5.20	8.10	459,995	8.05
9.85 - 15.27	365,636	4.02	11.60	323,962	11.57
$ 5.20 - $15.27	1,000,897	4.72	$ 9.03	919,975	$ 8.91

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on first quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

Three months ended September 30, 2004
(in 000's except per share amounts)
Net earnings	$1,591
Pro forma compensation cost	(101)
Pro forma net earnings	$1,490

Pro forma Basic EPS	$ .13

Pro forma Diluted EPS	$ .13

NOTE 3 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation ("CalFirst Leasing") and Amplicon, Inc. ("Amplicon"), collectively the "Leasing Companies". The Company has a bank subsidiary, California First National Bank ("CalFirst Bank" or the "Bank"), which is an FDIC-insured national bank.

Page	8

 Below is a summary of each segment's financial results for the quarters ended September 30, 2005 and 2004:

	Leasing Companies	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2005
Net direct finance and interest income after provision for lease losses	$ 3,503	$ 888	$ 6	$ 4,397
Other income	4,144	233	-	4,377
Gross profit	$ 7,647	$ 1,121	$ 6	$ 8,774
Net earnings	$ 1,991	$ 232	$ 218	$ 2,441

Total assets	$237,880	$102,143	$ (62,503)	$277,520

Quarter ended September 30, 2004
Net direct finance and interest income after provision for lease losses	$ 3,528	$ 800	$ 2	$ 4,330
Other income	2,955	165	-	3,120
Gross profit	$ 6,483	$ 965	$ 2	$ 7,450
Net earnings (loss)	$ 1,437	$ 187	$ (33)	$ 1,591

Total assets	$269,846	$ 69,029	$ (56,286)	$282,589

NOTE 4 - CAPITAL LEASES

The Company's net investment in capital leases consists of the following:

	September 30, 2005	June 30, 2005
	(in thousands)
Minimum lease payments receivable	$203,002	$199,193
Estimated residual value	13,397	14,386
	216,399	213,579
Less allowance for lease losses	(3,462)	(2,962)
Less valuation allowance for estimated residual value	(365)	(465)
	212,572	210,152
Less unearned income	(23,261)	(22,350)
Net investment in capital leases	$189,311	$187,802

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4.4 million and $4.5 million at September 30, 2005 and June 30, 2005, respectively.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2005, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions". The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed interpretation requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement if it should be enacted in its current form, but the Company is unable to estimate its impact on the Company's consolidated financial statements.

Page	9

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

     The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company's principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company's balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year. As a result, changes in interest rates in general have a greater impact on the yield earned on the investment in lease receivables, securities and other interest earning assets, with less impact on interest-bearing liabilities.

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

Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended June 30, 2005.

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

      Net earnings for the first quarter of fiscal 2006 were up 53% from the prior year due almost entirely to higher than expected income resulting from the early buyout of four leases. New lease bookings in the first quarter of fiscal 2006 of $38.6 million were 31% greater than the same quarter of the prior year. The net investment in capital leases of $189.3 million at September 30, 2005 was up 27% from the balance at September 30, 2004. The increased investment in capital leases, when compared to the first quarter of fiscal 2005, contributed to the growth in direct finance income in the quarter. New lease originations approved during the first quarter were up 25% from the year before, and with transactions in process of $42.2 million up 24% from June 30, 2005, the Company should continue to see an increase in lease bookings and growth in finance income.

Page	10

      The Bank represents a growing portion of the Company's consolidated results, with the Bank's investment in capital leases of $77.2 million at September 30, 2005 representing 41% of the consolidated investment. To fund this expansion, the Bank's demand, savings and time deposits increased $24.5 million to $57.0 million from $32.5 million at September 30, 2004. The Bank's total assets represent 37% of the Company's total assets, compared to 24% at September 30, 2004.

Consolidated Statement of Earnings Analysis

      Summary -- For the first quarter ended September 30, 2005, net earnings of $2.4 million increased 53% from $1.6 million for the first quarter ended September 30, 2004. Diluted earnings per share increased 50% to $.21 for the quarter ended September 30, 2005, compared to $.14 per share for the same quarter of the prior year. The smaller increase in diluted earnings per share compared to net earnings reflects the impact of a larger number of diluted shares outstanding during the period.

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

     Net direct finance and interest income was $4.8 million for the quarter ended September 30, 2005, compared to $4.3 million for the quarter ended September 30, 2004, an increase of $469,000, or 12%. Direct finance income of $5.0 million increased by $728,000, or 17%, as a result a higher average investment in capital leases held in the Company's own portfolio offset slightly by lower average yields. The average yield on the portfolio was down due to in part to market conditions and as a result of a higher percentage of tax-exempt leases in the portfolio. The increase of $34,000 in interest and investment income is due to improved yields on lower investment balances. Interest expense on deposits was $458,000 for the first quarter of fiscal 2006 compared to $165,000 for the same quarter of the prior year, reflecting a 104% increase in the average balances of interest bearing deposits and an increase in the average interest rates paid.

    The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for lease losses by volume and rate:
	Quarter ended
	September 30, 2005 vs 2004
	Volume	Rate	Total
		(in thousands)
Interest income
Net investment in capital leases	$1,004	$ (276)	$ 728
Discounted lease rentals	(166)	(10)	(176)
Federal funds sold	27	74	101
Investment securities	(20)	2	(18)
Interest-bearing deposits with banks	(105)	56	(49)
	740	(154)	586
Interest expense
Non-recourse debt	(166)	(10)	(176)
Demand and savings deposits	49	40	89
Time deposits	115	89	204
	(2)	119	117
	$ 742	$ (273)	$ 469

Page	11

    The following tables present the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-bearing assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
(dollars in thousands)	Quarter ended September 30, 2005			Quarter ended September 30, 2004
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-bearing assets
Interest-bearing deposits with banks	$ 30,378	$ 169	2.2%	$ 58,813	$ 216	1.5%
Federal funds sold	13,166	124	3.8%	6,183	24	1.6%
Investment securities	1,419	14	3.9%	3,751	33	3.5%
Net investment in capital leases including discounted lease rentals (1,2)	193,206	5,078	10.5%	166,127	4,526	10.9%
Total interest-bearing assets	238,169	5,385	9.0%	234,874	4,799	8.2%
Other assets	42,185			43,383
	$280,354			$278,257
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 13,825	109	3.1%	$ 3,882	20	2.0%
Time deposits	41,908	349	3.3%	23,394	145	2.5%
Non-recourse debt (1)	7,222	128	7.1%	15,885	304	7.7%
Total interest-bearing liabilities	62,955	586	3.7%	43,161	469	4.3%
Other liabilities	29,804			31,016
Stockholders' equity	187,595			204,080
	$280,354			$278,257
Net direct finance and interest income		$ 4,799	5.3%		$ 4,330	3.9%
Net direct finance and interest income to average interest-bearing assets			8.1%			7.4%
Average interest-bearing assets over average interest-bearing liabilities			378.3%			544.2%

(1)  Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $7.2 million and $15.9 million for the quarter ended September 30, 2005 and 2004, respectively, offset each other and do not contribute to the Company's net direct finance and interest income.
(2)  Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

      Provision for Lease Losses -- The Company had a provision for lease losses in the first quarter of fiscal 2006 of $402,000, compared to no provision for the same period in the prior year. The increase in the provision largely relates to the deterioration in credit quality of certain leases during the first quarter, including to some extent, lessees located in New Orleans impacted by Hurricane Katrina.

     Other Income -- Total other income for the quarter ended September 30, 2005 increased by $1.3 million, or 40.3%, to $4.4 million, compared to $3.1 million for the same quarter of the prior fiscal year. The increase in other income is largely due to an increase of $1.3 million related to the gain on sale of leases and leased property to $3.3 million. The early buyout of four leases contributed to the higher gain on sale of leases and leased property. Operating and sales-type lease income decreased $71,000 to $955,000 due to a lower level of short-term lease renewals. Other income increased $25,000 to $156,000 for the first quarter ended September 30, 2005 reflecting higher fee income.

    Selling, General, and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") decreased $74,000, or 1.5%, to $4.8 million during the first quarter of fiscal 2006 compared to $4.9 million during the first quarter of fiscal 2005. The decrease in SG&A expenses is primarily due to containment of costs related to the sales organization.

Page	12

    Income Taxes - Income taxes were accrued at a tax rate of 38.75% for the fiscal first quarter ended September 30, 2005 compared to 38.5% for the fiscal first quarter ended September 30, 2004 representing the estimated annual tax rate for the fiscal years ending June 30, 2006 and 2005, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

      The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company's strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds a large percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. During the first quarter ended September 30, 2005, approximately 96% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 78% during the first quarter of fiscal 2005. During the quarter ended September 30, 2005, the Company's net investment in capital leases increased by $1.5 million. This increase includes a $2.2 million increase in the Company's investment in lease receivables, and a $729,000 reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company, while the decline in investment in residual values is due to a lower volume of leases being booked on which the Company records a residual value.

     The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At September 30, 2005, the Company's investment in property acquired for transactions in process was $42.2 million related to approximately $122.3 million of approved lease commitments. This investment in transactions in process reflected an increase of $8.1 million from $34.1 million at June 30, 2005, which related to approved lease commitments of $110.5 million, and a decrease from $44.4 million at September 30, 2004.

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

The following table summarizes the Company's non-performing capital leases:
	September 30, 2005	June 30, 2005
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$2,314	$ 945
Restructured leases	216	-
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$2,530	$ 945
Non-performing assets as % of total investment in capital leases	1.3%	0.4%

      The increase in non-accrual leases is primarily due to the placement of certain leases located in New Orleans impacted by Hurricane Katrina on non-accrual pending further information on the status of the property and the lessees. All such leases were current in their payments at September 30, 2005. In addition to the non-performing capital leases identified above, there was $2.4 million of investment in capital leases at September 30, 2005 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $2.0 million at June 30, 2005. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. The increase reflects the identification of additional special mention credits, which offset the benefit from the paydown on other substandard leases. These potential problem leases are considered in the determination of the allowance for lease losses.

Page	13

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
	Three months ended September 30,
	2005	2004
	(dollars in thousands)
Allowance for lease losses at beginning of period	$ 3,495	$ 3,461
Charge-off of lease investment	(2)	(137)
Recovery of amounts previously written off	-	11
Provision for lease losses	402	-
Allowance for lease losses at end of period	$ 3,895	$ 3,335

Net investment in capital leases before allowances at end of period	$193,138	$151,726
Allowance for lease losses as percent of net investment in capital leases before allowances at end of period	2.0%	2.2%

     The allowance for lease losses increased $400,000 to $3.9 million (2.0% of net investment in capital leases before allowances) at September 30, 2005 from $3.5 million (1.8% of net investment in capital leases before allowances) at June 30, 2005. This allowance consisted of $1.8 million allocated to specific accounts that were impaired and $2.1 million that was available to cover losses inherent in the portfolio. This compared to $1.23 million allocated to specific accounts at June 30, 2005 and $2.24 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at September 30, 2005 primarily relates to an increase in losses related to special mention credits, including some related to leases located in New Orleans impacted by Hurricane Katrina. The Company considers the allowance for lease losses of $3.9 million at September 30, 2005 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Investment Securities

     The amortized cost, fair value, and carrying value of investment securities at September 30, 2005 were as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$ 651	$ -	$ (20)	$ 631	$ 651
Federal Reserve Bank Stock	579	-	-	579	579
Total held-to-maturity	$ 1,230	$ -	$ (20)	$ 1,210	$ 1,230

Page	14

Liquidity and Capital Resources

     The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2005 and June 30, 2005, the Company's cash and cash equivalents were $34.6 million and $43.3 million, respectively. Stockholders' equity at September 30, 2005 was $188.4 million, or 68% of total assets, compared to $186.9 million, or 67% of total assets, at June 30, 2005. At September 30, 2005, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and OCC.

     Deposits at CalFirst Bank totaled $57.0 million at September 30, 2005, compared to $32.5 million at September 30, 2004. The $24.5 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the quarters ended September 30, 2005 and 2004:
	Three months ended September 30,
	2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$ 1,300	n/a	$ 1,219	n/a
Interest-bearing demand deposits	31	0.50%	15	0.49%
Money market deposits	13,794	3.13%	3,867	2.00%
Time deposits less than $100,000	25,233	3.30%	15,002	2.51%
Time deposits, $100,000 or more	$16,675	3.30%	$ 8,392	2.38%

     The Leasing Companies' capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2005, the Company had outstanding non-recourse debt aggregating $5.3 million relating to discounted lease rentals assigned to lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

     Contractual Obligations and Commitments

     The following table summarizes various contractual obligations to make and receive future payments as of September 30, 2005. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company's future liquidity requirements.
	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$ 41,897	$ 30,864	$ 11,033	$ -
Deposits without a stated maturity	15,089	15,089	-	-
Operating lease rental expense	3,076	1,027	2,049	-
Lease property purchases (1)	80,102	80,102	-	-
Total contractual commitments	$140,164	$127,082	$ 13,082	$ -
Contractual Cash Receipts
Lease payments receivable (2)	$203,002	$103,937	$ 97,756	$ 1,309
Cash - current balance	34,569	34,569	-	-
Total projected cash availability	237,571	138,506	97,756	1,309
Net projected cash inflow	$ 97,407	$ 11,424	$ 84,674	$ 1,309

(1)  Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)  Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

Page	15

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

  Changes in the domestic interest rate environment, including the continuation of a flat yield curve, could reduce net interest income and negatively affect certain lessees, which could increase lease losses;

  As CalFirst Bank has expanded and now represents a greater portion of the Company's assets, the Company's sensitivity to changes in interest rates has increased;

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

  Changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment, strategies or affect operations;

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

Page	16

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the Plan (1)

July 1, 2005 - July 31, 2005	-	$ -	612,956
August 1, 2005 - August 31, 2005	-	$ -	612,956
September 1, 2005 - September 30, 2005	-	$ -	612,956
	-	$ -

(1) In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

There was one report on Form 8-K filed during the three months ended September 30, 2005. The report filed on August 4, 2005 related to the release of the Company's earnings for the year ended June 30, 2005.

(a)	Exhibits		Page
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	19
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	20
	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	21

Page	17

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant
DATE: November 10, 2005	BY:	S. LESLIE JEWETT /s/
S. LESLIE JEWETT
Chief Financial Officer (Principal Financial and Accounting Officer)

Page	18