Form 10-Q
period 2005-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2006-02-10
CIK 803016

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Mark One]
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the quarterly period ended                        December 31, 2005

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

                                                                    Yes  ☐           No  ☒

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of February 3, 2006, was 11,123,804.

CALIFORNIA FIRST NATIONAL BANCORP

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31,	June 30,
	2005	2005 (1)
	(Unaudited)
ASSETS

Cash and due from banks	$24,277	$30,711
Federal funds sold and securities purchased under
agreements to resell	14,165	12,610
Total cash and cash equivalents	38,442	43,321
Investment securities	1,247	1,484
Net receivables	1,803	1,636
Property acquired for transactions in process	40,637	34,052
Net investment in capital leases	196,311	187,802
Net equipment on operating leases	14	25
Other assets	1,999	2,094
Discounted lease rentals assigned to lenders	4,946	8,405

	$285,399	$278,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$5,258	$4,232
Accrued liabilities	3,968	3,950
Demand and money market deposits	13,045	14,132
Time certificates of deposit	50,198	39,966
Lease deposits	6,323	5,364
Non-recourse debt	4,946	8,405
Deferred income taxes - including income taxes payable, net	11,874	15,834

	95,612	91,883

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,113,804 (December 2005) and 11,098,683 (June 2005) issued and outstanding	111	111
Additional paid in capital	3,243	3,013
Retained earnings	186,433	183,812
	189,787	186,936
	$285,399	$278,819

(1) Derived from audited financial statements.

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Direct finance income	$5,354	$4,909	$10,304	$9,131
Interest and investment income	256	236	562	509

Total direct finance and interest income	5,610	5,145	10,866	9,640

Interest expense on deposits	539	222	996	387
Provision for lease losses	-	-	402	-

Net direct finance and interest income after
provision for lease losses	5,071	4,923	9,468	9,253

Other income
Operating and sales-type lease income	1,119	1,105	2,073	2,131
Gain on sale of leases and leased property	2,103	1,748	5,369	3,711
Other income	257	570	414	701

Total other income	3,479	3,423	7,856	6,543

Gross profit	8,550	8,346	17,324	15,796

Selling, general and administrative expenses	4,630	5,069	9,418	9,932

Earnings before income taxes	3,920	3,277	7,906	5,864

Income taxes	1,519	1,203	3,063	2,199

Net earnings	$2,401	$2,074	$4,843	$3,665

Basic earnings per common share	$.22	$.19	$.44	$.33

Diluted earnings per common share	$.21	$.18	$.42	$.32

Dividends declared per common share outstanding	$.10	$2.00	$.20	$2.10

Weighted average common shares outstanding	11,114	11,063	11,110	11,054

Diluted common shares outstanding	11,428	11,310	11,419	11,292

The accompanying notes are an integral part
of these consolidated financial statements.

 CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,843	$3,665
Adjustments to reconcile net earnings to cash flows
provided by (used for) operating activities:
Depreciation	23	44
Stock-based compensation expense	94	-
Sale of leased property previously on operating leases, net	23	24
Interest accretion of estimated residual values	(723)	(757)
Decrease in estimated residual values	3,695	2,948
Provision for lease losses	402	-
Net decrease in deferred income taxes, including income taxes payable	(3,960)	(532)
Net increase in net receivables	(167)	(1,186)
Decrease in income taxes receivable	0	0
Net increase in property acquired for transactions in process	(6,585)	(11,632)
Net increase in accounts payable and accrued liabilities	1,043	1,188
Increase in customer lease deposits	959	783
Net cash used for operating activities	(353)	(5,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	0	0
Proceeds from sale of available-for-sale securities	0	0
Net increase in minimum lease payments receivable	(10,322)	(14,562)
Purchase of leased property on operating leases	(34)	(17)
Purchase of investment securities	(24)	(6)
Pay down of investment securities	261	2,262
Net decrease in other assets	94	80
Increase in estimated residual values recorded on leases	(1,561)	(1,519)
Net cash used for investing activities	(11,586)	(13,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	10,232	5,702
Net (decrease) increase in demand and money market deposits	(1,086)	6,265
Payments to repurchase common stock	0	0
Dividends to stockholders	(2,222)	(23,277)
Proceeds from exercise of stock options	136	443
Net cash provided by (used for) financing activities	7,060	(10,867)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,879)	(30,084)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,321	64,872

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,442	$34,788

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(3,459)	$(6,319)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$1,003	$388
Income Taxes	$7,024	$2,738

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Six months ended December 31, 2004

Balance, June 30, 2004	11,038,825	$110	$2,480	$201,134	$125	$203,849

Comprehensive income:
Net earnings	-	-	-	3,665	-	3,665

Sale of investment security	-	-	-	-	(125)	(125)

Total comprehensive income						3,540

Shares issued -
Stock options exercised	47,500	1	442	-	-	443

Dividends declared	-	-	-	(23,277)	-	(23,277)

Balance, December 31, 2004	11,086,325	$111	$2,922	$181,522	$-	$184,555

Six months ended December 31, 2005

Balance, June 30, 2005	11,098,683	$111	$3,013	$183,812	$-	$186,936

Net earnings	-	-	-	4,843	-	4,843

Shares issued -
Stock options exercised	15,121	-	136	-	-	136

Stock-based
compensation expense	-	-	94	-	-	94

Dividends declared	-	-	-	(2,222)	-	(2,222)

Balance, December 31, 2005	11,113,804	$111	$3,243	$186,433	$-	$189,787

The accompanying notes are an integral part
of these consolidated financial statements.

 CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2005. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2005 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2005 and the statements of earnings for the three and six-month periods, and cash flows and stockholders’ equity for the six month periods ended December 31, 2005 and 2004. The results of operations for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2006.

NOTE 2 - STOCK-BASED COMPENSATION

At December 31, 2005, the Company has one stock option plan, which is more fully described in Note 1 in the Company’s 2005 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R),“Share-Based Payments” (“SFAS 123R”) which replaced SFAS 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the three and six months ended December 31, 2005, the Company recognized pre-tax stock-based compensation expense of $46,837 and $93,674, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years ended June 2001 through June 2004. The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants. As of December 31, 2005, approximately $301,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 2 years.

The following table summarizes the stock option activity for the periods indicated:

	Six months ended December 31, 2005		Year ended June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	1,017,518	$9.02	944,758	$10.34
Granted (1)	-	-	136,618	9.01
Exercised	(15,121)	9.05	(59,858)	8.92
Canceled/expired	(7,772)	10.72	(4,000)	11.13
Options outstanding at end of period	994,625	$9.01	1,017,518	$9.02

Options exercisable	914,857		824,284

(1)
All options granted during the year ended June 30, 2005 were the result of the special dividend in December 2004, which resulted in all unexercised options as of the record date being re-priced under FIN 44 to preserve the economic benefit of the stock options at such time.

As of December 31, 2005
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 7.26	136,018	4.59	$5.51	136,018	$5.51
7.80 - 8.81	498,743	4.95	8.10	459,495	8.05
9.85 - 15.27	359,864	3.79	11.60	319,344	11.56
$ 5.20 -15.27	994,625	4.48	$9.01	914,857	$8.90

Prior to the adoption to SFAS 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on the three and six months ended December 31, 2004 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148:

	Three months ended	Six months ended
	December 31, 2004	December 31, 2004
	(in thousands, except per share amounts)

Net earnings	$2,074	$3,665
Pro forma compensation cost	(82)	(163)
Pro forma net earnings	$1,992	$3,502

Pro forma Basic EPS	$0.18	$0.32
Pro forma Diluted EPS	$0.18	$0.31

NOTE 3 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”. The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank. Below is a summary of each segment’s financial results for the quarter and six months ended December 31, 2005 and 2004:

	Leasing	CalFirst	Bancorp and
	Companies	Bank	Eliminating Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2005
Net direct finance and interest income
after provision for lease losses	$3,942	$1,119	$10	$5,071
Other income	3,204	275	-	3,479
Gross profit	$7,146	$1,394	$10	$8,550
Net earnings	$1,835	$360	$206	$2,401

Quarter ended December 31, 2004
Net direct finance and interest income
after provision for lease losses	$3,905	$989	$29	$4,923
Other income	3,369	54	-	3,423
Gross profit	$7,274	$1,043	$29	$8,346
Net earnings	$1,748	$288	$38	$2,074

Six months ended December 31, 2005
Net direct finance and interest income
after provision for lease losses	$7,445	$2,007	$16	$9,468
Other income	7,348	508	-	7,856
Gross profit	$14,793	$2,515	$16	$17,324
Net earnings	$3,826	$592	$425	$4,843

	Leasing	CalFirst	Bancorp and
	Companies	Bank	Eliminating Entries	Consolidated
	(in thousands)
Six months ended December 31, 2004
Net direct finance and interest income
after provision for lease losses	$7,433	$1,789	$31	$9,253
Other income	6,325	218	-	6,543
Gross profit	$13,758	$2,007	$31	$15,796
Net earnings	$3,185	$475	$5	$3,665

Total assets at December 31, 2005	$241,192	$108,953	$(64,746)	$285,399
Total assets at December 31, 2004	$246,200	$74,849	$(58,712)	$262,337

NOTE 4 - CAPITAL LEASES

The Company's net investment in capital leases consists of the following:

	December 31, 2005	June 30, 2005
	(in thousands)
Minimum lease payments receivable	$213,238	$199,193
Estimated residual value	12,975	14,386
	226,213	213,579
Less allowance for lease losses	(3,458)	(2,962)
Less valuation allowance for estimated residual value	(377)	(465)
	222,378	210,152
Less unearned income	(26,067)	(22,350)
Net investment in capital leases	$196,311	$187,802

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4.3 million and $4.5 million at December 31, 2005 and June 30, 2005, respectively.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions". The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed interpretation requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement if it should be enacted in its current form, but the Company is unable to estimate its impact on the Company's consolidated financial statements at this time.

In June 2005, the FASB issued Statement No. 154 (“FAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles had to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss, includes accounting considerations subsequent to the recognition of an other-than-temporary impairment, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The pre-existing guidance on measurement has not changed. The effective date of the FSP is for periods beginning after December 15, 2005. The Company adopted the disclosure requirements of the FSP effective for the three and six months ended December 31, 2005.

NOTE 6 - SUBSEQUENT EVENT

On January 24, 2006, the Board of Directors approved a $25 million line of credit between the Leasing Companies and Bank of America, NA (“Bank of America“). The agreement provides for borrowings based on the Bank of America’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2007. The agreement is unsecured; however, the Leasing Companies’ obligations are guaranteed by the Company. Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability. The purpose of the line is to provide resources as needed for investment in transactions in process and capital leases. No borrowings have been made on this line of credit as of the date hereof.

On January 24, 2006, the Board approved a 10% increase in the quarterly dividend rate to $0.11 per share from $0.10 per share. The dividend will be paid April 7, 2006 to shareholders of record on March 24, 2006.

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

The Company’s direct finance income includes interest income earned on the Company’s investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of off-lease property (“lease extensions”) and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company’s carrying cost. Income from operating leases generally involves the re-lease of off-lease property that is booked as an operating lease rather than as a sales-type lease.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year. As a result, changes in interest rates in general have a greater impact on the income earned on the investment in lease receivables, securities and other interest earning assets, with less impact on interest expense.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2005.

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

Net earnings for the first six months of fiscal 2006 were up 32% from the prior year due primarily to better than expected income from end of term transactions and a 5% reduction in SG&A expenses. In addition, the net investment in capital leases of $196.3 million at December 31, 2005 was up 17% from the year before, and contributed to a 13% increase in direct finance income. Growth in net direct finance and interest income, however, was only 2% due to higher interest expense on deposits and a larger provision for lease losses. New lease bookings for the first six months of fiscal 2006 of $79.5 million were substantially unchanged from the first six months of the prior year, while the backlog of approved lease commitments is approximately 8% below the prior year.

The Bank represents a growing portion of the Company’s consolidated results, with the Bank’s investment in capital leases of $86.7 million at December 31, 2005 representing 44% of the consolidated investment. To fund this expansion, the Bank’s demand, savings and time deposits increased $26.6 million to $63.2 million from $36.6 million at December 31, 2004. To support the growth of the Bank, the Company has committed to invest an additional $15 million of capital in the Bank.

Consolidated Statement of Earnings Analysis

Summary -- For the second quarter ended December 31, 2005, net earnings of $2.4 million increased $327,000, or 16.0%, compared to $2.1 million for the second quarter ended December 31, 2004. Diluted earnings per share increased 14.6% to $0.21 per share for the second quarter of fiscal 2006 compared to $0.18 per share for the second quarter of the prior year. The results of the second quarter of fiscal 2006 reflect slightly higher net direct finance and interest income and income from end-of-term transactions, along with a decrease in selling, general and administrative (“SG&A”) expenses. The volume of new lease transactions booked during the second quarter of fiscal 2006 was $40.7 million, a 17.7% decrease from the same quarter of the prior year.

For the six months ended December 31, 2005, net earnings of $4.8 million increased $1.2 million, or 32.1%, compared to the six months ended December 31, 2004. Diluted earnings per share increased 31.3% to $0.42 for the first six months of fiscal 2006 compared to $0.32 for the same period of the prior year.

Net Direct Finance and Interest Income -- Net direct finance and interest income is the difference between interest earned on the investment in capital leases, securities and other interest earning investments and interest paid on deposits or other borrowings. Net direct finance and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, changes in the yield curve and funding and pricing strategies.

Net direct finance and interest income was $5.1 million for the quarter ended December 31, 2005, a $149,000, or 3.0%, increase compared to the same quarter of the prior year. Direct finance income of $5.4 million increased by $445,000 as a result of the 20.4% increase in the average investment in capital leases held in the Company’s own portfolio, which offset the lower average yields earned. Interest income on investments increased by $20,000 due to an increase in interest rates that offset lower average investment balances. Interest expense on deposits was $539,000 for the second quarter of fiscal 2006 compared to $222,000 for the same quarter of the prior year. The increase includes the impact of a 73% increase in average deposit balances together with an increase in the average interest rate paid from approximately 2.58% to 3.64%.

For the six months ended December 31, 2005, net direct finance and interest income was $9.9 million, a $617,000, or 6.7% increase from the same period of the prior year. Direct finance income of $10.3 million increased by $1.2 million, or 13%, as a 21.3% increase in the average investment in capital leases held in our own portfolio offset the impact of lower yields earned. Interest income on investments increased by $53,000, due to higher yields on lower investment balances during the period. Interest expense on deposits was $996,000 for the first six months of fiscal 2006, compared to $387,000 for the same period of the prior year. The increase reflected an 88% increase in average deposit balances and an increase in the average rate paid from 2.52% to 3.45%.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2005 vs 2004			December 31, 2005 vs 2004
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in capital leases	$1,001	$(556)	$445	$1,944	$(771)	$1,173
Discounted lease rentals	(138)	(12)	(150)	(300)	(26)	(326)
Federal funds sold	(17)	(11)	(28)	(17)	(11)	(28)
Federal funds sold	20	53	73	56	117	173
Investment securities	(10)	3	(7)	(30)	4	(26)
Interest-bearing investments	(86)	41	(45)	(187)	93	(94)
	787	(471)	316	1,483	(583)	900
Interest expense
Non-recourse debt	(138)	(12)	(150)	(300)	(26)	(326)
Demand and money market deposits	21	41	62	74	77	151
Time certificates of deposits	145	110	255	261	197	458
	28	139	167	35	248	283
	$759	$(610)	$149	$1,448	$(831)	$617

The following tables present the Company’s average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2005			December 31, 2004
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing assets
Interest-bearing deposits with banks	$21,908	$115	2.1%	$47,010	$160	1.4%
Federal funds sold	12,404	124	4.0%	8,966	51	2.3%
Investment securities	1,245	17	5.5%	2,120	25	4.7%
Net investment in capital leases
including discounted lease rentals (1,2)	197,856	5,430	11.0%	172,927	5,135	11.9%
Total interest-bearing assets	233,413	5,686	9.7%	231,023	5,371	9.3%
Other assets	46,638			46,310
	$280,051			$277,333
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$12,849	111	3.4%	$8,983	49	2.2%
Time deposits	45,866	428	3.7%	24,961	173	2.8%
Non-recourse debt	4,933	76	6.2%	12,677	226	7.1%
Total interest-bearing liabilities	63,648	615	3.9%	46,621	448	3.8%
Other liabilities	27,429			31,003
Shareholders' equity	188,974			199,709
	$280,051			$277,333
Net interest income		$5,071	5.8%		$4,923	5.5%
Net direct finance and interest income to
average interest-bearing assets			8.7%			8.5%
Average interest-bearing assets over
average interest-bearing liabilities			366.7%			495.5%

	Six months ended			Six months ended
(dollars in thousands)	December 31, 2005			December 31, 2004
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing assets
Interest-bearing deposits with banks	$26,523	$284	2.1%	$52,508	$377	1.4%
Federal funds sold	13,028	247	3.8%	7,421	74	2.0%
Investment securities	1,347	31	4.6%	2,820	58	4.1%
Net investment in capital leases
including discounted lease rentals (1,2)	195,658	10,507	10.7%	170,506	9,660	11.3%
Total interest-bearing assets	236,556	11,069	9.4%	233,255	10,169	8.7%
Other assets	44,030			43,854
	$280,586			$277,109
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$13,343	220	3.3%	$6,389	68	2.1%
Time deposits	43,887	776	3.5%	24,117	319	2.6%
Non-recourse debt	6,184	203	6.6%	14,292	529	7.4%
Total interest-bearing liabilities	63,414	1,199	3.8%	44,798	916	4.1%
Other liabilities	28,910			30,776
Shareholders' equity	188,262			201,535
	$280,586			$277,109
Net interest income		$9,870	5.6%		$9,253	4.6%
Net direct finance and interest income to
average interest-bearing assets			8.3%			7.9%
Average interest-bearing assets over
average interest-bearing liabilities			373.0%			520.7%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $4.9 and $11.2 million at December 31, 2005 and 2004, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease Losses -- The Company did not record a provision for lease losses in the second quarter of fiscal 2006 but a provision of $402,000 was made during the first quarter. This compared to no provision being made throughout the first half of the prior year. A provision was not necessary during the second quarter of fiscal 2006 since the overall level of reserves required at December 31, 2005 remained relatively unchanged from the end of the first quarter of fiscal 2006. This was due in part to the fact that the provision made during the first quarter related to some extent to lessees located in New Orleans impacted by Hurricane Katrina. The assessment of potential losses at the end of the first quarter was based on minimal information regarding the lessees and property that was available, due to the inaccessibility of New Orleans at that time. Based on current and better information now available, the Company does not believe it will suffer any significant losses resulting from Katrina, and therefore, the provision made in the first quarter was available to cover other estimated potential losses identified during the second quarter.

Other Income -- Total other income for the quarter ended December 31, 2005 increased by $56,000, or 1.6%, to $3.5 million, compared to $3.4 million for the same quarter of the prior fiscal year. The increase in other income is due to a $355,000, or 20.3%, increase in gain on sale of leases and leased property to $2.1 million for the second quarter of fiscal 2006 from $1.7 million for the same period of the prior year, benefiting from an increase in gains from leased property sales. Operating and sales-type lease income of $1.1 million for second quarter of fiscal 2006 remained flat when compared to the second quarter of fiscal 2005, as the volume of lease renewals remained flat. Other fee income decreased $313,000 to $257,000 for the second quarter ended December 31, 2005. The second quarter of fiscal 2005 included a gain recognized on the sale of an investment security.

For the six months ended December 31, 2005, total other income was $7.9 million compared to $6.5 million for the six months ended December 31, 2004, a 20.1% increase. The gain on sale of leases and leased property of $5.4 million for the first six months of fiscal 2006 increased $1.7 million compared to the same period of the prior year due to increased income from leased property sales, including the early buyout of four leases. Operating and sales-type lease income of $2.1 million was down slightly during the first six months of fiscal 2006, as the volume of lease renewals declined. Other fee income decreased $287,000 to $414,000 for the six months ended December 31, 2005 from the same period of the prior year. The first six months of fiscal 2005 included a gain recognized on the sale of an investment security.

Selling, General, and Administrative Expenses -- S,G&A expenses decreased by $439,000, or 8.7%, to $4.6 million during the second quarter of fiscal 2006 compared to $5.1 million during the second quarter of fiscal 2005. For the first six months of fiscal 2006, S,G&A expenses decreased $514,000, or 5.2%, to $9.4 million from $9.9 million reported for the first six months of the prior fiscal year. The decrease in S,G&A for both periods is due to containment costs related to the sales organization but also reflects containment of other operating expenses.

Taxes - Income taxes were accrued at a tax rate of 38.75% for the three and six months ended December 31, 2005, compared to 37.5% for the three and six months ended December 31, 2004, representing the estimated annual tax rate for the fiscal years ending June 30, 2006 and 2005, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

The Company’s risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds a large percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. In both the six months ended December 31, 2005 and 2004, approximately 93% of the total dollar amount of new leases booked by the Company were held in its own portfolio. During the six months ended December 31, 2005, the Company’s net investment in capital leases grew by $8.5 million. This increase includes a $9.8 million increase in the Company’s investment in lease receivables, and a $1.3 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company, while the decline in investment in residual values is due to a higher volume of residual values being recognized at end of term than being booked on new leases on which the Company retains a residual investment.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. At December 31, 2005, the Company’s investment in property acquired for transactions in process was $40.6 million related to approximately $103.7 million of approved lease commitments. This investment in transactions in process reflected an increase of $6.6 million from $34.1 million at June 30, 2005, which related to approved lease commitments of $110.2 million, and compared to $42.1 million at December 31, 2004.

The Company monitors the performance of all leases held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases ten or more days delinquent is conducted. Lessees who are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases will generally be discontinued when the lessee becomes ninety days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non-accrual earlier if the Company has significant doubt about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee’s financial condition or other relevant factors.

The following table summarizes the Company’s non-performing capital leases:

	December 31, 2005	June 30, 2005
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$2,468	$945
Restructured leases	210	-
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$2,678	$945
Non-performing assets as % of total investment in capital leases	1.4%	0.4%

The leases on non-accrual at December 31, 2005 included close to $1.0 million related to certain leases located in New Orleans impacted by Hurricane Katrina. These leases are in the process of being restructured and should be removed from non-accrual during the third quarter of fiscal 2006. In addition to the non-performing capital leases identified above, there was $3.1 million of investment in capital leases at December 31, 2005 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $2.0 million at June 30, 2005. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. The increase primarily relates to one large lease with a retailer that is a criticized credit, but that is current on all lease payments. This addition offset the benefit from the pay down on other substandard leases. These potential problem leases are considered in the determination of the allowance for lease losses.

Allowance for Lease Losses

The allowance for lease losses provides coverage for probable and estimable losses in the Company’s lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. Lease receivables or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio.

	Six months ended December 31,
	2005	2004
	(dollars in thousands)
Allowance for lease losses at beginning of period	$3,495	$3,461
Charge-off of lease receivables	(9)	(137)
Recovery of amounts previously written off	16	11
Provision for lease losses	402	-
Allowance for lease losses at end of period	$3,904	$3,335

Net investment in capital leases before allowances at end of period	$200,146	$171,048
Allowance for lease losses as percent of net investment in capital
leases before allowances at end of period	2.0%	1.9%

The allowance for lease losses increased $409,000 to $3.9 million (2.0% of net investment in capital leases before allowances) at December 31, 2005 from $3.5 million (1.8% of net investment in capital leases before allowances) at June 30, 2005. This allowance consisted of $1.65 million allocated to specific accounts that were identified as impaired and $2.25 million that was available to cover losses inherent in the portfolio. This compared to $1.23 million allocated to specific accounts at June 30, 2005 and $2.24 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at December 31, 2005 primarily relates to an increase in losses related to special mention credits. The Company considers the allowance for lease losses of $3.9 million at December 31, 2005 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Investment Securities

The Company’s investment securities are classified as held-to-maturity. The amortized cost, fair value, and carrying value of investment securities at December 31, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$644	$-	$(25)	$619	$644
Federal Reserve Bank Stock	603	-	-	603	603
Total held-to-maturity	$1,247	$-	$(25)	$1,222	$1,247

The unrealized loss on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates and the contractual cash flows are guaranteed by an agency of the U. S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At December 31, 2005 and June 30, 2005, the Company’s cash and cash equivalents were $38.4 million and $43.3 million, respectively. Stockholders’ equity at December 31, 2005 was $189.8 million, or 67% of total assets, compared to $186.9 million, or 67% of total assets, at June 30, 2005. At December 31, 2005, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $63.2 million at December 31, 2005, compared to $36.6 million at December 31, 2004. The $26.4 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2005 and 2004:

	Six months ended December 31,
	2005		2004
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,127	n/a	$1,229	n/a
Interest-bearing demand deposits	47	0.49%	26	0.49%
Money market deposits	13,296	3.28%	6,363	2.13%
Time deposits less than $100,000	25,908	3.47%	15,143	2.65%
Time deposits, $100,000 or more	$17,979	3.56%	$8,974	2.56%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2005, the Company had outstanding non-recourse debt aggregating $4.9 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As discussed in Note 6, the Board of Directors approved a $25 million line of credit with Bank of America, NA to provide resources as needed for investment in transactions in process and capital leases.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of December 31, 2005. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$50,198	$39,675	$10,523	$-
Deposits without a stated maturity	13,045	13,045	-	-
Operating lease rental expense	2,799	1,027	1,772	-
Lease property purchases (1)	63,102	63,102	-	-
Total contractual commitments	$129,144	$116,849	$12,295	$-
Contractual Cash Receipts
Lease payments receivable (2)	$213,238	$104,960	$105,758	$2,520
Cash - current balance	38,442	38,442	-	-
Total projected cash availability	251,680	143,402	105,758	2,520

Net projected cash inflow	$122,536	$26,553	$93,463	$2,520

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

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

•
General economic or industry conditions could be less favorable than expected, resulting in a reduced demand for capital assets, deterioration in credit quality, deterioration in the recoverability of our investment in leased property and lease residual values, and a change in the allowance for lease losses;

•
Changes in the domestic interest rate environment, including the continuation of a flat yield curve, could reduce net interest income and negatively affect certain lessees, which could increase lease losses;

•	As CalFirst Bank has expanded and now represents a greater portion of the Company’s assets, the Company’s sensitivity to changes in interest rates has increased;
•	The Company’s subsidiaries have retained an increasing number of lease transactions in their own portfolios which has increased the Company’s exposure to credit risk;
•
CalFirst Bank may not attract or retain sufficient deposits at attractive interest rates to fund its lease portfolio, and therefore could require additional investment by the Company and produce lower lease growth;

•
Security breaches, systems failures, computer viruses or other similar events could damage the Company’s operations and CalFirst Bank’s reputation, or Internet banks in general, and inhibit the ability to raise deposits;

•
The conditions of the securities markets could change, adversely affecting certain lessees and the value or credit quality of the Company's assets, or the availability and terms of non-recourse financing obtained to complete certain lease transactions;

•	The Company’s Common Stock trades on the NASDAQ National Market System, but the volume of trading has been limited and the low volume of trading limits the liquidity of the Common Stock;
•	Changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment, strategies or affect operations;
•	Catastrophic events could impair the Company’s business operations or systems, or that of its lessees, resulting in losses;
•	All the above factors could impact the Company’s ability to remain in compliance with commitments made to federal bank regulators in connection with the formation of CalFirst Bank.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2005:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

October 1, 2005 - October 31, 2005	-	$-	612,956
November 1, 2005 - November 30, 2005	-	$-	612,956
December 1, 2005 - December 31, 2005	-	$-	612,956
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

There was one report on Form 8-K filed during the three months ended December 31, 2005. The report filed on October 26, 2005 related to the release of the Company’s earnings for the quarter ended September 30, 2005.

(a) Exhibits                     Page

10.6	Business Loan Agreement dated as of January 20, 2006 between California First Leasing Corporation and Amplicon, Inc., and Bank of America	22-35

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	36

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	37

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	38

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant

Date: February 10, 2006	BY:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT Chief Financial Officer (Principal Financial and Accounting Officer)