Form 10-Q
period 2006-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2006-08-07
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_____________________

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐     Accelerated filer  ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of July 31, 2006, was 11,161,587.

CALIFORNIA FIRST NATIONAL BANCORP

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(thousands, except for share amounts)

	March 31,	June 30,
	2006	2005
		(restated)
ASSETS
Cash and due from banks	$27,254	$30,711
Federal funds sold and securities purchased under
agreements to resell	16,370	12,610
Total cash and cash equivalents	43,624	43,321
Investment securities	1,137	1,484
Net receivables	2,085	1,636
Property acquired for transactions in process	29,843	34,052
Net investment in capital leases	213,400	187,432
Net property on operating leases	99	68
Other assets	1,760	2,094
Discounted lease rentals assigned to lenders	8,945	8,405

	$300,893	$278,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,302	$4,232
Accrued liabilities	4,212	3,950
Demand and money market deposits	10,343	14,132
Time certificates of deposit	67,025	39,966
Lease deposits	5,659	5,364
Non-recourse debt	8,945	8,405
Deferred income taxes - including income taxes payable, net	8,038	15,705
	109,524	91,754
Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares; authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized;
11,154,776 (March 2006) and 11,098,683 (June 2005) issued and outstanding	111	111
Additional paid in capital	3,647	3,013
Retained earnings	187,611	183,614
	191,369	186,738
	$300,893	$278,492

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(restated)		(restated)
Direct finance income	$6,030	$4,969	$16,334	$14,100
Interest and investment income	335	186	897	695

Total direct finance and interest income	6,365	5,155	17,231	14,795

Interest expense on deposits	683	264	1,679	651
Provision for lease losses	-	152	402	152

Net direct finance and interest income after
provision for lease losses	5,682	4,739	15,150	13,992

Other income
Operating and sales-type lease income	1,004	1,147	2,833	3,482
Gain on sale of leases and leased property	2,416	2,192	7,785	5,902
Other fee income	175	202	588	904

Total other income	3,595	3,541	11,206	10,288

Gross profit	9,277	8,280	26,356	24,280

Selling, general and administrative expenses	4,781	5,121	14,199	15,053

Earnings before income taxes	4,496	3,159	12,157	9,227

Income taxes	1,742	1,185	4,711	3,460

Net earnings	$2,754	$1,974	$7,446	$5,767

Basic earnings per common share	$.25	$.18	$.67	$.52

Diluted earnings per common share	$.24	$.17	$.65	$.51

Dividends declared per common share outstanding	$.11	$.10	$.31	$2.20

Weighted average common shares outstanding	11,125	11,089	11,114	11,066

Diluted common shares outstanding	11,457	11,408	11,434	11,334

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net Earnings	$7,446	$5,767
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	629	657
Stock-based compensation expense	141	-
Leased property on operating leases, net	(235)	(126)
Interest accretion of estimated residual values	(1,074)	(1,136)
Gain on sale of leased property and sales-type lease income	(7,354)	(5,957)
Provision for lease losses	402	152
Deferred income taxes, including income taxes payable	(7,667)	(706)
Increase in receivables	(450)	(707)
Net increase in accounts payable and accrued liabilities	1,332	3,979
Increase in customer lease deposits	296	673
Net cash (used for) provided by operating activities	(6,534)	2,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases and transactions in process	(119,869)	(117,019)
Payments received on lease receivables	93,673	84,506
Proceeds from sales of leased property and sales-type leases	12,462	10,046
Purchase of investment securities	(24)	(17)
Pay down of investment securities	371	2,279
Net increase in other assets	(91)	(443)
Net cash used for investing activities	(13,478)	(20,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	27,059	17,371
Net (decrease) increase in demand and money market deposits	(3,789)	6,874
Dividends to stockholders	(3,449)	(24,387)
Proceeds from exercise of stock options	494	499
Net cash provided by financing activities	20,315	357

NET CHANGE IN CASH AND CASH EQUIVALENTS	303	(17,695)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,321	64,872

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,624	$47,177

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$539	$(9,466)
Estimated residual values recorded on leases	$(2,603)	$(2,156)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$1,687	$655
Income Taxes	$12,378	$4,173

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Nine months ended March 31, 2005

Balance, June 30, 2004	11,038,825	$110	$2,480	$200,684	$125	$203,399

Comprehensive income:
Net earnings (restated)	-	-	-	5,767	-	5,767

Sale of investment security	-	-	-	-	(125)	(125)

Total comprehensive income						5,642

Shares issued -
Stock options exercised	55,458	1	498	-	-	499

Dividends declared	-	-	-	(24,387)	-	(24,387)

Balance, March 31, 2005	11,094,283	$111	$2,978	$182,064	$-	$185,153

Nine months ended March 31, 2006

Balance, June 30, 2005	11,098,683	$111	$3,013	$183,614	$-	$186,738

Net earnings	-	-	-	7,446	-	7,446

Shares issued -
Stock options exercised	56,093	-	493	-	-	493

Stock-based
compensation expense	-	-	141	-	-	141

Dividends declared	-	-	-	(3,449)	-	(3,449)

Balance, March 31, 2006	11,154,776	$111	$3,647	$187,611	$-	$191,369

The accompanying notes are an integral part
of these consolidated financial statements

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2006 and June 30, 2005 and the statements of earnings for the three and nine-month periods, and cash flows and stockholders’ equity for the nine month periods ended March 31, 2006 and 2005. The results of operations for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2006.

Restatement

Subsequent to the issuance of the Company’s March 31, 2005 and June 30, 2005 financial statements, the Company determined that (1) a restatement of prior period results needed to be made to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and (2) certain information in the Consolidated Statements of Cash Flows should be restated to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS No. 95”).

Accounting for Lease Extensions

A review of the accounting for lease extensions accounted for as sales-type leases identified that certain lease extensions classified as sales-type leases should have been classified as operating leases. The difference in lease classification results in different timing of income recognition within the extension term and a change in classification of such leases on the balance sheet from net Investment in capital leases to property on operating leases.

The effect of the restatement on the Company’s previously reported Consolidated Statement of Earnings for the three and nine months ended March 31, 2005 is as follows:

	Three months ended March 31, 2005			Nine months ended March 31, 2005
	As Previously	Restatement	As	As Previously	Restatement	As
(dollars in thousands)	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating and sales-type income	$1,036	$111	$1,147	$3,167	$315	$3,482

Earnings before income taxes	$3,048	$111	$3,159	$8,912	$315	$9,227
Income taxes	1,143	42	1,185	3,342	118	3,460
Net income	$1,905	$69	$1,974	$5,570	$197	$5,767
Diluted earnings per share	$0.17	$-	$0.17	$0.49	$0.02	$0.51

Consolidated Statement of Cash Flows

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the nine months ended March 31, 2005 in order to a) recognize cash flows related to the gain on sale of leased property and sales-type lease income as investing activities rather than operating activities, b) recognize cash flows related to property acquired for transactions in process as investing activities rather than as operating cash flows, and c) separately present cash outflows and inflows related to lease investments. The restatements will solely affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows, but they will have no impact on the net increase (decrease) in cash and cash equivalents set forth in such statement for any of the previously reported periods.

The changes include the following:

1.
the non-cash “Decrease in estimated residual values” related to the sale of property and sales-type leases will no longer be added back as an adjustment to net earnings to determine cash flow from operating activities;

2.	“Property acquired for transactions in process” will be reclassified from operating activities to investment activities and included with “Investment in lease receivables and transactions in process”;
3.	payments received related to the “Investment in lease receivables and transactions in process” will be separately presented as “Payments received on lease receivables”;
4.	“Proceeds from sale of leased property and sales-type leases” will be recognized as cash flow from investing activities;
5.	the “Residual recorded on capital leases” is eliminated as an investing activity and will be included as supplemental disclosure to the Consolidated Cash Flow Statement.

The effect of the restatement on the Company’s previously reported Consolidated Statement of Cash Flows for the nine months ended March 31, 2005 is as follows:

	Nine months ended March 31, 2005
	As Previously	Restatement	As
(dollars in thousands)	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,570	$197	$5,767
Adjustments to reconcile net earnings to cash flows
provided by (used for) operating activities:
Depreciation	51	606	657
Sale of leased property previously on operating leases, net	56	(56)	-
Leased property on operating leases, net	-	(126)	(126)
Interest accretion of estimated residual values	(1,136)	-	(1,136)
Decrease in estimated residual values	4,089	(4,089)	-
Gain on sale of leased property and sales-type lease income	-	(5,957)	(5,957)
Property acquired for transactions in process	883	(883)	-
Deferred income taxes, including income taxes payable	(824)	118	(706)
All other operating cash flows	4,097	-	4,097
Net cash provided by operating activities	12,786	(10,190)	2,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(30,701)	30,701	-
Purchase of leased property on operating leases	(49)	49	-
Investment in lease receivables and transactions in process	-	(117,019)	(117,019)
Payments received on lease transactions	-	84,506	84,506
Estimated residual values recorded on leases	(2,330)	2,330	-
Proceeds from sales of leased property and sales-type leases		10,046	10,046
Purchase of investment securities	(17)	-	(17)
Pay down of investment securities	2,279	-	2,279
Net increase in other assets	(20)	(423)	(443)
Net cash used for by investing activities	(30,838)	10,190	(20,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	357	-	357
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,695)	-	(17,695)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,872	-	64,872
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,177	$-	$47,177

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Estimated residual values recorded on leases	$-	$(2,156)	$(2,156)

NOTE 2 - STOCK-BASED COMPENSATION

At March 31, 2006, the Company has one stock option plan. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R),“Share-Based Payments” (“SFAS 123R”) which replaced SFAS 123 and supercedes APB Opinion No. 25 and the related implementation guidance. SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the three and nine months ended March 31, 2006, the Company recognized pre-tax stock-based compensation expense of $46,837 and $140,511, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years ended June 2001 through June 2004. The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. As of March 31, 2006, approximately $254,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 19 months.

The following table summarizes the stock option activity for the periods indicated:

	Nine months ended March 31, 2006		Year ended June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	1,017,518	$9.02	944,758	$10.34
Granted (1)	-	-	136,618	9.01
Exercised	(56,093)	8.81	(59,858)	8.92
Canceled/expired	(8,926)	10.84	(4,000)	11.13
Options outstanding at end of period	952,499	$9.02	1,017,518	$9.02
Options exercisable	879,657		824,284

(1)
All options granted during the year ended June 30, 2005 were the result of the special dividend in December 2004, which resulted in all unexercised options as of the record date being re-priced under FIN 44 to preserve the economic benefit of the stock options at such time.

As of March 31, 2006
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 8.81	614,175	4.77	$7.55	579,544	$7.48
9.85 - 15.27	338,324	3.59	11.68	300,113	11.66
$ 5.20 - $15.27	952,499	4.35	$9.02	879,657	$8.90

Prior to the adoption to SFAS 123R on July 1, 2005, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on the three and nine months ended March 31, 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148:

	Three months ended	Nine months ended
	March 31, 2005	March 31, 2005
	(restated)	(restated)
Net earnings	$1,974	$5,767
Pro forma compensation cost	(82)	(245)
Pro forma net earnings	$1,892	$5,522

Pro forma Basic EPS	$0.17	$0.50
Pro forma Diluted EPS	$0.17	$0.49

NOTE 3 - CAPITAL LEASES

The Company's net investment in capital leases consists of the following:

	March 31,	June 30,
	2006	2005
(in thousands)	(restated)
Minimum lease payments receivable	$233,460	$198,778
Estimated residual value	13,160	14,431
	246,620	213,209
Less allowance for lease losses	(3,253)	(2,962)
Less valuation allowance for estimated residual value	(228)	(465)
	243,139	209,782
Less unearned income	(29,739)	(22,350)
Net investment in capital leases	$213,400	$187,432

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4.3 million and $4.5 million at March 31, 2006 and June 30, 2005, respectively.

NOTE 4 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation and Amplicon, Inc. (collectively, the “Leasing Companies”). The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank. Below is a summary of each segment’s financial results for the quarter and nine months ended March 31, 2006 and 2005:

			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2006
Net direct finance and interest income
after provision for lease losses	$4,363	$1,305	$14	$5,682
Other income	3,508	87	-	3,595
Gross profit	7,871	1,392	14	9,277
Net income	$2,029	$351	$374	$2,754

Quarter ended March 31, 2005 (restated)
Net direct finance and interest income
after provision for lease losses	$3,745	$993	$1	$4,739
Other income	3,300	247	(6)	3,541
Gross profit	7,045	1,240	(5)	8,280
Net income	$1,511	$478	$(15)	$1,974

Nine months ended March 31, 2006
Net direct finance and interest income
after provision for lease losses	$11,808	$3,312	$30	$15,150
Other income	10,618	588	-	11,206
Gross profit	22,426	3,900	30	26,356
Net income	$5,709	$938	$799	$7,446

Nine months ended March 31, 2005 (restated)
Net direct finance and interest income
after provision for lease losses	$11,178	$2,782	$32	$13,992
Other income	9,829	465	(6)	10,288
Gross profit	21,007	3,247	26	24,280
Net income	$4,824	$953	$(10)	$5,767

Total assets at March 31, 2006	$222,915	$121,756	$(43,778)	$300,893
Total assets at March 31, 2005	$248,654	$88,509	$(62,869)	$274,294

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

The Company’s direct finance income includes interest income earned on the Company’s investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of lease property (“lease extensions”) while income from operating leases generally involves lease extensions that are accounted for as an operating lease rather than as a sales-type lease.

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

A review of the accounting for lease extensions accounted for as sales-type leases identified that certain lease extensions classified as sales-type leases should have been classified as operating leases. The effect of the restatement on the Company’s previously reported Consolidated Statement of Earnings was to increase other income and gross profit for the three months ended March 31, 2005 by $111,000, and increase net income by $69,000. For the nine months ended March 31, 2005, other income and gross profit were increased by $315,000, while net income was increased by $197,000, or $.02 per share. All amounts for the three and nine-months ended March 31, 2005 included in this discussion reflect the restated amounts.

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

Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in capital leases. Certain capital leases are structured such that the Company owns the leased asset at the end of the term and therefore, the Company records a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

Allowance for Lease Losses -- The allowance for lease losses provides coverage for probable and estimatable losses in the Company’s lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio, including levels of non-performing leases, lessees’ financial condition, leased property values as well as general economic conditions and credit quality indicators. The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease losses and certain unidentified but inherent risks in the portfolio.

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

Overview of Results and Trends

Net earnings for the first nine months of fiscal 2006 were up 29% from the same period of the prior year due to higher income from a larger investment in leases, along with better than expected results from the portfolio of assets reaching the end of term. Results also were helped by an $854,000 reduction in selling, general and administrative (“SG&A”) expenses. New lease bookings for the first nine months of fiscal 2006 of $134.4 million were up 7% from the first nine months of the prior year, and contributed to a 16% increase in the net investment in capital leases to $213.4 million at March 31, 2006. The volume of new lease commitments obtained during the third quarter (“lease originations”) was up over 20% from the third quarter of fiscal 2005, and up 14% for the first nine months. As a result, the backlog of approved lease commitments is approximately 10% above the level of the prior year.

The Bank represents a growing portion of the Company’s consolidated results, with the Bank’s investment in capital leases of $99.1 million at March 31, 2006 representing 46% of the Company’s consolidated investment. To fund this portfolio, the Bank’s demand, money market and time deposits increased by 59% to $77.4 million from $48.8 million at March 31, 2005.

Consolidated Statement of Earnings Analysis

Summary -- For the third quarter ended March 31, 2006, net earnings of $2.8 million increased $780,000, or 39%, compared to $2.0 million for the third quarter ended March 31, 2005. Diluted earnings per share increased 40% to $0.24 per share for the third quarter of fiscal 2006 compared to $0.17 per share for the third quarter of the prior year. The results of the third quarter of fiscal 2006 reflect higher net direct finance and interest income after provision for lease losses together with a decrease in SG&A expenses of $340,000. Income from end of term transactions remained relatively unchanged from the third quarter of the prior year. The volume of new lease transactions booked during the third quarter of fiscal 2006 was $55.0 million, a 17.8% increase from the same quarter of the prior year.

For the nine months ended March 31, 2006, net earnings of $7.4 million increased $1.7 million, or 29%, compared to the nine months ended March 31, 2005. Diluted earnings per share increased 28% to $0.65 for the first nine months of fiscal 2006 compared to $0.51 for the same period of the prior year. The results of the first nine months of fiscal 2006 reflect increased net direct finance and interest income after provision for lease losses, along with higher income from end of term transactions and reduced S,G&A expenses.

Net Direct Finance and Interest Income -- Net direct finance and interest income is the difference between interest earned on the investment in capital leases, securities and other interest earning investments and interest paid on deposits or other borrowings. Net direct finance and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies. Discounted lease rentals and non-recourse debt offset each other, and do not contribute to the Company’s net direct finance and interest income.

Net direct finance and interest income was $5.7 million for the quarter ended March 31, 2006, a $791,000, or 16.2%, increase compared to the same quarter of the prior year. Direct finance income of $6.0 million increased by $1.1 million, or 21%, as a result of the 17% increase in the average investment in capital leases held in the Company’s own portfolio and a slight increase in average yields earned. Interest income on investments increased by $149,000 due to an increase in interest rates together with slightly higher average investment balances. Interest expense paid on deposits was $683,000 for the third quarter of fiscal 2006 compared to $264,000 for the same quarter of the prior year. The increase includes the impact of a 75% increase in average deposit balances together with an increase in the average interest rate paid from approximately 2.7% to 4.0%.

For the nine months ended March 31, 2006, net direct finance and interest income was $15.6 million, a $1.4 million, or 10.0% increase from the same period of the prior year. Direct finance income of $16.3 million increased by $2.2 million, or 15.8%, as a 20.0% increase in the average investment in capital leases held in our own portfolio offset the impact of lower yields earned. Interest income on investments increased by $202,000, due to higher yields on lower investment balances during the period. Interest expense on deposits was $1.7 million for the first nine months of fiscal 2006, compared to $651,000 for the same period of the prior year. The increase reflected an 82% increase in average deposit balances and an increase in the average rate paid from 2.60% to 3.70%.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Three months ended			Nine months ended
	March 31, 2006 vs 2005			March 31, 2006 vs 2005
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in capital leases	$854	$207	$1,061	$2,814	$(580)	$2,234
Discounted lease rentals	(36)	6	(30)	(321)	(36)	(357)
Federal funds sold	(17)	(11)	(28)	(17)	(11)	(28)
Federal funds sold	19	69	88	76	185	261
Investment securities	(5)	(2)	(7)	(37)	4	(33)
Interest-bearing investments	(6)	74	68	(203)	177	(26)
	826	354	1,180	2,329	(250)	2,079
Interest expense
Non-recourse debt	(36)	6	(30)	(321)	(36)	(357)
Demand and money market deposits	19	35	54	96	109	205
Time certificates of deposits	181	184	365	438	385	823
	164	225	389	213	458	671
	$662	$129	$791	$2,116	$(708)	$1,408

The following tables present the Company’s average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2006			March 31, 2005
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$ 24,789	$ 175	2.8%	$ 26,299	$ 106	1.6%
Federal funds sold	13,268	146	4.4%	10,040	58	2.3%
Investment securities	1,192	15	5.0%	1,573	22	5.6%
Net investment in capital leases
including discounted lease rentals (1,2)	213,570	6,165	11.5%	185,497	5,135	11.1%
Total interest-earning assets	252,819	6,501	10.3%	223,409	5,321	9.5%
Other assets	39,868			41,782
	$292,687			$265,191
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 11,241	104	3.8%	$ 8,120	50	2.5%
Time deposits	57,800	579	4.1%	31,322	214	2.8%
Non-recourse debt	7,622	136	7.1%	9,740	166	6.8%
Total interest-bearing liabilities	76,663	819	4.3%	49,182	430	3.5%
Other liabilities	25,652			31,214
Shareholders' equity	190,372			184,795
	$292,687			$265,191
Net interest income		$ 5,682	6.0%		$ 4,891	6.0%
Net direct finance and interest income to
average interest-earning assets			9.0%			8.8%
Average interest earning assets over
average interest bearing liabilities			329.8%			454.2%

	Nine months ended			Nine months ended
(dollars in thousands)	March 31, 2006			March 31, 2005
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$ 26,054	$ 458	2.3%	$ 44,741	$ 484	1.4%
Federal funds sold	13,010	393	4.0%	8,266	132	2.1%
Investment securities	1,295	46	4.7%	2,445	79	4.3%
Net investment in capital leases
including discounted lease rentals (1,2)	202,185	16,673	11.0%	175,502	14,795	11.2%
Total interest-earning assets	242,544	17,570	9.7%	230,954	15,490	8.9%
Other assets	42,331			42,737
	$284,875			$273,691
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 12,638	324	3.4%	$ 6,991	119	2.3%
Time deposits	48,525	1,355	3.7%	26,611	532	2.7%
Non-recourse debt	6,883	339	6.6%	12,778	695	7.3%
Total interest-bearing liabilities	68,046	2,018	4.0%	46,380	1,346	3.9%
Other liabilities	27,918			30,860
Shareholders' equity	188,911			196,451
	$284,875			$273,691
Net interest income		$ 15,552	5.7%		$ 14,144	5.0%
Net direct finance and interest income to
average interest-earning assets			8.5%			8.2%
Average interest earning assets over
average interest bearing liabilities			356.4%			498.0%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $8.9 and $8.1 million at March 31, 2006 and 2005, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease Losses -- The Company did not record a provision for lease losses in the third quarter of fiscal 2006, but a provision of $402,000 was made during the first quarter. This compared to a $152,000 provision made during the third quarter and nine months of the prior year. A provision was not necessary during the third quarter of fiscal 2006 since the overall level of reserves required at March 31, 2006 remained relatively unchanged from the end of the prior quarter. While the lease portfolio has grown over the period, the level of problem leases has declined and no material losses have been incurred. In addition, with a longer portfolio experience, the Bank has been able to refine its loss expectations.

Other Income -- Total other income of $3.6 million for the quarter ended March 31, 2006 remained relatively unchanged compared to the same quarter of the prior fiscal year. A lower level of lease extensions resulted in a $143,000, or 13%, decrease in operating and sales-type lease income to $1.0 million for the third quarter of fiscal 2006 from $1.1 million for the same period of the prior year. The gain on sale of leases and leased property increased $224,000 to $2.4 million for third quarter of fiscal 2006, compared to $2.2 million the third quarter of fiscal 2005. Other fee income decreased $27,000 to $175,000 for the third quarter ended March 31, 2006, reflecting lower fees earned.

For the nine months ended March 31, 2006, total other income was $11.2 million compared to $10.3 million for the nine months ended March 31, 2005, a 9% increase. The gain on sale of leases and leased property for the first nine months of fiscal 2006 of $7.8 million increased $1.9 million compared to the same period of the prior year due to higher volume of leased property sales. Operating and sales-type lease income of $2.8 million decreased by $649,000 during the first nine months of fiscal 2006 from $3.5 million for the same period of fiscal 2005 due to lower income from lease renewals. Other fee income decreased by $316,000 to $588,000 for the nine months ended March 31, 2006, down from the same period of the prior year which included the recognition of a gain on sale of an investment security.

Selling, General, and Administrative Expenses -- S,G&A expenses decreased by $340,000, or 7%, to $4.8 million during the third quarter of fiscal 2006 compared to $5.1 million during the third quarter of fiscal 2005. For the first nine months of fiscal 2006, S,G&A expenses decreased $854,000, or 6%, to $14.2 million from $15.1 million reported for the first nine months of the prior fiscal year. The decrease in S,G&A for both periods is due to lower costs resulting from a slightly smaller sales force and lower variable costs resulting from efforts to control costs.

Taxes - Income taxes were accrued at a tax rate of 38.75% for the three and nine months ended March 31, 2006, compared to 37.5% for the three and six months ended March 31, 2005, representing the estimated annual tax rate for the fiscal years ending June 30, 2006 and 2005, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

The Company’s risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds a large percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. During the nine months ended March 31, 2006 and 2005, approximately 91% and 95%, respectively, of the total dollar amount of new leases booked by the Company were held in its own portfolio. For the nine months ended March 31, 2006, the Company’s net investment in capital leases grew by $26.0 million, or 16%. This increase includes a $27.4 million increase in the Company’s investment in lease receivables, and a $1.3 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company, while the decline in investment in residual values is due to a higher volume of residual values being recognized at end of term than being booked on new leases on which the Company retains a residual investment.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is obligated to reimburse the Company for all disbursements under certain circumstances. No income is recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2006, the Company’s investment in property acquired for transactions in process of $29.8 million related to approximately $98.7 million of approved lease commitments. This investment in transactions in process was down $4.2 million from $34.1 million at June 30, 2005, but comparable to $29.6 million at March 31, 2005, which related to approved lease commitments of $89.7 million.

The Company monitors the performance of all leases held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases ten or more days delinquent is conducted. Lessees who are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases generally will be discontinued when the lessee becomes ninety days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases may be placed on non-accrual earlier if the Company has significant doubts about the ability of the lessee to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the lessee’s financial condition or other relevant factors.

The following table summarizes the Company’s non-performing capital leases:

	March 31, 2006	June 30, 2005
Non-Performing Capital Leases	(dollars in thousands)
Non-accrual leases	$1,046	$945
Restructured leases	1,113	-
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$2,159	$945
Non-performing assets as % of net investment in capital leases	1.0%	0.5%

In addition to the non-performing capital leases identified above, there was $2.8 million of investment in capital leases at March 31, 2006 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $2.0 million at June 30, 2005. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease losses.

Allowance for Lease Losses

The allowance for lease losses provides coverage for probable and estimatable losses in the Company’s lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. Lease receivables or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio.

	Nine months ended March 31,
	2006	2005
	(dollars in thousands)
Allowance for lease losses at beginning of period	$3,495	$3,461
Charge-off of lease receivables	(391)	(228)
Recovery of amounts previously written off	43	33
Provision for lease losses	402	152
Allowance for lease losses at end of period	$3,549	$3,418

Net investment in capital leases at end of period before reserves	$216,881	$186,716
Allowance for lease losses as percent of net investment
in capital leases at end of period	1.6%	1.8%

The allowance for lease losses of $3.5 million increased by $131,000 and represented 1.6% of net investment in capital leases before allowances at March 31, 2006, compared to 1.8% of net investment in capital leases before allowances at March 31, 2005 and June 30, 2005. This allowance consisted of $899,000 allocated to specific accounts that were identified as impaired and $2.65 million that was available to cover losses inherent in the portfolio. This compared to $1.23 million allocated to specific accounts at June 30, 2005 and $2.24 million available for losses inherent in the portfolio at that time. The decrease in the specific allowance at March 31, 2006 primarily relates to the charge-off of certain problem credits during the quarter without a comparable increase in specifically identified problems. The growth in the non-specific reserve is consistent with the growth in the portfolio. The Company considers the allowance for lease losses of $3.5 million at March 31, 2006 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Investment Securities

The Company’s investment securities are classified as held-to-maturity. The amortized cost, fair value, and carrying value of investment securities at March 31, 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$534	$-	$(29)	$505	$534
Federal Reserve Bank Stock	603	-	-	603	603
Total held-to-maturity	$1,137	$-	$(29)	$1,108	$1,137

The unrealized loss on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates. The contractual cash flows are guaranteed by an agency of the U. S. government, and accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2006.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At March 31, 2006 and June 30, 2005, the Company’s cash and cash equivalents were $43.6 million and $43.3 million, respectively. Stockholders’ equity at March 31, 2006 was $191.4 million, or 64% of total assets, compared to $186.7 million, or 67% of total assets, at June 30, 2005. At March 31, 2006, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $77.4 million at March 31, 2006, compared to $48.8 million at March 31, 2005. The $28.5 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2006 and 2005:

	Nine months ended March 31,
	2006		2005
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,157	n/a	$1,108	n/a
Interest-bearing demand deposits	47	0.54%	26	0.49%
Money market deposits	12,591	3.43%	6,964	2.27%
Time deposits less than $100,000	27,910	3.66%	16,410	2.74%
Time deposits, $100,000 or more	$20,615	3.80%	$10,211	2.53%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2006, the Company had outstanding non-recourse debt aggregating $8.9 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As of March 31, 2006, the Leasing Companies had a $25 million line of credit with Bank of America, NA (“Bank of America“). The purpose of the line is to provide resources as needed for investment in transactions in process and capital leases. The agreement provides for borrowings based on Bank of America’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2007. The agreement is unsecured, however, the Leasing Companies’ obligations are guaranteed by the Company. Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability. In addition, the Leasing Companies and the Company are required to provide financial statements to Bank of America within 60 days of the end of a fiscal quarter, which covenant was not satisfied as a result of the restatement noted above and the failure to file this Form 10-Q with the SEC on a timely basis. Bank of America has not declared an event of default under the agreement and the Company expects to obtain a waiver from Bank of America after completing this filing. No borrowings have been made on this line of credit as of July 31, 2006.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of March 31, 2006. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$67,025	$55,938	$11,087	$-
Deposits without a stated maturity	10,343	10,343	-	-
Operating lease rental expense	2,523	1,028	1,495	-
Lease property purchases (1)	64,891	64,891	-	-
Total contractual commitments	$144,782	$132,200	$12,582	$-

Contractual Cash Receipts
Lease payments receivable (2)	$233,460	$110,730	$122,730	$-
Cash - current balance	43,624	43,624	-	-
Total projected cash availability	277,084	154,354	122,730	-

Net projected cash inflow	$132,302	$22,154	$110,148	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

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

•	The Company’s Common Stock trades on the NASDAQ Global Market System, but the volume of trading has been limited and the low volume of trading limits the liquidity of the Common Stock;
•	Changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment, strategies or affect operations;
•	Catastrophic events could impair the Company’s business operations or systems, or that of its lessees, resulting in losses;
•	All the above factors could impact the Company’s ability to remain in compliance with commitments made to federal bank regulators in connection with the formation of CalFirst Bank.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from changes in market indices such as interest rates and equity prices. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year. As a result, the Company’s exposure to interest rate risk largely results from declines in interest rates and the impact on net direct finance and interest income.

At March 31, 2006, the Company had $43.6 million invested in securities of very short duration, including $16.4 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease payments receivable of $233.5 million consists of leases with fixed rates, however, $110.7 million of such investment is due within one year of March 31, 2006. This compares to the Bank’s interest bearing deposit liabilities of $77.4 million, 86% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at March 31, 2006, the Company had assets of $154.4 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $66.3 million. Given the current structure of the consolidated balance sheet, as interest rates increase, interest income on the Company’s short-term investment position increases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be increase.

        As the banking operations of the Company have grown and the Bank’s deposits represent a greater portion of the Company’s assets, the Company is subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. The Bank measures its asset/liability position through duration measures and sensitivity analysis, and calculates the potential effect on earnings using maturity gap analysis. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. After a "baseline" net interest income is determined, using assumptions that the Bank deems reasonable, market interest rates are raised or lowered by 100 to 300 basis points instantaneously, parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income. The results of this analysis on the Bank currently are not material to the Company as a whole.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

    As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that the Company did not maintain effective controls over the preparation of the consolidated financial statements to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. These control deficiencies led to (1) the delay in the filing of the quarterly report on Form 10-Q for the three and nine-months ended March 31, 2006, (2) the restatement of earnings related to the accounting for operating leases recorded as sales-type leases and (3) the restatement of the Consolidated Statements of Cash Flows to recognize a) cash flows related to the gain on sale of leased property and sales-type lease income as investing activities rather than operating activities, b) cash flows related to property acquired for transactions in process as investing activities rather than as operating cash flows, and c) cash outflows for investment in lease receivables and transactions in process separate from cash payments received on lease receivables, which had been previously netted in prior period financial statements. As a result of the foregoing, management has concluded that the controls in place were not properly designed to provide reasonable assurance that all lease extensions would be properly evaluated, recorded and disclosed in the financial statements and that the Consolidated Statement of Cash Flows conformed to the interpretation of SFAS No. 95 generally adopted by the SEC and other registrants, and that this is a weakness in disclosure controls and procedures. Solely as a result of these deficiencies, management, including the principle executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

Remediation of Deficiencies

        Subsequent to the end of the period covered by this report, the Company modified the existing policies and procedures for analyzing all lease extensions to ensure that they are appropriately classified as sales-type leases or operating leases in accordance with SFAS No. 13, and management believes these new procedures will ensure that all lease extensions are correctly accounted for and recorded in the Consolidated Statements of Earnings and Consolidated Balance Sheets. Subsequent to the end of the period covered by this report, the Company modified the process for preparing the Consolidated Statements of Cash Flows to include steps to monitor for developments in or changes in interpretations of generally accepted accounting principles and any changes in the Company’s business to reduce the risk of classification errors in the future. Management has reviewed SFAS No. 95 and believes the Company’s presentation of items in the Consolidated Statements of Cash Flows now conforms to the interpretation of SFAS No. 95 adhered to by other SEC registrants and the guidance provided by the SEC. These were the only changes in our internal control over financial reporting subsequent to the most recently completed fiscal quarter.

         As of the date of the filing of the Form 10-Q, under the direction of our principal executive officer and principal financial officer, the Company’s management has evaluated the disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and has concluded that, as of this date, the disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2006:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

January 1, 2006 - January 31, 2006	-	$-	612,956
February 1, 2006 - February 28, 2006	-	$-	612,956
March 1, 2006 - March 31, 2006	-	$-	612,956
-		$-
1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

There was one report on Form 8-K filed during the three months ended March 31, 2006. The report filed on January 27, 2006 related to the Company's subsidiaries, California First Leasing Corporation and Amplicon, Inc. ("Leasing Companies"), entering into a $25,000,000 Loan Agreement with Bank of America. The report also related to the release of the Company’s earnings for the quarter ended December 31, 2005.

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	24

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	25

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	26

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: August 7, 2006	BY:/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)