Form 10-K
period 2006-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2006-09-15
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   June 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________

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
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act              Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act           Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2005 was $44,905,000. Number of shares outstanding as of September 8, 2006: Common Stock 11,175,268.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2006.

California First National Bancorp and Subsidiaries

California First National Bancorp and Subsidiaries

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

The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration through sale or re-lease. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies. CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

Forward-Looking Statements

This Form 10-K contains forward-looking statements.. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Factors that might affect forward-looking statements include, among other things:

•
General economic or industry conditions could be less favorable than expected, resulting in a reduced demand for capital assets, deterioration in credit quality, deterioration in the recoverability of our investment in leased property and lease residual values, and a change in the allowance for lease losses;

•
Changes in the domestic interest rate environment, including the continuation of a flat yield curve, could reduce net interest income and higher interest rates can negatively affect certain lessees, which could increase lease losses;

•	As CalFirst Bank grows and represents a greater portion of the Company’s assets, the Company’s sensitivity to changes in interest rates is increasing;
•	The Company’s subsidiaries have retained an increasing number of lease transactions in their own portfolios which has increased the Company’s exposure to credit risk;
•
CalFirst Bank may not attract or retain sufficient deposits at attractive interest rates to fund its lease portfolio, and therefore could require additional investment by the Company and produce lower lease growth;

•	Security breaches, systems failures, computer viruses or other similar events could damage CalFirst Bank’s reputation, or Internet banks in general, and inhibit the ability to raise deposits;
•
The conditions of the securities markets could change, adversely affecting certain lessees and the value or credit quality of the Company's assets, or the availability and terms of non-recourse financing obtained to complete certain lease transactions;

•	The Company’s Common Stock trades on the NASDAQ Global Market System, but the volume of trading has been very limited and the low volume of trading severely limits the liquidity of the Common Stock;
•	Changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations;
•	Catastrophic events could impair the Company’s business operations or systems, or that of its lessees, resulting in losses;
•	All the above factors could impact the Company’s ability to remain in compliance with commitments made to federal bank regulators in connection with the formation of CalFirst Bank.

California First National Bancorp and Subsidiaries

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

Leasing Activities

The Company leases most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The leases are structured individually and can provide end-of-term options to accommodate a variety of our customers’ objectives. Approximately 36% and 45% of the leases booked in fiscal 2006 and 2005, respectively, involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Other major property groups during fiscal 2006 included furniture and fixtures (20%), manufacturing equipment (11%), yellow equipment (10%), transportation (8%) and telecommunications systems (6%).

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

Software. Specialized application software packages and operating system software products represent a significant portion of property leased. These application software packages typically range in cost from $50,000 to $1,000,000. In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. The software leased is acquired from vendors such as Microsoft Corporation, Oracle Corporation, J.D. Edwards & Company, Jenzabar, Inc., Parametric Technology Corporation, PeopleSoft, Inc., Geac Computer Corporation Limited, MSC.Software Corporation, and SAP AG, among many others.

Other Electronic Equipment. Advances in microcomputer technology have also expanded the scope of other electronic equipment utilized by the targeted customer base. Retail point-of-sale systems include those produced by IBM, Knogo Corporation, NCR Corporation (“NCR”), and Fujitsu Limited, while bank automated teller machines also have been procured from NCR. Telecommunications property leased includes digital private branch equipment, switching equipment and voice mail systems manufactured by Lucent Technologies Inc., NEC Corporation, Nortel Networks Limited, and Siemens Information and Communications Networks, Inc., as well as satellite tracking systems manufactured by QUALCOMM Incorporated. Other electronic equipment leased includes imaging systems, testing equipment, and copying equipment.

Production Equipment and Other Personal Property. Leased property also includes technology-related manufacturing and distribution management systems that include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. In addition, a wide variety of personal property in the “non-high technology” area, including machine tools, school buses, trucks, exercise equipment and office and dorm furniture are also leased.

California First National Bancorp and Subsidiaries

Marketing Strategy

    The Company’s subsidiaries market through centralized marketing programs and direct delivery channels, including the telephone, the Internet, facsimile and express mail. The marketing programs include a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and an in-house computer and telecommunications system. The marketing programs have been augmented through the expanded use of web sites and email to identify and communicate with potential customers.

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

California First National Bancorp and Subsidiaries

Lease Portfolio

    The Company has pursued a strategy of retaining lease transactions in its own portfolios. During the fiscal years ended June 30, 2006, 2005 and 2004, 91%, 93% and 88%, respectively, of the total dollar amount of new leases completed by the Company’s subsidiaries were retained in the Company’s portfolios, with 9%, 7% and 12% for fiscal years 2006, 2005 and 2004, respectively, of such leases discounted to unaffiliated financial institutions. Approximately 30% and 18% of the new leases booked by the Leasing Companies were assigned to CalFirst Bank during fiscal 2006 and 2005, respectively.

    The Leasing Companies apply a portfolio management system intended to develop portfolios with different risk/reward profiles. Each lease transaction held by the Leasing Companies must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio. Through the use of non-recourse financing, the Leasing Companies avoid risks that do not meet their risk/reward requirements. Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions. At June 30, 2006, 2005, and 2004, the discounted minimum lease payments receivable related to leases retained in the Leasing Companies’ portfolio amounted to $103.1 million, $107.9 million and $99.0 million, respectively. Such amounts represented 51%, 61% and 70% of the Company’s total investment in discounted lease payments receivable at June 30, 2006, 2005 and 2004, respectively.

    The Bank’s strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2006, 2005 and 2004, the Bank’s investment in discounted lease payments receivable amounted to $101.1 million, $68.0 million and $41.7 million or 49%, 39% and 30%, respectively, of the Company’s total portfolio. Of such amounts, approximately 62%, 74% and 71%, respectively, represented leases originated directly by the Bank.

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

    The Leasing Companies and the Bank often make payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees. The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse the Leasing Companies or the Bank for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2006, 2005, and 2004, the Company’s total investment in property acquired for transactions in process amounted to $41.7 million, $34.1 million and $30.5 million, respectively. Of such amounts, approximately 76% for each year related to the Leasing Companies, with the balance held by CalFirst Bank.

    Credit Risk Management

    The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The strategy also emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases while minimizing the risk to any one area. The credit process includes a policy of classifying all leases in accordance with a risk rating classification system, monitoring changes in the risk ratings of lessees, identification of problem leases and special procedures for the collection of problem leases. The lease classification system is consistent with regulatory models under which leases may be rated as “pass”, “special mention”, “substandard”, “doubtful” or “loss”.

California First National Bancorp and Subsidiaries

    The day-to-day management and oversight of the Leasing Companies’ portfolios is conducted by an Asset Management (“AM”) group that reports directly to the Chief Financial Officer. The AM group monitors the performance of all leases held in the Leasing Companies’ portfolio, transactions in process as well as lease transactions assigned to lenders, if the Leasing Companies retain a residual investment in the leased property subject to the lease. The AM group conducts an ongoing review of all leases 10 or more days delinquent. The AM group contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date. In the event that payment is not then received, senior management becomes involved. Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained. At 90 days past due, leases will be placed on non-accrual status such that interest income related to the lease no longer accretes into income.

    The Bank internally funds all Bank originations and lease purchases, and consequently, the Bank retains the credit risk on such leases. The AM group at the Leasing Companies provides servicing to the Bank and, as servicer, maintains a delinquency reporting and monitoring system to identify potential problems in the Bank’s portfolio early, and provide Bank management with information in a timely manner. Strategies similar to those used on the Leasing Companies’ portfolio are utilized by the Bank.

    The Bank has developed policies and procedures for identifying and qualifying third-party lessors. In sourcing third-party lease originations, the Bank will target those seasoned leasing companies whose principals are determined to be reputable, ethical and experienced with positive leasing operations histories. The Bank’s due diligence, including background checks, qualifications verification and credit evaluation of the lessor firm and its principals, is considered to be as important as that conducted for each lessee.

    Allowance for Lease Losses

    The allowance for lease losses is an estimate of probable and assessable losses in the Company’s lease portfolios applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio. The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company’s Audit Committee and Board of Directors regarding overall asset quality, problem leases and the adequacy of valuation allowances.

    The Company individually analyzes the net book value of each non-performing or problem lease to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease. An analysis of the remaining portfolio is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect lessees’ ability to repay, trends in volume and current and anticipated economic conditions in the market. This portfolio analysis includes a stratification of the lease portfolio by risk classification and estimation of potential losses based on risk classification. The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is factored into the evaluation of inherent risks in the portfolio. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease portfolio. This is due to several factors including inherent delays in obtaining information regarding a lessee's financial condition or change in business conditions; the judgmental nature of individual lease evaluations and classification, and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for leases, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as an unallocated allowance. The level of such unallocated allowance is determined based on a review of prior years’ loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

California First National Bancorp and Subsidiaries

Bank management reports monthly to the Bank’s Board of Directors regarding overall asset quality, the adequacy of valuation allowances and adherence to policies and procedures regarding asset classification and valuation. A key component to the evaluation is the internal lease classification process. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by regulators who can order the establishment of additional loss allowances.

Banking Operations

The Bank is focused on gathering deposits from depositors nationwide for the primary purpose of funding its investment in capital leases. The Bank’s strategy is to be a low cost producer through marketing its products and services directly to end-users. The Bank believes that its operating costs generally will be lower than those of traditional "bricks and mortar" banks because it does not have the expense of a traditional branch network to generate deposits and conduct operations.

Deposit Products

The Bank’s deposits have been gathered primarily through the Internet. Other strategies to identify depositors are through direct mail, telephone campaigns, purchase of leads from private sources and more extensive print advertisements. The Bank offers two types of interest-bearing checking accounts, savings accounts and three (3) month to three (3) year certificates of deposit (“CDs”) to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank’s lease portfolio. With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk. The Bank generally offers interest rates on deposit accounts that are higher than the national average.

To open a new account, a customer can complete an on-line enrollment form on the Bank’s Web site, or can call the Bank’s toll-free customer service number and open an account telephonically. Signature cards and deposits are then mailed to the Bank. Customers can make deposits by wire transfer, via direct deposit programs, or by mail. No teller line is maintained. The Bank’s customers have 24-hour access to account information. Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers. They can also pay bills on-line. Each customer automatically receives a free ATM card upon opening an account. In order to obtain cash, the Bank’s customers use other banks’ automated teller machines that are affiliated with the Plus’ system. The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions. The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank’s higher investment yields and lower banking fees.

Operations

The Bank’s operations have been developed by outsourcing certain principal operational functions to leading bank industry service providers and by sharing established systems utilized by the Leasing Companies or the Company. Outsourced systems include the Bank’s core processing and electronic banking system, electronic bill payment systems and depositary services, including item processing. The Bank believes it benefits from the service provider's expertise and investments in developing technology. A critical element to the Bank’s success is the ability to provide secure transmission of confidential information over the Internet. The Bank’s service providers utilize sophisticated technology to provide maximum security. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank’s and service provider’s systems. Systems are in place to detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring.

The Leasing Companies provide certain services to the Bank pursuant to formal agreements, including servicing the Bank’s lease portfolio on the Bank’s behalf.

California First National Bancorp and Subsidiaries

Investments

In addition to leases, the Company had total investments of $41.9 million at June 30, 2006, which includes interest-earning deposits with banks, money market securities, federal funds sold, Federal Reserve Bank stock and other investments, compared to $44.8 million at June 30, 2005. The Company is also authorized to invest in high-quality United States agency obligations, mortgage pool securities, and investment grade corporate bonds.

Customers

Leasing customers are primarily middle-market companies, subsidiaries and divisions of Fortune 1000 companies and organizations and institutions located throughout the United States with credit ratings acceptable to the Leasing Companies, CalFirst Bank or unaffiliated lenders providing non-recourse loans. The Company does not believe the loss of any one customer would have a material adverse effect on its operations taken as a whole.

The Bank’s deposit customers are individuals from across the nation who place a substantial portion of their savings in safe, government-insured investments and businesses that spread their liquid investments among a breadth of banks in order to ensure that they are government insured. Such depositors are seeking to maximize their interest income and, therefore, are more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

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

The Bank competes with other banks and financial institutions to attract deposits. As a new entity, the Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. The market for internet banking has seen increased competition over the past several years as large national banks have deployed and aggressively promoted their own online banking platforms. These competitors have improved the functionality, dropped the fees and increased rates offered on on-line deposit accounts. Additionally, new competitors and competitive factors are likely to emerge with the continued development of Internet banking.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”). In addition to the regulation of the Company, the Bank is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member bank within the San Francisco Federal Reserve district.

The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations. The primary concern of banking regulation is “Safety and Soundness” with an emphasis on asset quality and capital adequacy. These laws and regulations also encompasses a broad range of other regulatory concerns including insider transactions, the adequacy of the allowance for lease losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The FRB routinely examines the Company, which exam includes the Leasing Companies. The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank’s depositors rather than the Company’s shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. Many of these laws and regulations have undergone significant change in recent years. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

California First National Bancorp and Subsidiaries

Under FRB policy, the Company is expected to serve as a source of financial and managerial strength to the Bank and, under appropriate circumstances, to commit resources to support the Bank. Certain loans by the Company to the Bank would be subordinate in right of payment to deposits in, and certain other indebtedness of, the Bank.

Among the regulations that affect the Company and the Bank are provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of loans or extensions of credit the Bank may make to affiliates and the amount of assets purchased from affiliates, except for transactions exempted by the FRB. The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. The Bank and the Company must also comply with certain provisions designed to avoid the Bank buying low-quality assets. The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. All services provided by the Company or its subsidiaries to the Bank are in accordance with this provision.

In December 2002, the FRB approved Regulation W (“Reg. W”), which implements, interprets and applies statutory provision in sections 23A and 23B, and became effective April 1, 2003. Under Reg. W, a bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate if 1) the extension of credit was originated by the affiliate; 2) the bank makes an independent evaluation of the creditworthiness of the borrower and commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; 3) the bank does not make a blanket advance commitment to purchase loans from the affiliate and 4) the dollar amount of all purchases over any 12 month period by the bank from an affiliate does not represent more than 50% of that affiliate’s credit extensions during such period. The Company believes the Bank’s purchase of lease receivables from the Leasing Companies conform to the requirements of Reg. W. In addition, the Company has agreed with the FRB that the Bank’s purchase of leases from the Leasing Companies will not exceed 50% of the Bank’s lease portfolio.

At the time that Reg. W was published in December 2002, the FRB proposed for public comment an amendment to Reg. W that would limit the amount of extensions of credit that a bank could purchase from an affiliate to 100% of the bank’s capital and surplus. If Reg. W is amended in accordance with this proposal, the ability of the Bank to purchase lease receivables from the Leasing Companies would be impacted. The final structure of Reg. W cannot be determined at this time, and there are no assurances that future regulations or interpretations from the FRB will not limit further or prohibit the Bank’s purchases of leases from the Leasing Companies.

California First National Bancorp and Subsidiaries

In connection with its approval of the Company’s purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. During fiscal 2006, in light of the Bank’s achievement of profitability, the commitments were modified to include the following on an on-going basis: (i) the Bank and the Company have entered into a binding written agreement setting forth the Company’s obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; and (iii) the Company must comply with Reg. W.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2006 and 2005, the Company exceeded all these requirements.

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. At June 30, 2006 and 2005, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. CalFirst Bank is designated as a wholesale institution for CRA purposes. To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test. This includes an assessment of the level and nature of the Bank’s community development lending, investments and services. The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community. The CRA also requires that the Bank publicly disclose their CRA ratings. During fiscal 2005, CalFirst Bank was subjected to its first CRA examination and received a “satisfactory” rating on the CRA performance evaluation.

The principal source of cash flow to the Company, including cash flow to pay dividends on its common shares, is dividends from its subsidiaries and fees for services rendered to its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends or fees that may be paid to the Company by the Bank. The Company does not depend on the Bank for such amounts, and believes the Leasing Companies have sufficient cash flow and assets to meet the Company’s requirements.

On November 12, 1999, the Gramm-Leach-Bliley Act (“Gramm-Leach”) became law. Gramm-Leach significantly changed the regulatory structure and oversight of the financial services industry. Most importantly for the Company and the Bank, Gramm-Leach established new requirements for financial institutions to provide new privacy protections to consumers. In June of 2000, the Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. It requires a financial institution to provide notice to customers about its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to non-affiliated third parties, and provides an "opt-out" method for consumers to prevent the financial institution from disclosing that information to non-affiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001, and the Bank and the Company believe that they were in compliance at such date, and continue to be in compliance.

    On October 26, 2001, the USA Patriot Act became law. The United States Treasury Department has issued a number of implementing regulations, which apply various requirements of the USA Patriot Act to financial institutions such as CalFirst Bank. These regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences. With its existing systems and controls required as an Internet bank, the Bank believes it complies with the USA Patriot Act.

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

California First National Bancorp and Subsidiaries

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

Employees

The Company and its subsidiaries had 171 employees as of June 30, 2006, including 103 sales managers and account executives and 28 professionals engaged in finance and credit. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

Available Information

Our Internet address is www.calfirstbancorp.com. There we make available, by link to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Information section of our Web site. Our Corporate Governance Guidelines and our Code of Ethics for Senior Financial Management are available for viewing and printing under the Corporate Governance section of our Internet site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC and is not incorporated by reference herein.

ITEM 1A. RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Company's business, financial results or stock price. Additional risks that the Company currently does not know about or currently views as immaterial may also affect the Company's business or adversely impact its financial results or stock price.

Industry Risk Factors

The Company's business and financial results are subject to general business and economic conditions. The Company's business activities and earnings are affected by general business conditions in the United States. An economic downturn could result in a deterioration of credit quality of lessees, a change in the allowance for lease losses, or reduced demand for leasing capital assets. Changes in the financial performance and condition of lessees could negatively affect the repayment of receivables. In addition, changes in securities markets and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Company's liquidity needs.

California First National Bancorp and Subsidiaries

Changes in the domestic interest rate environment could reduce the Company's net direct finance and interest income. The Company's net direct finance and interest income, which is the difference between income earned on leases and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies.

Changes in the laws, regulations and policies governing financial services companies could alter the Company's business environment and adversely affect operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Company's cost of funds and the return that can be earned on leases and investments, both of which affect the Company's net direct finance and interest income.

The Company and the Bank are regulated by governmental entities. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Changes in statutes, regulations or policies could affect the Company in substantial and unpredictable ways. The Company cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company's financial condition or results of operations.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company's financial results. The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes. The Company competes with other commercial banks, savings and lease associations, mutual savings banks, finance companies, credit unions and investment companies, many of which have greater resources that the Company.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Company Risk Factors

The Company's allowance for lease losses may not be adequate to cover actual losses. The Company maintains an allowance for lease losses to provide for probable and estimatable losses in the portfolio. The Company's allowance for lease losses is based on its historical experience as well as an evaluation of the risks associated with its lease portfolio, including the size and composition of the lease portfolio, current economic conditions and concentrations within the portfolio. The Company's allowance for lease losses may not be adequate to cover actual lease losses, and future provisions for lease losses could materially and adversely affect its financial results.

The Company may suffer losses in its lease portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its lease portfolio by adhering to specific credit practices. Although the Company believes that its criteria are appropriate for the various kinds of leases it makes, the Company may incur losses on leases that meet these criteria.

The change in residual value of leased assets may have an adverse impact on the Company's financial results. A large part of the Company's leases are subject to the risk that the residual value of the property under lease will be less than the Company's recorded value. Adverse changes in the residual value of leased assets can have a negative impact on the Company's financial results. The risk of changes in the realized value of the leased assets compared to recorded residual values depends on many factors outside of the Company's control.

The financial services business involves significant operational risks. Operational risk is the risk of loss resulting from the Company's operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.

California First National Bancorp and Subsidiaries

Quarterly operating results may fluctuate significantly. Operating results may differ from quarter to quarter due to a variety of factors, including the volume and profitability of leased property being remarketed, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease originations, including variations in the mix and funding of such originations and economic conditions in general. The results of any quarter may not be indicative of results in the future.

Negative publicity could damage the Company's reputation and adversely impact its business and financial results. Reputation risk, or the risk to the Company's business from negative publicity, is inherent in the Company's business. Negative publicity can result from the Company's actual or alleged conduct in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect the Company's ability to keep and attract customers and can expose the Company to litigation and regulatory action.

The Company's reported financial results are subject to certain assumptions and estimates and management's selection of accounting method. The Company's management must exercise judgment in selecting and applying many accounting policies and methods so they comply with generally accepted accounting principles and reflect management's judgment of the most appropriate manner to report the Company's financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances yet might result in the Company's reporting different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company's financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the estimate of residual values, the allowance for lease losses, and income taxes. For more information, refer to "Critical Accounting Policies and Estimates".

Changes in accounting standards could materially impact the Company's financial statements. The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Company's financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company's restating prior period financial statements.

Loss of certain of certain key officers would adversely affect the Company's business. The Company's business and operating results are substantially dependent on the certain key employees, including the Chief Executive Officer, Chief Operating Officer, Senior Vice President of Credit, Chief Financial Officer, the President and Chief Credit Officer of the Bank and certain key sales managers. The loss of the services of these individuals, particularly the Chief Executive Officer, would have a negative impact on the business because of their expertise and years of industry experience.

The Company's business could suffer if the Company fails to attract and retain qualified people. The Company's success depends, in large part, on its ability to attract and retain key people. Competition for personnel in most activities the Company engages in can be intense. The Company may not be able to hire the best people or to keep them.

The Company relies on other companies to provide components of the Company's business infrastructure. Third party vendors provide certain components of the Company's business infrastructure such as the Bank's core processing and electronic banking systems, item processing, and Internet connections. While the Company has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties not providing the Company their services for any reason or their performing their services poorly, could adversely affect the Company's ability to deliver products and services to the Company's customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

A natural disaster could harm the Company's business. Natural disasters could harm the Company's operations directly through interference with communications, including the interruption or loss of the Company's websites, which would prevent the Company from gathering deposits, originating leases and processing and controlling its flow of business, as well as through the destruction of facilities and the Company's operational, financial and management information systems.

California First National Bancorp and Subsidiaries

The Company faces systems failure risks as well as security risks, including "hacking" and "identity theft." The computer systems and network infrastructure the Company and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in our operations could adversely affect our business and financial results. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

The Company relies on dividends from its subsidiaries for its liquidity needs. The Company is a separate and distinct legal entity from the Leasing Companies and the Bank. The Company receives substantially all of its cash from dividends paid by the Leasing Companies. These dividends are the principal source of funds to pay dividends on the Company's stock. Various regulations limit the amount of dividends that the Bank may pay to the Company.

The Company's stock price can be volatile. The Company's stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company's quarterly operating results; operating and stock price performance of other companies that investors deem comparable to the Company; news reports relating to trends, concerns and other issues in the financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company's stock price to decrease regardless of the Company's operating results. In addition, the volume of trading in the Company's stock is very limited and can result in fluctuations in prices between trades.

The Company is a "controlled company" as defined by NASDAQ, with over 50% of the stock held by the Chief Executive Officer, over 65% held by two senior executives and fewer than 100 shareholders of record. As a result, senior management has the ability to exercise significant influence over the Company's policies and business, and determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2006, the Company and its subsidiaries occupied approximately 49,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $89,493 from July 2006 through August 2008.

ITEM 3. LEGAL PROCEEDINGS

The Company is sometimes named as a defendant in litigation relating to its business operations. Management does not expect the outcome of any existing suit to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

California First National Bancorp and Subsidiaries

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of California First National Bancorp trades on the NASDAQ Global Market System under the symbol CFNB. The following high and low closing sale prices for the periods shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

	For the years ended
	June 30, 2006		June 30, 2005
	High	Low	High	Low
First Quarter	$13.99	$11.19	$13.52	$12.85
Second Quarter	13.63	12.25	14.96	11.77
Third Quarter	14.46	12.75	13.07	12.40
Fourth Quarter	$16.00	$13.70	$12.75	$9.95

The Company had approximately 29 stockholders of record and in excess of 400 beneficial owners as of September 8, 2006.

The Board of Directors of the Company has adopted a policy of paying regular quarterly cash dividends, subject to an ongoing review of the Company’s profitability, liquidity and future operating cash requirements. In August 2003, following changes in tax laws and based on the strength on the Company’s financial position, the Board of Directors approved an increase in the quarterly dividend on the Company’s common stock to $.10 a share from $.04 a share. On December 15, 2004, the Company paid a special dividend of $2.00 per outstanding common share, which totaled $22.2 million, to stockholders of record on December 1, 2004. In January 2006, the Board of Directors approved an increase in the quarterly dividend to $.11 per share. For the fiscal year ended June 30, 2006, the Company declared cash dividends totaling $.42 per common share. For the fiscal year ended June 30, 2005, the Company declared cash dividends totaling $2.30 per common share and for fiscal year ended 2004, the Company declared cash dividends totaling $.40 per common share.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. Since this authorization has no termination date, the Board of Directors reviews the authorization to repurchase common stock from time to time. During the years ended June 30, 2006, 2005, and 2004 the Company did not repurchase any common stock. As of September 8, 2006, 612,956 shares remain available under this authorization. The following table summarizes share repurchase activity for the quarter ended June 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the plan
April 1, 2006 - April 30, 2006	-	$-	612,956
May 1, 2006 - May 31, 2006	-	$-	612,956
June 1, 2006 - June 30, 2006	-	$-	612,956
		$-

California First National Bancorp and Subsidiaries

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2006.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	945,767	$9.02	634,003
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	945,767	$9.02	634,003(1)

(1)
The maximum number of shares that may be issued under the equity compensation plan increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

California First National Bancorp and Subsidiaries
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data and operating information of the Company and its subsidiaries. The selected financial data should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein.
INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
		(Restated)	(Restated)
Direct finance income (1)	$18,861	$15,493	$14,813	$15,657	$14,419
Interest income on investments	1,329	1,009	578	1,068	1,551
Total direct finance and interest income	20,190	16,505	15,391	16,725	15,970
Interest expense on deposits	2,593	1,054	430	237	129
Provision for lease losses	482	359	164	554	5,354
Net direct finance and interest income after provision for lease losses	17,115	15,092	14,797	15,934	10,487

Operating and sales-type lease income	4,498	4,379	5,255	6,384	8,822
Gain on sale of leases and leased property	10,390	8,961	9,625	7,926	15,122
Other fee income	780	1,091	930	876	1,302
Total other income	15,668	14,431	15,810	15,186	25,246
Gross profit	32,783	29,523	30,607	31,120	35,733
Selling, general and administrative expenses (1)	15,278	16,039	15,388	13,672	11,661
Earnings before income taxes	17,505	13,484	15,219	17,448	24,072
Income taxes	6,783	5,057	5,859	6,717	9,268
Net earnings	$10,722	$8,427	$9,360	$10,731	$14,804
Diluted earnings per share	$0.94	$0.74	$0.84	$0.96	$1.29
Diluted common shares outstanding	11,461	11,340	11,190	11,223	11,435

Cash dividends per share	$0.42	$2.30	$0.40	$0.16	$0.16
Dividend payout ratio	43.62%	302.56%	46.94%	16.43%	12.13%
Return on average assets	3.70%	3.06%	3.41%	3.72%	4.68%
Return on average equity	5.65%	4.34%	4.67%	5.55%	8.00%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
		(Restated)	(Restated)
Cash and liquid securities	$41,277	$44,226	$68,275	$67,340	$88,393
Net investment in capital leases	213,956	187,432	153,075	146,396	118,351
Total assets	314,355	278,492	273,814	278,691	308,641
Demand, savings and time deposits	89,166	54,098	24,600	7,594	8,969
Non-recourse debt	8,424	8,405	17,541	40,056	72,754
Stockholders' equity	$193,527	$186,738	$203,399	$197,276	$191,391
Equity to total assets ratio	61.56%	67.05%	74.28%	70.79%	62.01%
Book value per common share	$17.34	$16.83	$18.43	$18.04	$17.12

(1)
During 2006, the Company reclassified certain deferred initial direct costs associated with originating direct finance leases from direct finance income to selling, general and administrative (“SG&A”) expenses. The effect of this reclassification was to decrease SG&A expense reported and reduce total direct finance and interest income, with no effect on net income. Prior period financial information has been updated to reflect this reclassification.

California First National Bancorp and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results include the operations of CalFirst Leasing, Amplicon, and CalFirst Bank. The Company’s direct finance income includes interest income earned on the Company’s investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of off-lease property (“lease extensions”) and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company’s carrying cost. Income from operating leases generally involves lease extensions that are booked as operating leases rather than as a sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s interest-bearing liabilities represent less than 28% of total assets, and therefore, changes in interest rates in general have a greater impact on the yield earned on the investment in lease receivables, securities and other interest earning assets, with less impact from higher or lower interest expense. However, a flattening of the yield curve does result in some impact to earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen.

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

Restatement

Subsequent to the issuance of the Company’s June 30, 2005 financial statements, the Company determined that (1) a restatement of prior period results needed to be made to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and (2) certain information in the Consolidated Statements of Cash Flows should be restated to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS No. 95”).

Accounting for Lease Extensions -- A review of the accounting for lease extensions accounted for as sales-type leases identified that certain lease extensions classified as sales-type leases should have been classified as operating leases. The difference in lease classification results in different timing of income recognition within the extension term and a change in classification of such leases on the balance sheet from Net Investment in capital leases to Property on operating leases. The following tables summarize the impact of the adjustments relating to the reclassification of certain lease extensions on affected line items within the Company’s previously reported Statements of Earnings for the years ended June 30, 2005 and 2004. The restatement has an immaterial effect on

California First National Bancorp and Subsidiaries

Consolidated Balance Sheets at the end of each of the stated periods and has no effect on the timing or amount of actual cash flows.

Increase (decrease) in thousands, except per share amounts	Fiscal Year Ended June 30,
	2005	2004

Total other income	$404	$(730)
Provision for income taxes	152	(281)
Net earnings	$252	$(449)

Impact on earnings per share
Diluted earnings per share, as reported	$0.72	$0.88
Adjustment	0.02	(0.04)
Diluted earnings per share, restated	$0.74	$0.84
Consolidated Statement of Cash Flows -- Certain reclassifications have been made to the Consolidated Statement of Cash Flows in order to a) recognize cash flows related to the gain on sale of leased property and sales-type lease income as investing activities rather than operating activities, b) recognize cash flows related to property acquired for transactions in process as investing activities rather than as operating cash flows, and c) separately present cash outflows and inflows related to lease investments. The restatements will solely affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows, but they will have no impact on the net change in cash and cash equivalents set forth in such statements of cash flows for any of the previously reported periods.

The following table summarizes the effects of the restatement of the Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004. The reclassification of the items noted above has the effect of decreasing the reported cash provided from operating activities and increasing the cash flow used in investing activities as compared to the Company’s previously issued financial statements.

(in thousands)	Years Ended June 30,
	2005	2004
Net cash provided by operating activities, previously reported	$9,447	$757
Restatement of cash flows related to:
Net income	252	(449)
Sale of property and sales-type leases	(13,958)	(16,101)
Transactions in process	3,571	10,194
Other	699	(172)
Restated net cash provided by (used in) operating activities	$11	$(5,771)

Net cash used for investing activities, previously reported	$(35,533)	$(16,869)
Restatement of cash flows related to:
Proceeds from sale of property and sales-type leases	13,958	16,101
Investment in leases and transactions in process	(3,571)	(10,194)
Other	(951)	621
Restated net cash used for investing activities	$(26,097)	$(10,341)

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The following is a description of the most critical accounting policies management applies, all of which require the use of accounting estimates and management’s judgment, based on the relevant information available at the end of each period.

California First National Bancorp and Subsidiaries

Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in capital leases. Of the volume of capital leases booked during the fiscal years ended June 30, 2006, 2005 and 2004, approximately 30.4%, 30.1% and 47.1%, respectively, were structured such that the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Deferred Income Taxes and Income Tax Reserves -- Deferred tax assets and liabilities result from temporary differences between the time income or expense items are recognized for financial statement purposes and for tax reporting. Such amounts are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. The Company has open tax years that may in the future be subject to examination by federal and state taxing authorities, Management periodically evaluates the adequacy of related tax reserves, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating tax reserves involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview of Results and Trends

Net earnings for the year ended June 30, 2006 were up 27.2% from the prior year due to higher income from a larger investment in leases, along with better than expected results from the portfolio of assets reaching the end of term and a 5% decrease in selling, general and administrative expenses (“SG&A”). For the year ended June 30, 2006, new lease bookings of $163.8 million were just slightly ahead of $161.5 million booked the prior year. Of the new leases booked during fiscal 2006, approximately 91% were retained in the Company’s own portfolios, compared to 93% in fiscal 2005. After two consecutive years of stronger bookings, the net investment in capital leases of $214.0 million at June 30, 2006 increased 14% from June 30, 2005. This expansion contributed to a 22% increase in direct finance income for the year.

California First National Bancorp and Subsidiaries

During fiscal 2006, the Company began to benefit from a rising interest rate environment, with the average yield on leases held in its own portfolio increasing by about 20 basis points. In addition, yields on cash and other interest-earning investments improved by 130 basis points. However, part of these gains were off-set by the growth in deposits at the Bank and an increase in average interest rates paid of 110 basis points.

New lease transactions approved (“lease originations”) of approximately $182 million during fiscal 2006 were up only 3.2% from $176 million in fiscal 2005. However, the backlog of approved but un-booked leases at June 30, 2006 is about 7% above the level of a year ago and property acquired for transactions in process of $42 million was up 22% from to the level at June 30, 2005.

The Bank represents a growing portion of the Company’s consolidated results, with the Bank’s investment in capital leases of $99.1 million at June 30, 2006 representing 48% of the Company’s consolidated investment. To fund this portfolio, the Bank’s demand, money market and time deposits increased by 65% to $89.2 million from $54.1 million at June 30, 2005.

Consolidated Statement of Earnings Analysis

Summary -- For fiscal year ended June 30, 2006, net earnings increased 27.2% to $10.7 million, compared to $8.4 million for fiscal 2005. Diluted earnings per share increased 25.6% to $0.94 for fiscal year ended June 30, 2006, compared to $0.74 per share for fiscal 2005. Net earnings reflect an increase in direct finance income, which was offset by higher interest expense on deposits, an increase in the provision for lease losses, higher profits from end of term transactions and lower SG&A expense levels.

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

Net direct finance and interest income was $17.6 million for the fiscal year ended June 30, 2006 compared to $15.5 million for fiscal 2005 and $15.0 million in fiscal 2004. The 13.5% increase in fiscal 2006 from fiscal 2005 was due to an increase of $3.4 million in direct finance income and $320,000 in interest income on cash and investments, offset by a $1.5 million increase in interest expense on deposits. The increase in direct finance income reflects an 18.3% increase in the average investment in capital leases directly held by the Company, and a 20 basis point improvement in average yields on such investment. The increase in interest income on cash and investments resulted from the increases in interest rates earned offset by a decrease in the average balances.

The increase in fiscal 2005 compared to fiscal 2004 was due to an increase of $683,000 in direct finance income and a $431,000 increase in interest income earned on cash and investments, offset by a $624,000 increase in interest expense on deposits. The increase in direct finance income reflected an increase in the average investment in capital leases directly held by the Company, offset by a decrease in yields on such investment. The increase in interest income on cash and investments resulted from the increase in interest rates earned, as the level of average balances decreased.

California First National Bancorp and Subsidiaries

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
(in thousands)	2006 compared to 2005			2005 compared to 2004
	Volume	Rate	Total	Volume	Rate	Total
Direct finance and interest income
Net investment in capital leases	$2,875	$490	$3,365	$1,806	$(1,123)	$683
Discounted lease rentals	(322)	(50)	(372)	(1,056)	(19)	(1,075)
Federal funds sold	109	253	362	33	165	198
Investment securities	(43)	7	(36)	(12)	24	12
Interest-bearing deposits with banks	(245)	239	(6)	(122)	343	221
Total finance and interest income	2,374	939	3,313	649	(610)	39
Interest expense
Non-recourse debt	(322)	(50)	(372)	(1,056)	(19)	(1,075)
Demand and savings deposits	88	114	202	122	54	176
Time deposits	704	633	1,337	328	120	448
Total interest expense	470	697	1,167	(606)	155	(451)
Net direct finance and interest income	$1,904	$242	$2,146	$1,255	$(765)	$490

The following table presents the Company’s average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities.
	Year ended June 30, 2006			Year ended June 30, 2005			Year ended June 30, 2004
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$25,376	$631	2.5%	$41,239	$637	1.5%	$58,405	$416	0.7%
Federal funds sold	14,619	636	4.4%	10,475	274	2.6%	7,275	76	1.0%
Investment securities	1,258	62	4.9%	2,231	98	4.4%	2,598	86	3.3%
Net investment in capital leases including discounted lease rentals (1,2)	206,972	19,329	9.3%	180,224	16,335	9.1%	176,359	16,727	9.5%
Total interest-earning assets	248,225	20,658	8.3%	234,169	17,344	7.4%	244,637	17,305	7.1%
Other assets	41,780			41,181			29,841
	$290,005			$275,350			$274,478
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$11,817	414	3.5%	$8,336	211	2.5%	$1,842	35	1.9%
Time deposits	54,627	2,179	4.0%	29,773	843	2.8%	16,272	395	2.4%
Non-recourse debt	7,239	468	6.5%	11,742	839	7.1%	26,194	1,914	7.3%
Total interest-bearing liabilities	73,683	3,061	4.2%	49,851	1,893	3.8%	44,308	2,344	5.3%
Other liabilities	26,562			31,278			29,952
Shareholders' equity	189,760			194,221			200,218
	$290,005			$275,350			$274,478
Net interest income		$17,597			$15,451			$14,961

Net direct finance and interest income to average interest-earning assets			7.1%			6.6%			6.1%

Average interest-earning assets over average interest-bearing liabilities			336.9%			469.7%			552.1%

(1)
During 2006, the Company reclassified certain deferred initial direct costs from direct finance income to selling, general and administrative (“SG&A”) expenses. The effect of this reclassification was to reduce total direct finance and interest income, with no effect on net income. Prior period financial information has been updated to reflect this reclassification.

(2)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $7.2 million, $11.7 million and $26.2 million at June 30, 2006, 2005 and 2004, respectively, offset each other and do not contribute to the Company’s net interest and finance income. Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.

California First National Bancorp and Subsidiaries

Provision for Lease Losses -- The Company’s provision for lease losses in fiscal 2006 was $482,000, compared to $359,000 in fiscal 2005 and $164,000 in 2004. The increase in the provision in fiscal 2006 from fiscal 2005 relates to the 14% growth in the net investment in capital leases. While the lease portfolio has grown over the period, the level of problem leases has declined and no material losses have been incurred. The increase in the provision in 2005 from fiscal 2004 primarily relates to the 22% growth in the net investment in capital leases during that year, including a higher percent of special mention leases, which offset the benefit from a decline in non-performing assets.

Other Income -- Other income is a significant source of income for the Company, accounting for 48% of the Company’s gross profit during the year ended June 30, 2006, 49% during 2005 and 52% during 2004. Total other income of $15.7 million for the year ended June 30, 2006 increased $1.2 million, or 9%, from $14.4 million in 2005 but was relatively unchanged from $15.8 million in 2004. The increase in other income in fiscal 2006 compared to fiscal 2005 primarily reflects an increase of $1.4 million in gain on sale of leases and leased property as the volume of leased property sold on leases coming to end of term increased during the period. Operating and sales-type lease income increased by $119,000, reflecting only a slight increase in lease extensions when compared to the prior year.

The decrease in other income during fiscal 2005 from fiscal 2004 includes a decline in operating and sales-type income of $876,000, or 17%, as the volume of leases renewed during the year declined. The gain on sale of leases and leased property decreased by $664,000, or 7%, as the volume of lease property sold on leases coming to end of term also decreased during the period. Fiscal 2005 included the recognition of a $1.3 million gain on sale of leased property related to a lease in bankruptcy. While the sale proceeds were received during fiscal 2004, the recognition of the gain was deferred until certain bankruptcy issues were resolved. Without this gain, other income would have been lower.

Selling, General, and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) decreased $761,000, or 5%, to $15.3 million recognized for the year ended June 30, 2006. This compared to SG&A expenses in fiscal 2005 of $16.0 million, which had increased by $651,000, or 4%, from $15.4 million in fiscal 2004. The decrease in SG&A expenses during fiscal 2006 is due to lower costs resulting from a slightly smaller sales force and lower variable costs resulting from efforts to control costs. SG&A expenses in fiscal 2006 also reflect a lower deferral of initial direct costs of $3.6 million, compared to $4.0 million in fiscal 2005.

The increase in SG&A expenses during fiscal 2005 compared to fiscal 2004 is primarily due to higher administrative costs required to manage the growth in the portfolio as well as the development of the organization. SG&A expenses in fiscal 2005 reflect a deferral of initial direct costs of $4.0 million, compared to $3.9 million in fiscal 2004.

Income Taxes -- Income taxes were accrued at a tax rate of 38.75% for the fiscal year ended June 30, 2006 compared to 37.5% for fiscal year ended June 30, 2005, and 38.5% for fiscal year ended June 30, 2004 representing the Company’s estimated annual tax rates for each respective year. The income tax rate increased in fiscal 2006 due in part to a decreased volume of leases where interest earned is exempt from certain taxes. Tax-exempt leases represented approximately 8% of new lease bookings in fiscal 2006, compared to 13% during fiscal 2005 and 6% in fiscal 2004.

Financial Condition Analysis

Lease Portfolio Analysis

The Company currently funds a high percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. During the fiscal year ended June 30, 2006, approximately 91% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 93% during fiscal 2005 and 88% during fiscal 2004. During the fiscal year ended June 30, 2006, the Company’s net investment in capital leases increased by $26.5 million. This increase includes a $28.3 million increase in the Company’s investment in lease receivables, and a $1.8 million reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company while the decline in investment in residual values is due to a higher volume of residual values being recognized at end of term than being booked on new leases on which the Company retains a residual investment.

California First National Bancorp and Subsidiaries

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2006, the Company’s investment in property acquired for transactions in process was $41.7 million, up from $34.1 million at June 30, 2005, and $30.5 million at June 30, 2004.

The Company’s risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. Through the use of non-recourse financing, the Company avoids risks that do not meet these requirements. The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases while minimizing the risk to any one customer. At June 30, 2006, no lessee accounted for more than 3% of the Company’s net investment in capital leases, and two lessees combined represented approximately 5% of the Company’s net investment in capital leases. The investment in capital leases is diversified by geographic regions, with the Company’s portfolio spread across all fifty states. At June 30, 2006, California (16%) was the only state that represented more than 10% of the Company’s net investment in capital leases. The Company has no exposure to foreign lessees. The Company’s leases are with lessees in a wide spectrum of industries; however, at June 30, 2006 approximately 40% of the Company’s net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States. The educational portfolio includes over 772 leases with over 373 different lessees. One university represented approximately 2% of the Company’s net investment in capital leases. The Company believes the exposure to this sector is warranted based on the historically good credit profile of this group.

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

The following table summarizes the Company’s non-performing capital leases.

	June 30,
Non-performing Capital Leases	2006	2005	2004	2003	2002
	(in thousands)
Non-accrual leases	$1,010	$945	$2,011	$3,979	$1,296
Restructured leases	996	-	354	1,122	90
Leases past due 90 days (other than above)	-	-	-	-	278
Total non-performing capital leases	$2,006	$945	$2,365	$5,101	$1,664

Non-performing assets as % of net investment
in capital leases before allowances	0.9%	0.5%	1.5%	3.4%	1.3%

California First National Bancorp and Subsidiaries

Non-performing assets increased during fiscal 2006 due primarily to an increase in restructured leases, most of which related to lessees impacted by Hurricane Katrina and where the Company revised the terms of the leases to accommodate the circumstances. Direct finance income that would have been recorded had non-performing leases at each respective fiscal year end been current in accordance with their original terms would have been $46,395, $96,429 and $320,609 during fiscal 2006, 2005 and 2004, respectively. The amount of direct finance income actually recorded on non-performing capital leases was $60,961, $71,297 and $150,983 during fiscal 2006, 2005 and 2004, respectively.

In addition to the non-performing capital leases identified above, there were $1.8 million of investment in capital leases at June 30, 2006 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $2.0 million at June 30, 2005. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease losses. The decrease in amount at June 30, 2006 reflects the improvement in the credit of several special mention credits from the prior year, which offset the addition of other substandard leases.

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

Years Ended June 30,	2006	2005	2004	2003	2002
	(dollars in thousands)
Property acquired for transactions in process before allowance	$41,748	$34,120	$30,558	$20,365	$20,648
Net investment in capital leases before allowance	217,525	190,859	156,458	150,609	123,774
Net investment in “risk assets”	$259,273	$224,979	$187,016	$170,974	$144,422

Allowance for lease losses at beginning of year	$3,495	$3,461	$4,291	$5,502	$3,401
Charge-off of lease receivables	(391)	(377)	(1,359)	(2,215)	(3,440)
Recovery of amounts previously written off	51	52	365	450	187
Provision for lease losses	482	359	164	554	5,354
Allowance for lease losses at end of year	$3,637	$3,495	$3,461	$4,291	$5,502

Allowance for lease losses as percent of net investment in capital leases before allowances	1.7%	1.8%	2.2%	2.9%	4.5%
Allowance for lease losses as percent of net investment in “risk assets”	1.4%	1.6%	1.9%	2.5%	3.8%

The allowance for lease losses increased slightly to $3.64 million (1.7% of net investment in capital leases) at June 30, 2006 from $3.50 million (1.8% of net investment in capital leases) at June 30, 2005. The allowance at June 30, 2006 consisted of $752,900 allocated to specific accounts that were considered impaired and $2.88 million that was available to cover losses inherent in the portfolio. This compared to $1.26 million allocated to specific impaired accounts at June 30, 2005 and $2.24 million that was available to cover losses inherent in the portfolio at such date. The allowance allocated to specific accounts decreased $507,100 while the unallocated allowance increased $640,000 during fiscal 2006. The increase in the 2006 unallocated allowance primarily relates to the 14% growth in the net investment in capital leases, including a higher amount of special mention leases. At June 30, 2006, the volume of transactions in process was up 22% from the end of the prior year, however the volume of unfunded lease commitments remained relatively unchanged. Based on the above factors, the Company considers the allowance for doubtful accounts of $3.6 million at June 30, 2006 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

California First National Bancorp and Subsidiaries

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, non-recourse debt, and as necessary, through access to credit facilities. At June 30, 2006 and 2005, the Company’s cash and cash equivalents were $40.7 million and $43.3 million, respectively. Stockholders’ equity at June 30, 2006 was $193.5 million, or 62% of total assets, compared to $186.7 million, or 67% of total assets, at June 30, 2005. At June 30, 2006, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

Deposits at CalFirst Bank totaled $89.2 million at June 30, 2006, compared to $54.1 million at June 30, 2005. The $35.1 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for years ended June 30, 2006, 2005 and 2004:

(dollars in thousands)	Years ended June 30,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$1,202	n/a	$1,163	n/a	$670	n/a
Interest-bearing demand deposits	48	0.50%	95	0.50%	51	0.50%
Savings deposits	11,769	3.51%	8,241	2.56%	1,791	1.93%
Time deposits less than $100,000	31,024	3.94%	18,288	2.88%	10,701	2.40%
Time deposits, $100,000 or more	$23,603	4.05%	$11,485	2.75%	$5,571	2.48%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2006
	Less than	Greater than
	$100,000	$100,000
	(in thousands)
Under 3 months	$3,685	$5,336
3 - 6 months	5,279	7,855
6 - 12 months	22,688	18,647
After 12 months	8,869	7,029
	$40,521	$38,867

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2006, the Company had outstanding non-recourse debt aggregating $8.4 million relating to property under capital leases. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The Leasing Companies also have access to a $25 million line of credit with a bank (“Lender”). The purpose of the line is to provide resources as needed for investment in transactions in process and capital leases. The agreement provides for borrowings based on the Lender’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2007. The agreement is unsecured; however, the Leasing Companies’ obligations are guaranteed by the Company. Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability. In addition, the Leasing Companies and the Company are required to provide financial statements and a certificate to the lender within 60 days of the end of a fiscal quarter, which covenants were not satisfied for the fiscal quarter ended March 31, 2006 as a result of the restatement noted above. On August 25, 2006 the Lender provided the Company and the Leasing Companies with a waiver of all breached covenants. No borrowings have been made on this line of credit as of September 8, 2006.

California First National Bancorp and Subsidiaries

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments at June 30, 2006. Commitments to purchase property for unfunded leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits less than $100,000	$40,521	$31,652	$8,869	$-
Time deposits $100,000 or more	38,867	31,838	7,029	-
Deposits without a stated maturity	9,778	9,778	-	-
Operating lease rental expense	2,327	1,029	1,298	-
Lease property purchases (1)	71,798	71,798	-	-
Total contractual commitments	$163,291	$146,095	$17,196	$-

Contractual Cash Receipts

Lease payments receivable (2)	$234,337	$115,952	$116,786	$1,599
Cash and cash equivalents	40,747	40,747	-	-
Total projected cash availability	275,084	156,699	116,786	1,599

Net projected cash inflow	$111,793	$10,604	$99,590	$1,599

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to fiscal 2008.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

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

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements for disclosure of recent accounting pronouncements.

California First National Bancorp and Subsidiaries

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

At June 30, 2006, the Company had $40.7 million invested in securities of very short duration, including $17.5 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease payments receivable of $234.3 million consists of leases with fixed rates, however, $116.0 million of such investment is due within one year of June 30, 2006. This compares to the Bank’s interest bearing deposit liabilities of $89.2 million, 82% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at June 30, 2006, the Company had assets of $156.7 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $73.3 million. Given the current structure of the consolidated balance sheet, if interest rates decrease, interest income on the Company’s short-term investment position decreases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be lower. Conversely, as interest rates rise, the Company’s earnings will benefit as yields on cash investments and lease investments improve, with less offsetting impact from rising interest expense.

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

California First National Bancorp and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

Page Number

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets at June 30, 2006 and 2005	31

Consolidated Statements of Earnings for the years ended June 30, 2006, 2005 and 2004	32

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2006, 2005 and 2004	33

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004	34

Notes to Consolidated Financial Statements	35-51

Consolidated Financial Statement Schedule for the years ended June 30, 2006, 2005 and 2004
Schedule II - Valuation and Qualifying Accounts	55

California First National Bancorp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2006 and 2005 (as restated) and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006 (as restated for 2005 and 2004). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
August 11, 2006

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30,
ASSETS	2006	2005
		(Restated)
Cash and due from banks	$23,217	$30,711
Federal funds sold and securities purchased under
agreements to resell	17,530	12,610
Total cash and cash equivalents (Note 1)	40,747	43,321
Investment securities (Note 3)	1,134	1,484
Receivables (Note 4)	1,905	1,636
Property acquired for transactions in process (Note 1)	41,680	34,052
Net investment in capital leases (Note 5)	213,956	187,432
Property on operating leases, less accumulated depreciation of $530 (2006) and $371 (2005)	46	68
Income tax receivable (Note 8)	4,744	-
Other assets	1,719	2,094
Discounted lease rentals assigned to lenders (Note 5)	8,424	8,405

	$314,355	$278,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,263	$4,232
Accrued liabilities	4,702	3,950
Demand and savings deposits	9,778	14,132
Time certificates of deposit	79,388	39,966
Lease deposits	5,534	5,364
Non-recourse debt (Note 5)	8,424	8,405
Deferred income taxes - including income taxes payable, net (Note 8)	9,739	15,705

	120,828	91,754

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,161,508 (2006) and 11,098,683 (2005) issued and outstanding	112	111
Additional paid in capital	3,756	3,013
Retained earnings	189,659	183,614
	193,527	186,738
	$314,355	$278,492
The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)
	Years ended June 30,
	2006	2005	2004
		(Restated)	(Restated)
Direct finance income	$18,861	$15,496	$14,813
Interest income on investments	1,329	1,009	578

Total direct finance and interest income	20,190	16,505	15,391

Interest expense on deposits	2,593	1,054	430
Provision for lease losses	482	359	164
Net direct finance and interest income after provision for lease losses	17,115	15,092	14,797

Other income
Operating and sales-type lease income	4,498	4,379	5,255
Gain on sale of leases and leased property	10,390	8,961	9,625
Other fee income	780	1,091	930

Total other income	15,668	14,431	15,810

Gross profit	32,783	29,523	30,607

Selling, general and administrative expenses	15,278	16,039	15,388

Earnings before income taxes	17,505	13,484	15,219

Income taxes	6,783	5,057	5,859

Net earnings	$10,722	$8,427	$9,360

Basic earnings per common share	$0.96	$0.76	$0.85

Diluted earnings per common share	$0.94	$0.74	$0.84

Dividends declared per common share outstanding	$0.42	$2.30	$0.40

Average common shares outstanding - basic	11,125,473	11,073,194	10,976,103

Average common shares outstanding - diluted	11,460,912	11,340,255	11,190,249

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)
			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2003	10,933,509	$109	$1,449	$195,718	$-	$197,276

Net earnings (restated)	-	-	-	9,360	-	9,360
Unrealized gains on
investment securities, net of tax	-	-	-	-	125	125

Shares issued -
Stock options exercised	105,316	1	1,031	-	-	1,032

Dividends declared	-	-	-	(4,394)	-	(4,394)

Balance, June 30, 2004	11,038,825	110	2,480	200,684	125	203,399

Net earnings (restated)	-	-	-	8,427	-	8,427

Reclassification adjustment -
Realized gain on investment security, net of tax	-	-	-	-	(125)	(125)

Shares issued -
Stock options exercised	59,858	1	533	-	-	534

Dividends declared	-	-	-	(25,497)	-	(25,497)

Balance, June 30, 2005	11,098,683	111	3,013	183,614	-	186,738

Net earnings	-	-	-	10,722	-	10,722

Shares issued -
Stock options exercised	62,825	1	556	-	-	557

Stock based compensation expense			187			187

Dividends declared	-	-	-	(4,677)	-	(4,677)

Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$-	$193,527

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)	(Restated)
Net Earnings	$10,722	$8,427	$9,360
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	844	839	712
Stock-based compensation expense	187	-	-
Leased property on operating leases, net	(259)	(170)	(346)
Interest accretion of estimated residual values	(1,414)	(1,519)	(1,704)
Gain on sale of leased property and sales-type lease income	(11,034)	(8,730)	(8,889)
Provision for lease losses	482	359	164
Deferred income taxes, including income taxes payable	(5,966)	(1,580)	(5,178)
(Increase) decrease in receivables	(269)	(172)	500
Increase in income taxes receivable	(4,744)	-	-
Net (decrease) increase in accounts payable and accrued liabilities	(217)	2,221	1,053
Increase (decrease) in customer lease deposits	171	336	(1,443)
Net cash (used for) provided by operating activities	(11,497)	11	(5,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases and transactions in process	(157,969)	(154,664)	(127,330)
Payments received on lease receivables	118,828	112,667	104,784
Proceeds from sales of leased property and sales-type leases	16,955	13,958	16,101
Purchase of investment securities	(26)	(31)	(3,413)
Pay down of investment securities	376	2,379	212
Net increase in other assets	(189)	(406)	(695)
Net cash used for investing activities	(22,025)	(26,097)	(10,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	39,422	18,983	14,556
Net (decrease) increase in demand and money market deposits	(4,354)	10,515	2,450
Dividends to stockholders	(4,677)	(25,497)	(4,394)
Proceeds from exercise of stock options	557	534	1,032
Net cash provided by financing activities	30,948	4,535	13,644
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,574)	(21,551)	(2,468)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,321	64,872	67,340
CASH & CASH EQUIVALENTS AT END OF PERIOD	$40,747	$43,321	$64,872
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$19	$(9,136)	$(22,514)
Estimated residual values recorded on leases	$(2,603)	$(2,704)	$(3,580)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,605	$1,067	$431
Income Taxes	$17,493	$6,644	$11,036
The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) and its subsidiaries have two principal lines of business, leasing and banking. The Company leases high-technology and other capital assets to customers located throughout the United States. The Company is also engaged in the re-marketing of leased assets at lease expiration. The Company’s banking subsidiary, California First National Bank (“CalFirst Bank”) is an FDIC-insured national bank that gathers deposits using the telephone, the Internet, and direct mail from a centralized location and leases capital assets to businesses and organizations and provides business loans to fund the purchase of assets leased by third parties.

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, Amplicon, Inc., California First Leasing Corporation (collectively, the “Leasing Companies”), and CalFirst Bank. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days. Included in cash and cash equivalents at June 30, 2006 and 2005 was $18,789,000 and $13,658,000, respectively, that was held by the Bank and was only available to fund the Bank’s operations.

Investment Securities

Investment securities that the Company has the intent and ability to hold until maturity are classified as “held-to-maturity” and are stated at cost adjusted for amortization of premium or accretion of discount under criteria established with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company did not have any “available for sale” securities at June 30, 2006 and 2005.

Leases

Capital Leases

New lease transactions are generally structured as direct financing leases. The re-lease of property that has come off lease may be accounted for as a sales-type lease or as an operating lease, depending on the terms of the re-lease. Leased property that comes off lease and is re-marketed through a sale to the lessee or a third party is accounted for as sale of leased property.

For leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet net of unearned income as net investment in capital leases. The unearned income is recognized as direct finance income on an internal rate of return method calculated to achieve a level yield on the Company’s investment over the lease term. There are no costs or expenses related to direct financing leases since lease income is recorded on a net basis.

California First National Bancorp and Subsidiaries

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

A portion of the Company's selling, general and administrative (“S,G&A”) costs directly related to originating direct financing lease transactions is deferred through a reduction to SG&A expenses recognized in the period, with the deferred costs amortized over the lease term as a reduction to direct finance income utilizing the effective interest method.

Operating Leases

Lease contracts, which do not meet the criteria of capital leases, are accounted for as operating leases. Property on operating leases is recorded at the lower of cost or fair value and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Most operating leases involve the re-lease of off-lease property and the associated cost is the Company’s estimated residual. Rental income is recorded monthly or quarterly when due.

Allowance for Lease Losses

The allowance for lease losses and residual valuation allowance is periodically reviewed for adequacy considering levels of past due leases and non-performing assets, lessees’ financial condition, leased property values as well as general economic conditions and credit quality indicators. The need for reserves is subject to future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific lessees or industries may necessitate additions or deductions to the allowance for lease losses or the residual valuation allowance.

Property Acquired for Transactions in Process

Property acquired for transactions in process represents partial deliveries of property which the lessee has accepted on in-process lease transactions. Such amounts are stated at cost, net of any lessee payments related to the property. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At lease commencement, any pre-commencement payments are included in minimum lease payments receivable and the unearned income is recognized as direct finance income over the lease term.

California First National Bancorp and Subsidiaries

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

	Years ended June 30,
	2006	2005	2004
	(in thousands, except share and per share amounts)
Net earnings	$10,722	$8,427	$9,360
Weighted average number of common shares outstanding
assuming no exercise of outstanding options	11,125,473	11,073,194	10,976,103
Dilutive stock options using the treasury stock method	335,439	267,061	214,146
Dilutive common shares outstanding	11,460,912	11,340,255	11,190,249
Basic earnings per common share	$0.96	$0.76	$0.85
Diluted earnings per common share	$0.94	$0.74	$0.84

The Company did not include the following number of antidilutive stock options in its calculation of diluted earnings per share:

	Years ended June 30,
	2006	2005	2004
Antidilutive stock option shares	77,918	151,795	177,250

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) an amendment of SFAS No. 133 and No. 140. This Statement, which becomes effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. SFAS No. 155 will not have an impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement is effective as of July 1, 2007. The Company does not have servicing assets or servicing liabilities; therefore, SFAS 156 will not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of FIN 48 on its consolidated financial statements.

California First National Bancorp and Subsidiaries

Reclassifications

Certain reclassifications have been made to the fiscal 2005 and 2004 financial statements to conform to the presentation of the fiscal 2006 financial statements. These include the reclassification of certain deferred initial direct costs from direct finance income to SG&A expenses. The effect of this reclassification was to decrease SG&A expense reported and reduce total direct finance and interest income, with no effect on net income.

Note 2 - Restatement

Subsequent to the issuance of the Company’s June 30, 2005 financial statements, the Company determined that (1) a restatement of prior period results needed to be made to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and (2) certain information in the Consolidated Statements of Cash Flows should be restated to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS No. 95”).

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

The effect of the restatement on the Company’s previously reported Consolidated Statement of Earnings for the years ended June 30, 2005 and 2004 is as follows:

	Year ended June 30, 2005			Year ended June 30, 2004
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(dollars in thousands, except per share amounts)
Operating and sales-type income	$3,975	$404	$4,379	$5,985	$(730)	$5,255

Earnings before income taxes	$13,080	$404	$13,484	$15,949	$(730)	$15,219
Income taxes	4,905	152	5,057	6,140	(281)	5,859
Net earnings	$8,175	$252	$8,427	$9,809	$(449)	$9,360

Basic earnings per share	$0.74	$0.02	$0.76	$0.89	$(0.04)	$0.85
Diluted earnings per share	$0.72	$0.02	$0.74	$0.88	$(0.04)	$0.84

Consolidated Statement of Cash Flows

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the years ended June 30, 2005 and 2004 in order to a) recognize cash flows related to the gain on sale of leased property and sales-type lease income as investing activities rather than operating activities, b) recognize cash flows related to property acquired for transactions in process as investing activities rather than as operating cash flows, and c) separately present cash outflows and inflows related to lease investments. The restatements will solely affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows, but they will have no impact on the net increase (decrease) in cash and cash equivalents set forth in such statement for any of the previously reported periods.

California First National Bancorp and Subsidiaries

The effect of the restatement on the Company’s previously reported Consolidated Statement of Cash Flows for the years ended June 30, 2005 and 2004 is as follows:

(in thousands)	Year ended June 30, 2005			Year ended June 30, 2004
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$8,175	$252	$8,427	$9,809	$(449)	$9,360
Adjustments to reconcile net earnings to cash flows
provided by (used for) operating activities:
Depreciation	60	779	839	204	508	712
Sale of leased property previously on operating leases, net	62	(62)	-	53	(53)	-
Leased property on operating leases, net	-	(170)	(170)	-	(346)	(346)
Interest accretion of estimated residual values	(1,519)	-	(1,519)	(1,704)	-	(1,704)
Decrease in estimated residual values	5,228	(5,228)	-	7,212	(7,212)	-
Gain on sale of leased property and sales-type lease income	-	(8,730)	(8,730)	-	(8,889)	(8,889)
Property acquired for transactions in process to be sold	(3,571)	3,571	-	(10,194)	10,194	-
Deferred income taxes, including income taxes payable	(1,732)	152	(1,580)	(4,897)	(281)	(5,178)
All other operating cash flows	2,744	-	2,744	274	-	274
Net cash provided by (used for) operating activities	9,447	(9,436)	11	757	(6,528)	(5,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(35,014)	35,014	-	(9,186)	9,186	-
Purchase of leased property on operating leases	(60)	60	-	(261)	261	-
Investment in leases and transactions in process	-	(154,664)	(154,664)	-	(127,330)	(127,330)
Payments received on lease transactions	-	112,667	112,667	-	104,784	104,784
Estimated residual values recorded on leases	(2,955)	2,955	-	(3,991)	3,991	-
Proceeds from sales of leased property and sales-type leases	-	13,958	13,958		16,101	16,101
Purchase of investment securities	(31)	-	(31)	(3,413)	-	(3,413)
Pay down of investment securities	2,379	-	2,379	212	-	212
Net decrease in other assets	148	(554)	(406)	(230)	(465)	(695)
Net cash used for investing activities	(35,533)	9,436	(26,097)	(16,869)	6,528	(10,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	4,535	-	4,535	13,644	-	13,644

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,551)	-	(21,551)	(2,468)	-	(2,468)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,872	-	64,872	67,340	-	67,340
CASH & CASH EQUIVALENTS AT END OF PERIOD	$43,321	$-	$43,321	$64,872	$-	$64,872

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Estimated residual values recorded on leases	$-	$(2,704)	$(2,704)	$-	$(3,580)	$(3,580)

California First National Bancorp and Subsidiaries

Note 3 - Investment Securities:

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2006 were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(in thousands)
Held-to-maturity:
Federal Reserve Bank Stock	$605	-	$-	$605	$605
Mortgage-backed security	529	-	(38)	491	529
Total investment securities	$1,134	-	$(38)	$1,096	$1,134

The unrealized loss on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates. The contractual cash flows are guaranteed by an agency of the U. S. government, and accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2006.

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2005 were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(in thousands)
Held-to-maturity:
Federal Reserve Bank Stock	$579	$-	$-	$579	$579
Mortgage-backed security	905	-	(13)	892	905
Total investment securities	$1,484	$-	$(13)	$1,471	$1,484

During 2005, the Company received proceeds of $203,000 and realized an after tax gain of $125,000 from the sale of an investment security.

The amortized cost and estimated fair value of investment securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Held-to-maturity:
Due after 10 years	$1,134	$1,096
	$1,134	$1,096

California First National Bancorp and Subsidiaries

Note 4 - Receivables:

The Company's receivables consist of the following:
	June 30,
	2006	2005
	(in thousands)
Other lessee receivables	$1,732	$1,353
Financial institutions	-	117
Miscellaneous receivables	173	166
	$1,905	$1,636

Note 5 - Capital Leases:

The Company's net investment in capital leases consists of the following:
	June 30,
(in thousands)	2006	2005
		(Restated)
Minimum lease payments receivable	$234,337	$198,777
Estimated residual value	12,644	14,432
	246,981	213,209
Less allowance for lease losses	(3,339)	(2,962)
Less valuation allowance for estimated residual value	(230)	(465)
	243,412	209,782
Less unearned income	(29,456)	(22,350)
Net investment in capital leases	$213,956	$187,432

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4,275,670 and $4,521,656 at June 30, 2006 and 2005, respectively.

At June 30, 2006, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated residual value are as follows:

Years ending June 30,	Minimum Lease Payments Receivable	Estimated Residual Value	Total
	(in thousands)
2007	$115,952	$3,411	$119,363
2008	62,496	3,288	65,784
2009	34,472	3,843	38,315
2010	15,164	960	16,124
2011	4,654	765	5,419
Thereafter	1,599	377	1,976
	234,337	12,644	246,981
Less unearned income	(26,796)	(2,660)	(29,456)
Less allowances	(3,339)	(230)	(3,569)
	$204,202	$9,754	$213,956

California First National Bancorp and Subsidiaries

Non-recourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 5.54% to 8.32%. Maturities of such obligations at June 30, 2006 are as follows:

Years ending	Capital
June 30,	Leases
(in thousands)
2007	$2,497
2008	2,217
2009	1,491
2010	869
2011	400
Total non-recourse debt	7,474
Deferred interest expense	950
Discounted lease rentals assigned to lenders	$8,424

Deferred interest expense of $950,000 at June 30, 2006 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $8,424,000 using the effective yield method over the applicable lease term.

Note 6 - Credit Facilities:

In January 2006, the Leasing Companies entered into a $25 million line of credit with a bank (“Lender”). The agreement provides for borrowings based on the Lender’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2007. The agreement is unsecured, however, the Leasing Companies’ obligations are guaranteed by the Company. Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability. Pursuant to the agreement, the Leasing Companies and the Company are required to provide financial statements and a certificate to the Lender within 60 days of the end of a fiscal quarter, which covenants were not satisfied for the fiscal quarter ended March 31, 2006 as a result of the restatement noted above. On August 25, 2006, the Lender provided the Leasing Companies and the Company with a waiver of all breached covenants. No borrowings have been made on this line of credit as of September 8, 2006.

Note 7 - Fair Value of Financial Instruments:

The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”). For cash and cash equivalents and demand and savings deposits the estimated fair value is based on respective market prices, which was equal to book value for all periods presented. For investment securities, the fair values were based on quoted market prices when available. For securities, which had no quoted market prices, fair values were estimated by discounting cash flows using current rates on similar securities. For time certificates of deposits, the fair values were estimated by discounting cash flows using interest rates currently offered for like liabilities with similar terms. The fair value of the Company’s net investment in capital leases is not a required disclosure under SFAS No. 107.

California First National Bancorp and Subsidiaries

The estimated fair values of financial instruments were as follows:
	June 30, 2006		June 30, 2005
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$40,747	$40,747	$43,321	$43,321
Investment securities	1,134	1,096	1,484	1,471
Financial Liabilities:
Demand and savings deposits	9,778	9,778	14,132	14,132
Time certificates of deposit	$79,388	$76,106	$39,966	$38,746

Note 8 - Income Taxes:
The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. From time to time, various governmental taxing authorities audit the Company. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:
	Years ended June 30,
(in thousands)	2006	2005	2004
Current tax expense:
Federal	$11,153	$8,250	$4,876
State	1,229	1,813	2,530
	12,382	10,063	7,406
Deferred tax expense (benefit):
Federal	(5,026)	(3,945)	(1,885)
State	(573)	(1,061)	338
	(5,599)	(5,006)	(1,547)
	$6,783	$5,057	$5,859

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting. Deferred income tax liabilities (assets) are comprised of the following:
	June 30,
(in thousands)	2006	2005
Deferred income tax liabilities:
Tax operating leases	$9,933	$15,622
Deferred selling expenses	1,753	1,854
Depreciation other than on operating leases	44	261
Total liabilities	11,730	17,737
Deferred income tax assets:
Allowances and reserves	(1,489)	(1,433)
State income taxes	(430)	(635)
Stock-based compensation	(72)	-
Under estimated tax payments	-	36
Total assets	(1,991)	(2,032)
Net deferred income tax liabilities	$9,739	$15,705

California First National Bancorp and Subsidiaries

The differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2006	2005	2004
Federal statutory rate	35.00%	35.0%	35.0%
State tax, net of federal benefit	4.70	4.7	4.7
Other	(0.95)	(2.2)	(1.2)
Effective rate	38.75%	37.5%	38.5%

At June 30, 2006 the Company had an income taxes receivable balance of $4,744,000 and zero, at June 30, 2005.

Note 9 - Capital Structure and Stock-based Compensation:

At June 30, 2006, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

In November 1995, the Company’s stockholders approved the 1995 Equity Participation Plan (the “1995 Plan”), which replaced a previous plan. The 1995 Plan provides for the granting of options, restricted stock and stock appreciation rights (“SARs”) to key employees, directors and consultants of the Company. Under the 1995 Plan, the maximum number of shares of common stock that can be issued upon the exercise of options or SARs, or upon the vesting of restricted stock awards, was initially 1,000,000, but the maximum number of available shares of common stock could increase by an amount equal to 1% of the total number of issued and outstanding shares of common stock as of June 30 of the fiscal year immediately preceding such fiscal year. Each grant or issuance under the 1995 Plan is set forth in a separate agreement and indicates, as determined by the stock option committee, the type, terms, vesting period and conditions of the award.

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

On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R”) which replaced SFAS 123 and supercedes APB Opinion No. 25 and the related implementation guidance. SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the year ended June 30, 2006, the Company recognized pre-tax stock-based compensation expense of $187,348 as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years 2001 through 2004. The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R.

California First National Bancorp and Subsidiaries

The following table summarizes activity related to stock options for the periods indicated:

	As of June, 30
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	1,017,518	$9.02	944,758	$10.34	1,021,074	$10.25
Granted (1)	-	-	136,618	9.01	65,000	10.93
Exercised	(62,825)	8.86	(59,858)	8.92	(105,316)	9.80
Canceled/expired	(8,926)	9.33	(4,000)	11.13	(36,000)	10.62
Options outstanding at the end of the year	945,767	$9.02	1,017,518	$9.02	944,758	$10.34

Shares available for issuance	634,003		523,016		549,246

Options exercisable	875,811		824,284		645,158
Weighted average fair value of options granted (1)	N/A		N/A		$4.38

(1)
All 2005 option grants were the result of the special dividend in December 2004, which resulted in all unexercised options as of the record date being re-priced under FIN 44 to preserve the economic benefit of the stock options at such time.

As of June 30, 2006
Options outstanding				Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	612,443	4.52	$ 7.55	577,812	$ 7.48
9.85 - 15.27	333,324	3.38	11.71	297,999	11.68
$5.20 - $15.27	945,767	4.12	$ 9.02	875,811	$ 8.91

At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable were $5,119,000 and $4,838,000, respectively. The total intrinsic value of options exercised during the year ended June 30, 2006 was $297,000. As of June 30, 2006, approximately $207,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 16 months.

Prior to the adoption to SFAS 123R on July 1, 2005, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (SFAS No. 148), the Company adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148 through June 30, 2005.

California First National Bancorp and Subsidiaries

The following table illustrates the effect on the years ended June 30, 2005 and 2004 on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148:

	Years ended June 30,
	2005	2004
	(in thousands, except per share amounts)
Net earnings	$8,427	$9,360
Proforma compensation	(522)	(704)
Income tax effect	196	271
Proforma net earnings	$8,101	$8,927

Proforma Basic EPS	$0.73	$0.81

Proforma Diluted EPS	$0.71	$0.80

The fair value of each grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004. There were no option grants in 2006 and 2005.

Year ended June 30, 2004
Risk free interest rate	3.81%
Option life (in years)	5
Dividend yield	3.24%
Volatility	53.85%

Note 10 - Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company’s financial statements. The Company currently is required to maintain (i) Tier 1 risked-based capital equal to at least six percent (6%) of its risk-weighted assets; (ii) total risked-based capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent (10%) of risk-weighted assets; and (iii) a minimum Tier 1 "leverage ratio" (measuring Tier 1 risked-based capital as a percentage of adjusted total assets) of at least five percent (5%). CalFirst Bank is subject to risk-based and leverage capital requirements mandated by the Office of the Comptroller of the Currency. The Bank is required to maintain (i) a minimum ratio of Tier 1 risked-based capital to risk-adjusted assets of four percent (4%); (ii) a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent (8%) and (iii) for the first three years of operations, a minimum ratio of Tier 1 risked-based capital to adjusted total assets, leverage ratio, of 5%.

California First National Bancorp and Subsidiaries

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2006 and 2005. At June 30, 2006, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.
	June 30,
	2006		2005
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$193,527	62.1%	$186,738	72.3%
Total risk-based capital	$196,096	63.2%	$190,171	73.6%
Tier 1 leverage capital	$193,527	64.5%	$186,738	68.3%

California First National Bank
Tier 1 risk-based capital	$36,333	26.3%	$20,091	19.3%
Total risk-based capital	$37,354	27.0%	$20,930	20.1%
Tier 1 leverage capital	$36,333	28.3%	$20,091	21.1%

Note 11 - Commitments and Contingencies:

Leases
The Company leases its corporate offices under an operating lease that expires in fiscal 2009. Rent expense was $1,063,521 (2006), $979,637 (2005) and $927,621, (2004).
Future minimum
Years ending	lease payments
June 30,	(in thousands)
2007	$1,029
2008	1,112
2009	186
$2,327

Litigation

From time to time, the Company is party to various legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions of $122,924 (2006), $135,056 (2005) and $145,002 (2004).

Note 12 - Segment Reporting:

The Company has two leasing subsidiaries, Amplicon and CalFirst Leasing (“Leasing Companies”), involved in leasing and financing capital assets, and re-marketing leased assets at lease expiration.

The Company’s banking subsidiary, CalFirst Bank, is an FDIC-insured national bank that gathers deposits from a centralized location and is involved in leasing and remarketing capital assets in a manner similar to the Leasing Companies. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties.

California First National Bancorp and Subsidiaries

The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1). Below is a summary of each segment’s financial results for 2006, 2005 and 2004:

			Bancorp and
	Leasing		Eliminating
	Companies	CalFirst Bank	Entries	Consolidated
	(in thousands)
Year end June 30, 2006
Net direct finance and interest income
after provision for lease losses	$13,315	$3,743	$57	$17,115
Other income	14,935	733	-	15,668
Gross profit	$28,250	$4,476	$57	$32,783

Net earnings	$8,248	$1,278	$1,196	$10,722

Total assets	$225,155	$133,793	$(44,593)	$314,355

Year end June 30, 2005 (Restated)
Net direct finance and interest income
after provision for lease losses	$12,098	$2,959	$35	$15,092
Other income	13,844	593	(6)	14,431
Gross profit	$25,942	$3,552	$29	$29,523

Net earnings	$7,123	$1,242	$62	$8,427

Total assets	$243,644	$94,073	$(59,225)	$278,492

Year end June 30, 2004 (Restated)
Net direct finance and interest income
after provision for lease losses	$12,478	$2,245	$74	$14,797
Other income	15,772	38	-	15,810
Gross profit	$28,250	$2,283	$74	$30,607

Net earnings (loss)	$9,074	$397	$(111)	$9,360

Total assets	$259,291	$60,039	$(45,516)	$273,814

California First National Bancorp and Subsidiaries

Note 13 - California First National Bancorp (Parent Only) Financial Information:
The condensed financial statements of California First National Bancorp as of June 30, 2006, and 2005 and for the years ended June 30, 2006 and 2005 are presented below:
Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2006	2005
Assets		(Restated)
Cash and cash equivalents	$5,117	$1,328
Intercompany receivables	252	290
Investments in bank subsidiary	36,339	20,062
Investments in non-bank subsidiaries	100,770	124,522
Intercompany note receivable	51,898	39,633
Other assets	712	2,071
Premises and other fixed assets	425	554
	$195,513	$188,460
Liabilities
Accrued liabilities	$1,825	$1,484
Payable to non-bank subsidiaries	161	238
	1,986	1,722
Stockholders’ Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
11,161,508 (2006) and 11,098,683 (2005) issued and outstanding	112	111
Additional paid-in capital	3,907	3,164
Retained earnings	189,508	183,463
	193,527	186,738
	$195,513	$188,460
Condensed Statements of Earnings	June 30,
(in thousands)	2006	2005
Income		(Restated)
Dividends from non-bank subsidiary	$32,000	$35,000
Management fee income from bank subsidiary	137	137
Management fee income from non-bank subsidiaries	1,290	1,240
Interest income from non-bank subsidiaries	3,318	1,790
Other interest income	57	35
	39,900	38,202
Expenses
Selling, general and administrative	2,559	2,354
Interest expense	-	6
	2,559	2,360
Income before taxes and equity in over distributed earnings of subsidiaries	34,341	35,842
Income tax expense	1,145	781
	33,196	35,061
Equity in over distributed earnings of subsidiaries	(22,474)	(26,634)
	$10,722	$8,427

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	June 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net earnings	$10,722	$8,427
Adjustments to reconcile net earnings to cash flows:
Stock-based compensation expense	187	-
Provision for deferred income taxes	1,145	781
Equity in over distributed earnings of subsidiaries	22,474	26,634
Net change in other liabilities	341	(5)
Net change in other assets	214	1,485
Other, net	130	56
Net cash provided by operating activities	35,213	37,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(27,304)	(13,701)
Net cash used for investing activities	(27,304)	(13,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	557	534
Dividends paid	(4,677)	(25,497)
Net cash used for financing activities	(4,120)	(24,963)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,789	(1,286)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,328	2,614
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,117	$1,328

Note 14 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2006 and 2005 is as follows:
	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2006	(Restated)	(Restated)
Direct finance income	$4,013	$4,483	$5,101	$5,264
Net direct finance and interest income
after provision for lease losses	3,460	4,201	4,753	4,701
Gross profit	7,798	7,474	8,347	9,164
Net earnings	$2,417	$2,275	$2,754	$3,276

Basic earnings per common share	$0.22	$0.20	$0.25	$0.29
Diluted earnings per common share	$0.21	$0.20	$0.25	$0.28

Dividends declared per common share	$0.10	$0.10	$0.11	$0.11

California First National Bancorp and Subsidiaries

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2005	(Restated)	(Restated)	(Restated)	(Restated)
Direct finance income	$3,427	$3,788	$4,045	$4,236
Net direct finance and interest income
after provision for lease losses	3,535	3,802	3,815	3,940
Gross profit	6,836	7,248	7,356	8,083
Net earnings	$1,705	$2,088	$1,974	$2,660

Basic earnings per common share	$0.15	$0.19	$0.18	$0.24
Diluted earnings per common share	$0.15	$0.19	$0.17	$0.23

Dividends declared per common share	$0.10	$2.00	$0.10	$0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended and have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules. There were no significant changes made during the most recent fiscal quarter to the Company's internal controls or other factors that could significantly affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

California First National Bancorp and Subsidiaries

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report

(1) Financial Statements
All financial statements of the Registrant as set forth under Part II
Item 8 of this report on Form 10-K, see index to financial statements on page 29

(2) Financial Statement Schedules:

Schedule Number  Description                    Page Number

II.  Valuation and Qualifying Accounts         55

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the financial statements and notes thereto.

(3) Exhibits:
See Index to Exhibits filed as part of this Form 10-K           56

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By: /s/ S. Leslie Jewett        Date: September 15, 2006
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

Signature     Title    Date

/s/ Patrick E. Paddon	President, Chief Executive	September 15, 2006
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 15, 2006
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 15, 2006
S. Leslie Jewett

/s/ Michael H. Lowry	Director	September 15, 2006
Michael H. Lowry

/s/ Harris Ravine	Director	September 15, 2006
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 15, 2006
Danilo Cacciamatta

California First National Bancorp and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance	charged to		Balance
	beginning	costs and	Accounts	at end
	of period	expenses	Written off	of period
	(in thousands)

Year ended June 30, 2004:

Allowance for lease losses	$3,494	$164	$(945)	$2,713
Allowance for valuation of
residual value	$797	$-	$(49)	$748

Year ended June 30, 2005:

Allowance for lease losses	$2,713	$359	$(42)	$3,030
Allowance for valuation of
residual value	$748	$-	$(283)	$465

Year ended June 30, 2006:

Allowance for lease losses	$3,030	$482	$(105)	$3,407
Allowance for valuation of
residual value	$465	$-	$(235)	$230

Note: The allowance for lease losses and valuation of residual value includes balances related to receivables, capital leases and operating leases described in Notes 1 and 5 of the Notes to Financial Statements.

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

10.3
Capital Assurances and Liquidity Maintenance Agreement between California First National Bancorp and California First National Bank, effective as of May 23, 2001 (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.4
Agreement by and between California First National Bank and the Office of the Comptroller of the Currency dated as of May 23, 2001 (incorporated by reference to Exhibit 10.2 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.5
Office Lease dated January 30, 2003, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s March 31, 2003 Form 10-Q)

10.6
Business Loan Agreement dated as of January 20, 2006 between California First Leasing Corporation and Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2005 Form 10-Q).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	57

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	58

32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	59