Form 10-Q
period 2006-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2006-11-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2006

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

Registrant's telephone number, including area code:(949) 255-0500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 1, 2006 was 11,178,181.

CALIFORNIA FIRST NATIONAL BANCORP

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates, from unanticipated changes in the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for lease losses and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements. Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made

Restatement

As described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated certain financial statements and other information, including such statements and information for each of the quarters of fiscal 2006, to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and to restate information in the Consolidated Statements of Cash Flows to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS No. 95”).

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Cash and due from banks	$29,238	$23,217
Federal funds sold and securities purchased under agreements to resell	26,405	17,530
Total cash and cash equivalents	55,643	40,747
Investment securities	1,569	1,134
Net receivables	1,827	1,905
Property acquired for transactions in process	39,045	41,680
Net investment in capital leases	215,910	213,956
Net equipment on operating leases	284	46
Income tax receivable	3,081	4,744
Other assets	1,752	1,719
Discounted lease rentals assigned to lenders	8,084	8,424
	$327,195	$314,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$4,864	$3,263
Accrued liabilities	4,256	4,702
Demand and money market deposits	8,585	9,778
Time certificates of deposit	92,372	79,388
Lease deposits	6,439	5,534
Non-recourse debt	8,084	8,424
Deferred income taxes - including income taxes payable, net	8,092	9,739

	132,692	120,828

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,177,581 (September 2006) and 11,161,508 (June 2006) issued and outstanding	112	112
Additional paid in capital	3,936	3,756
Retained earnings	190,455	189,659
	194,503	193,527
	$327,195	$314,355

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended
	September 30,
	2006	2005
		(restated)
Direct finance income	$5,464	$4,013
Interest and investment income	486	307
Total direct finance and interest income	5,950	4,320

Interest expense on deposits	1,087	458
Provision for lease losses	30	402
Net direct finance and interest income after provision for lease losses	4,833	3,460

Other income
Operating and sales-type lease income	931	916
Gain on sale of leases and leased property	1,108	3,266
Other fee income	156	156
Total other income	2,195	4,338

Gross profit	7,028	7,798

Selling, general and administrative expenses	3,749	3,852

Earnings before income taxes	3,279	3,946

Income taxes	1,254	1,529

Net earnings	$2,025	$2,417

Basic earnings per common share	$.18	$.22

Diluted earnings per common share	$.18	$.21

Dividends declared per common share outstanding	$.11	$.10

Average common shares outstanding - basic	11,169	11,106

Average common shares outstanding - diluted	11,543	11,381
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net Earnings	$2,025	$2,417
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	175	188
Stock-based compensation expense	33	47
Leased property on operating leases, net	(281)	(44)
Interest accretion of estimated residual values	(333)	(377)
Gain on sale of leased property and sales-type lease income	(964)	(2,776)
Provision for lease losses	30	402
Deferred income taxes, including income taxes payable	(1,648)	(4,030)
Decrease (increase) in receivables	78	(1,121)
Decrease in income taxes receivable	1,663	-
Net increase in accounts payable and accrued liabilities	1,156	671
Increase in customer lease deposits	904	722
Net cash provided by (used for) operating activities	2,838	(3,901)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases and transactions in process	(37,997)	(44,029)
Payments received on lease receivables	37,929	32,593
Proceeds from sales of leased property and sales-type leases	2,017	4,592
Purchase of investment securities	(450)	-
Pay down of investment securities	15	254
Net increase in other assets	(165)	(170)
Net cash provided by (used for) investing activities	1,349	(6,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	12,985	1,931
Net (decrease) increase in demand and money market deposits	(1,193)	957
Dividends to stockholders	(1,230)	(1,111)
Proceeds from exercise of stock options	147	132
Net cash provided by financing activities	10,709	1,909
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,896	(8,752)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,747	43,321
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,643	$34,569
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(339)	$(3,074)
Estimated residual values recorded on leases	$(531)	$(624)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$1,088	$462
Income Taxes	$1,239	$5,559
The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, June 30, 2005	11,098,683	$111	$3,013	$183,614	$186,738

Net earnings (restated)	-	-	-	2,417	2,417

Shares issued -
Stock options exercised	14,621	-	132	-	132

Stock-based
compensation expense	-	-	47	-	47

Dividends declared	-	-	-	(1,111)	(1,111)

Balance, September 30, 2005	11,113,304	$111	$3,192	$184,920	$188,223

Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$193,527

Net earnings	-	-	-	2,025	2,025

Shares issued -
Stock options exercised	16,073	-	147	-	147

Stock-based
compensation expense	-	-	33	-	33

Dividends declared	-	-	-	(1,229)	(1,229)

Balance, September 30, 2006	11,177,581	$112	$3,936	$190,455	$194,503

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2006. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2006 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2006 and the statements of earnings and cash flows for the three-month periods ended September 30, 2006 and 2005. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2007.

Restatement

As described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated certain financial statements, including such statements for each of the quarters of fiscal 2006, to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and to restate information in the Consolidated Statements of Cash Flows to comply with the guidance under SFAS No. 95.

Accounting for Lease Extensions

A review of the accounting for lease extensions accounted for as sales-type leases identified that certain lease extensions classified as sales-type leases should have been classified as operating leases. The following table summarizes the impact of the adjustments relating to the reclassification of certain lease extensions on affected line items within the Company’s previously reported Statements of Earnings for the quarter ended September 30, 2005. The restatement had an immaterial effect on the Consolidated Balance Sheet at September 30, 2005 and no effect on the timing or amount of actual cash flows.

(dollars in thousands, except per share amounts)	Three months ended September 30, 2005

Total other income	$(39)
Provision for income taxes	(15)
Net earnings	$(24)

Impact on earnings per share
Diluted earnings per share, as reported	$0.21
Adjustment	-
Diluted earnings per share, restated	$0.21

Consolidated Statement of Cash Flows

The following table summarizes the effects of the restatement of the Consolidated Statements of Cash Flows for the three months ended September 30, 2005. The reclassification has the effect of decreasing the reported cash used in operating activities and increasing the cash flow used in investing activities as compared to the Company’s previously issued financial statements.

(dollars in thousands)	Three months ended September 30, 2005

Net cash used for operating activities, previously reported	$(7,471)
Restatement of cash flows related to:
Net income	(24)
Sale of property and sales-type leases	(4,625)
Transactions in process	8,121
Other	98
Restated net cash used for operating activities	$(3,901)

Net cash used for investing activities, previously reported	$(3,190)
Restatement of cash flows related to:
Proceeds from sale of property and sales-type leases	4,625
Investment in leases and transactions in process	(8,121)
Other	(74)
Restated net cash used for investing activities	$(6,760)

Certain reclassifications have been made to the first quarter of fiscal 2006 financial statements to conform to the presentation of the first quarter of fiscal 2007 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At September 30, 2006, the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2006 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R),“Share-Based Payments” (“SFAS No. 123R”) which replaced SFAS No. 123 and supersedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the quarter ended September 30, 2006, the Company recognized pre-tax stock-based compensation expense of $33,000 compared to $46,837 recognized in the first quarter of fiscal 2006. Such expense related to options granted during the fiscal years ended August 2002 through June 2004. The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS No. 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants. As of September 30, 2006, approximately $174,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 14 months.

The following table summarizes the stock option activity for the periods indicated:
	Three months ended
	September 30, 2006		September 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	945,767	$9.02	1,017,518	$9.02
Granted	-	-	-	-
Exercised	(16,073)	9.17	(14,621)	9.09
Canceled/expired	-	-	(2,000)	8.88
Options outstanding at end of period	929,694	$9.03	1,000,897	$9.03
Options exercisable	883,748		919,975

As of September 30, 2006
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 8.81	603,858	4.26	$7.54	580,770	$7.49
9.85 - 12.49	248,018	3.67	11.05	225,160	10.96
13.64 - 15.27	77,818	1.58	13.95	77,818	13.95
$ 5.20 - $15.27	929,694	3.88	$9.03	883,748	$8.95

NOTE 3 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”. The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.

Below is a summary of each segment’s financial results for the quarters ended September 30, 2006 and 2005:
			Bancorp and
	Leasing		Eliminating
(in thousands)	Companies	CalFirst Bank	Entries	Consolidated
Quarter ended September 30, 2006
Net direct finance and interest income, after provision for lease losses	$3,724	$1,091	$18	$4,833
Other income	2,076	119	-	2,195
Gross profit	$5,800	$1,210	$18	$7,028
Net earnings	$1,209	$281	$535	$2,025
Total assets	$226,418	$148,784	$(48,007)	$327,195
Quarter ended September 30, 2005 (restated)
Net direct finance and interest income, after provision for lease losses	$2,773	$681	$6	$3,460
Other income	4,105	233	-	4,338
Gross profit	$6,878	$914	$6	$7,798
Net earnings	$1,967	$232	$218	$2,417
Total assets	$237,543	$102,114	$(62,503)	$277,154

NOTE 4 - CAPITAL LEASES

The Company's net investment in capital leases consists of the following:

	September 30, 2006	June 30, 2006
	(in thousands)
Minimum lease payments receivable	$237,607	$234,337
Estimated residual value	12,474	12,644
	250,081	246,981
Less allowance for lease losses	(3,070)	(3,339)
Less valuation allowance for estimated residual value	(155)	(230)
	246,856	243,412
Less unearned income	(30,946)	(29,456)
Net investment in capital leases	$215,910	$213,956

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4.3 million at September 30, 2006 and June 30, 2006.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

The Company’s direct finance income includes interest income earned on the Company’s investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of lease property (“lease extensions”) while income from operating leases generally involves lease extensions that are accounted for as operating leases rather than as sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s interest-bearing liabilities represent about 30% of total assets, and therefore, changes in interest rates in general have a greater impact on the yield earned on the investment in lease receivables, securities and other interest earning assets, with less impact from higher or lower interest expense. However, a flattening of the yield curve does result in some impact to earnings due to the compression of earning asset yields and funding rates, while a steeper curve would result in increased earnings as investment margins widen.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2006.

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

Net earnings for the first quarter of fiscal 2007 were down 16% from the same period of the prior year as a 40% increase in net direct finance and interest income could not offset the 49% decrease in income from the portfolio of assets reaching the end of term. The net investment in capital leases of $215.9 million at September 30, 2006 was only up slightly from the balance at June 30, 2006, but increased by $27.0 million, or 14%, from the balance at September 30, 2005. The increased investment in capital leases from the year before, along with higher interest rates, contributed to the growth in direct finance income in the quarter.

New lease bookings for the first three months of fiscal 2007 of $43.0 million were 11% greater than the same quarter of the prior year. The volume of new lease commitments approved during the first quarter (“lease originations”) was down significantly from the first quarter of fiscal 2006. As a result, the backlog of approved lease commitments is approximately 13% below the level of the prior year.

The Bank represents a growing portion of the Company’s consolidated results, with the Bank’s investment in capital leases of $107.7 million at September 30, 2006 representing 50% of the Company’s consolidated investment. To fund this portfolio, the Bank’s demand, money market and time deposits increased by 77% to $101.0 million from $57.0 million at September 30, 2005, and 13% from $89.2 million at June 30, 2006.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2006, net earnings of $2.0 million decreased 16% from $2.4 million for the first quarter ended September 30, 2005. Diluted earnings per share decreased 17% to $.18 for the quarter ended September 30, 2006, compared to $.21 per share for the same quarter of the prior year. The larger decrease in diluted earnings per share compared to net earnings reflects the impact of a larger number of diluted shares outstanding during the period.

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

Net direct finance and interest income was $4.9 million for the quarter ended September 30, 2006, compared to $3.9 million for the quarter ended September 30, 2005, an increase of $1.0 million, or 26%. Direct finance income of $5.5 million increased by $1.5 million, or 36%, as a result a higher average investment in capital leases held in the Company’s own portfolio along with a 161 basis point increase in the average yield earned. The average yield on the portfolio was up due to in part to market conditions and to a lower percentage of tax-exempt leases in the portfolio. The increase of $179,000 in interest and investment income is due to a 116 improvement in yields on slightly higher investment balances. Interest expense on deposits was $1.1 million for the first quarter of fiscal 2007 compared to $458,000 for the same quarter of the prior year, reflecting a 67% increase in the average balances of interest bearing deposits and a 137 basis point increase in the average interest rates paid.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for lease losses by volume and rate:
Quarter ended
September 30, 2006 vs 2005
Volume	Rate	Total
(in thousands)
Interest income
Net investment in capital leases	$593	$858	$1,451
Discounted lease rentals	15	(20)	(5)
Federal funds sold	(17)	(11)	(28)
Federal funds sold	81	88	169
Investment securities	(2)	6	4
Interest-bearing deposits with banks	(20)	26	6
	667	958	1,625
Interest expense
Non-recourse debt	15	(20)	(5)
Demand and savings deposits	(49)	21	(28)
Time deposits	362	295	657
	328	296	624
	$339	$662	$1,001

The following table presents the Company’s average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
	Quarter ended September 30, 2006			Quarter ended September 30, 2005
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets
Interest-earning deposits with banks	$26,838	$175	2.6%	$30,378	$169	2.2%
Federal funds sold	21,818	293	5.4%	13,166	124	3.8%
Investment securities	1,240	18	5.8%	1,419	14	3.9%
Net investment in capital leases
including discounted lease rentals (1,2)	221,304	5,587	10.1%	193,013	4,141	8.6%
Total interest-earning assets	271,200	6,073	9.0%	237,976	4,448	7.5%
Other assets	46,128			42,204
	$317,328			$280,180
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$7,633	81	4.2%	$13,825	109	3.1%
Time deposits	85,417	1,006	4.7%	41,908	349	3.3%
Non-recourse debt (1)	8,081	123	6.1%	7,222	128	7.1%
Total interest-bearing liabilities	101,131	1,210	4.8%	62,955	586	3.7%
Other liabilities	22,033			29,735
Stockholders' equity	194,164			187,490
	$317,328			$280,180
Net direct finance and interest income		$4,863			$3,862
Net direct finance and interest income to average interest-earning assets			7.2%			6.5%
Average interest-earning assets over average interest-bearing liabilities			268.2%			378.0%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $8.1 million and $7.2 million for the quarters ended September 30, 2006 and 2005, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease Losses -- The Company had a provision for lease losses in the first quarter of fiscal 2007 of $30,000, compared to a $402,000 provision for the same period in the prior year. The decrease in the provision largely relates to the relative stability in the credit quality of the portfolio. The first quarter provision of 2006 included amounts related to lessees located in New Orleans impacted by Hurricane Katrina.

Other Income -- Total other income for the quarter ended September 30, 2006 decreased by $2.1 million, or 49.4%, to $2.2 million, compared to $4.3 million for the same quarter of the prior fiscal year. The decrease in other income is largely due to a decrease of $2.2 million related to lower gains on sale of leases and leased property to $1.1 million. In the prior year quarter, the early buyout of four leases contributed to the higher gain on sale of leases and leased property. Operating and sales-type lease income remained flat due to the approximate same level of lease renewals. There was no change in other fee income between periods.

Selling, General and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) decreased $103,000, or 2.7%, to $3.7 million during the first quarter of fiscal 2007 compared to $3.9 million during the first quarter of fiscal 2006. The decrease in SG&A expenses is primarily due to lower compensation costs incurred related to the sales force during the period. SG&A expenses in the first quarter of fiscal 2007 include a lower deferral of initial direct costs of $890,000, compared to $937,000 in the first quarter fiscal 2006.

Income Taxes -- Income taxes were accrued at a tax rate of 38.25% for the fiscal first quarter ended September 30, 2006 compared to 38.75% for the fiscal first quarter ended September 30, 2005 representing the estimated annual tax rate for the fiscal years ending June 30, 2007 and 2006, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

The Company’s risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds a large percentage of new lease transactions internally, while only a small portion of lease receivables are assigned to financial institutions. During the first quarter ended September 30, 2006, approximately 91% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 96% during the first quarter of fiscal 2006. During the quarter ended September 30, 2006, the Company’s net investment in capital leases increased by $2.0 million from June 30, 2006. This increase includes a $2.1 million increase in the Company’s investment in lease receivables, and a $100,000 reduction in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company, while the decline in investment in residual values is due to a lower volume of leases being booked on which the Company records a residual value.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2006, the Company’s investment in property acquired for transactions in process of $39.0 million related to approximately $106.1 million of approved lease commitments. This investment in transactions in process was down from $41.7 million at June 30, 2006, which related to approved lease commitments of $117.7 million, and from $42.2 million at September 30, 2005 which related to approved lease commitments of $122.3 million.

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

The following table summarizes the Company’s non-performing capital leases:

	September 30, 2006	June 30, 2006
Non-performing Capital Leases	(dollars in thousands)
Non-accrual leases	$1,199	$1,010
Restructured leases	989	996
Leases past due 90 days (other than above)	1,169	-
Total non-performing capital leases	$3,357	$2,006
Non-performing assets as % of net investment in capital leases before allowances	1.5%	0.9%

The increase in non-performing leases at September 30, 2006 compared to June 30, 2006 is primarily due one customer who filed bankruptcy during the quarter and whose lease obligations were greater than 90 days past due at September 30, 2006. In addition to the non-performing capital leases identified above, there was $2.0 million of investment in capital leases at September 30, 2006 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.8 million at June 30, 2006. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. The increase reflects the addition of one special mention credit, which offset the benefit from the paydown on other substandard leases. These potential problem leases are considered in the determination of the allowance for lease losses.

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

	Three months ended
	September 30,
	2006	2005
	(dollars in thousands)
Property acquired for transactions in process before allowance	$39,113	$42,241
Net investment in capital leases before allowance	219,135	192,735
Net investment in “risk assets”	$258,248	$234,976

Allowance for lease losses at beginning of period	$3,637	$3,495
Charge-off of lease investment	(374)	(2)
Recovery of amounts previously written off	-	-
Provision for lease losses	30	402
Allowance for lease losses at end of period	$3,293	$3,895

Allowance for lease losses as a percent of net investment
in capital leases before allowances	1.5%	2.0%
Allowance for lease losses as a percent of “risk assets”	1.3%	1.6%

The allowance for lease losses decreased $344,000 to $3.3 million (1.5% of net investment in capital leases before allowances) at September 30, 2006 from $3.6 million (1.7% of net investment in capital leases before allowances) at June 30, 2006. This allowance consisted of $929,000 allocated to specific accounts that were impaired and $2.36 million that was available to cover losses inherent in the portfolio. This compared to $753,000 allocated to specific accounts at June 30, 2006 and $2.88 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at September 30, 2006 primarily relates to the increase in specifically identified problems during the quarter. The Company considers the allowance for lease losses of $3.3 million at September 30, 2006 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Investment Securities

The amortized cost, fair value, and carrying value of investment securities at September 30, 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Held-to-maturity	(dollars in thousands)
Mortgage-backed securities	$514	$-	$(24)	$490	$514
Federal Reserve Bank Stock	1,055	-	-	1,055	1,055
Total held-to-maturity	$1,569	$-	$(24)	$1,545	$1,569

The unrealized loss on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates. The contractual cash flows are guaranteed by an agency of the U. S. government, and accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, Bank deposits and non-recourse debt. At September 30, 2006 and June 30, 2006, the Company’s cash and cash equivalents were $55.6 million and $40.7 million, respectively. Stockholders’ equity at September 30, 2006 was $194.5 million, or 59% of total assets, compared to $193.5 million, or 62% of total assets, at June 30, 2006. At September 30, 2006, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $101.0 million at September 30, 2006, compared to $57.0 million at September 30, 2005. The $44.0 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the quarters ended September 30, 2006 and 2005:

	Three months ended September 30,
	2006		2005
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$1,043	N/A	$1,300	N/A
Interest-bearing demand deposits	46	0.49%	31	0.50%
Money market deposits	7,587	4.24%	13,794	3.13%
Time deposits, less than $100,000	45,856	4.67%	25,233	3.30%
Time deposits, $100,000 or more	$39,561	4.68%	$16,675	3.30%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2006, the Company had outstanding non-recourse debt aggregating $8.1 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of September 30, 2006. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
	Total	Less Than 1 Year	1-5 Years	After 5 Years
Contractual Obligations	(dollars in thousands)
Time deposits	$92,372	$71,202	$21,170	$-
Deposits without a stated maturity	8,585	8,585	-	-
Operating lease rental expense	2,050	1,030	1,020	-
Lease property purchases (1)	62,371	62,371	-	-
Total contractual commitments	$165,378	$143,188	$22,190	$-
Contractual Cash Receipts
Lease payments receivable (2,3)	$237,607	$114,567	$121,850	$1,190
Cash - current balance	55,643	55,643	-	-
Total projected cash availability	293,250	170,210	121,850	1,190
Net projected cash inflow	$127,872	$27,022	$84,674	$1,190
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.
(3)
Does not include amounts to be received related to Transactions in process already funded and the unfunded lease property purchases included above, which together aggregate $106.1 million at September 30, 2006. The timing and amount of repayment cannot be determined until a lease commences.

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

At September 30, 2006, the Company had $55.6 million invested in securities of very short duration, including $26.4 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease payments receivable of $237.6 million consists of leases with fixed rates, however, $114.6 million of such investment is due within one year of September 30, 2006. This compares to the Bank’s interest bearing deposit liabilities of $101 million, 79% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at September 30, 2006, the Company had assets of $170.2 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $79.8 million. Given the current structure of the consolidated balance sheet, as interest rates increase, interest income on the Company’s short-term investment position increases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be increase.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2006:
			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1, 2006 - July 31, 2006	-	$-	612,956
August 1, 2006 - August 31, 2006	-	$-	612,956
September 1, 2006 - September 30, 2006	-	$-	612,956
	-	$-
1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits		Page

	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	20

	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	21

	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	22

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: November 13, 2006	BY: /S/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)