Form 10-Q
period 2006-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2007-02-07
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
 Yes ☐     No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 6, 2007 was 11,186,358.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

Item 1.	Financial Statements

	Consolidated Balance Sheets — December 31, 2006 and June 30, 2006	3

	Consolidated Statements of Earnings — Three and six months ended December 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows — Six months ended December 31, 2006 and 2005	5

	Consolidated Statement of Stockholders’ Equity — Six months ended December 31, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17-18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19
Signature		20

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates, from unanticipated changes in the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for lease losses, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements. Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made

Restatement

As described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated certain financial statements and other information, including such statements and information for the first two quarters of fiscal 2006, to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and to restate information in the Consolidated Statements of Cash Flows to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS No. 95”).

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$27,966	$23,217
Federal funds sold and securities purchased under agreements to resell	17,420	17,530
Total cash and cash equivalents	45,386	40,747
Investment securities	2,497	1,134
Net receivables	1,210	1,905
Property acquired for transactions in process	25,185	41,680
Net investment in capital leases	233,191	213,956
Net equipment on operating leases	414	46
Income tax receivable	1,629	4,744
Other assets	1,576	1,719
Discounted lease rentals assigned to lenders	7,696	8,424
	$318,784	$314,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$4,724	$3,263
Accrued liabilities	4,695	4,702
Demand and money market deposits	8,327	9,778
Time certificates of deposit	86,021	79,388
Lease deposits	5,137	5,534
Non-recourse debt	7,696	8,424
Deferred income taxes — including income taxes payable, net	5,803	9,739

	122,403	120,828

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; 11,181,358 (December 2006) and 11,161,508 (June 2006) issued and outstanding	112	112
Additional paid in capital	4,002	3,756
Retained earnings	192,292	189,659
Other comprehensive loss, net of tax	(25)	-
	196,381	193,527
	$318,784	$314,355
The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
		(restated)		(restated)
Direct finance income	$6,659	$4,483	$12,123	$8,496
Interest and investment income	493	256	979	562

Total direct finance and interest income	7,152	4,739	13,102	9,058

Interest expense on deposits	1,183	539	2,270	996
Provision for lease losses	(250)	—	(220)	402

Net direct finance and interest income after provision for lease losses	6,219	4,200	11,052	7,660

Other income
Operating and sales-type lease income	1,261	913	2,192	1,828
Gain on sale of leases and leased property	1,081	2,103	2,188	5,369
Other fee income	254	257	412	414

Total other income	2,596	3,273	4,792	7,611
Gross profit	8,815	7,473	15,844	15,271

Selling, general and administrative expenses	3,849	3,759	7,599	7,610
Earnings before income taxes	4,966	3,714	8,245	7,661

Income taxes	1,900	1,440	3,154	2,969

Net earnings	$3,066	$2,274	$5,091	$4,692

Basic earnings per common share	$.27	$.20	$.46	$.42
Diluted earnings per common share	$.27	$.20	$.44	$.41
Dividends declared per common share outstanding	$.11	$.10	$.22	$.20

Weighted average common shares outstanding	11,179	11,114	11,174	11,110
Diluted common shares outstanding	11,511	11,428	11,529	11,419

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net Earnings	$5,091	$4,692
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	317	397
Stock-based compensation expense	66	94
Leased property on operating leases, net	(420)	(165)
Interest accretion of estimated residual values	(699)	(723)
Gain on sale of leased property and sales-type lease income	(2,210)	(4,806)
Provision for lease losses	(220)	402
Deferred income taxes, including income taxes payable	(3,921)	(4,054)
Decrease (increase) in receivables	695	(167)
Decrease in income taxes receivable	3,115	—
Net increase in accounts payable and accrued liabilities	1,455	1,043
(Decrease) increase in customer lease deposits	(398)	959
Net cash provided by (used for) operating activities	2,871	(2,328)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases and transactions in process	(71,537)	(79,789)
Payments received on lease receivables	67,445	61,930
Proceeds from sales of leased property and sales-type leases	4,481	8,203
Purchase of investment securities	(1,608)	(24)
Pay down of investment securities	205	261
Net increase in other assets	(122)	(192)
Net cash used for investing activities	(1,136)	(9,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	6,633	10,232
Net decrease in demand and money market deposits	(1,451)	(1,086)
Dividends to stockholders	(2,458)	(2,222)
Proceeds from exercise of stock options	180	136
Net cash provided by financing activities	2,904	7,060
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,639	(4,879)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,747	43,321
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,386	$38,442
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(728)	$(3,459)
Estimated residual values recorded on leases	$(1,557)	$(1,352)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$2,274	$1,003
Income Taxes	$3,975	$7,024
The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Six months ended December 31, 2005

Balance, June 30, 2005	11,098,683	$111	$3,013	$183,614	$—	$186,738

Net earnings (restated)	—	—	—	4,692	—	4,692

Shares issued - Stock options exercised	15,121	—	136	—	—	136

Stock-based compensation expense	—	—	94	—	—	94

Dividends declared	—	—	—	(2,222)	—	(2,222)

Balance, December 31, 2005	11,113,804	$111	$3,243	$186,084	$—	$189,438

Six months ended December 31, 2006

Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$—	$193,527

Comprehensive income
Net earnings	—	—	—	5,091	—	5,091
Unrealized loss on investment securities, net of tax	—	—	—	—	(25)	(25)

Total comprehensive income						5,066

Shares issued - Stock options exercised	19,850	—	180	—	—	180

Stock-based compensation expense	—	—	66	—	—	66

Dividends declared	—	—	—	(2,458)	—	(2,458)

Balance, December 31, 2006	11,181,358	$112	$4,002	$192,292	$(25)	$196,381

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2006 and the statements of earnings for the three and six-month periods, and cash flows and stockholders’ equity for the six month periods ended December 31, 2006 and 2005. The results of operations for the three and six-month periods ended December 31, 2006 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2007.

Restatement

As described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated certain financial statements, including such statements for each of the first two quarters of fiscal 2006, to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and to restate information in the Consolidated Statements of Cash Flows to comply with the guidance under SFAS No. 95.

Accounting for Lease Extensions

A review of the accounting for lease extensions accounted for as sales-type leases identified that certain lease extensions classified as sales-type leases should have been classified as operating leases. The following table summarizes the impact of the adjustments relating to the reclassification of certain lease extensions on affected line items within the Company’s previously reported Statements of Earnings for the quarter and six months ended December 31, 2005. The restatement had an immaterial effect on the Consolidated Balance Sheet at December 31, 2005 and no effect on the timing or amount of actual cash flows.

(decrease in thousands, except per share amounts)	Three months ended December 31, 2005	Six months ended December 31, 2005

Total other income	$(206)	$(245)
Provision for income taxes	(79)	(94)
Net earnings	$(127)	$(151)

Impact on earnings per share
Diluted earnings per share, as reported	$0.21	$0.42
Adjustment	(0.01)	(0.01)
Diluted earnings per share, restated	$0.20	$0.41

Consolidated Statement of Cash Flows

The following table summarizes the effects of the restatement of the Consolidated Statements of Cash Flows for the six months ended December 31, 2005. The reclassification has the effect of increasing the reported cash used in operating activities and decreasing the cash flow used in investing activities as compared to the Company’s previously issued financial statements.
(dollars in thousands)	Six months ended December 31, 2005
Net cash used for operating activities, previously reported	$(353)
Restatement of cash flows related to:
Net income	(151)
Sale of property and sales-type leases	(8,501)
Transactions in process	6,585
Other	92
Restated net cash used for operating activities	$(2,328)
Net cash used for investing activities, previously reported	$(11,586)
Restatement of cash flows related to:
Proceeds from sale of property and sales-type leases	(6,585)
Investment in leases and transactions in process	8,501
Other	59
Restated net cash used for investing activities	$(9,611)

Certain reclassifications have been made to the fiscal 2006 financial statements to conform to the presentation of the fiscal 2007 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At December 31, 2006, the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2006 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R),“Share-Based Payments” (“SFAS No. 123R”) which replaced SFAS No. 123 and supersedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the three and six months ended December 31, 2006, the Company recognized pre-tax stock-based compensation expense of $33,027 and $66,054, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years ended June 2001 through June 2004. The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants. As of December 31, 2006, approximately $141,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 11 months.

The following table summarizes the stock option activity for the periods indicated:
	Six months ended December 31, 2006		Six months ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	945,767	$9.02	1,017,518	$9.02
Exercised	(19,850)	9.08	(15,121)	9.05
Canceled/expired	—	—	(7,772)	10.72
Options outstanding at end of period	925,917	$9.02	994,625	$9.01
Options exercisable	881,125		914,857

As of December 31, 2006
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 8.81	600,081	4.00	$7.54	576,993	$5.51
9.85 - 12.49	248,018	3.42	11.05	226,314	8.05
13.64 - 15.27	77,818	1.32	13.95	77,818	11.56
$ 5.20 - $15.27	925,917	3.62	$9.02	881,125	$8.90

NOTE 3 - INVESTMENT SECURITIES
The Company’s investment securities are classified as held-to-maturity and available for sale. The amortized cost, fair value, and carrying value of investment securities at December 31, 2006 were as follows:
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Held-to-maturity
Mortgage-backed securities	$324	$—	$(16)	$308	$324
Federal Reserve Bank Stock	1,055	—	—	1,055	1,055
Total held-to-maturity	$1,379	$—	$(16)	$1,363	$1,379
Available-for-sale
Marketable securities	1,158	—	(40)	1,118	1,118
Total investment securities	$2,537	$—	$(56)	$2,481	$2,497
The unrealized loss on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates and the contractual cash flows are guaranteed by an agency of the U. S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Securities classified as “available for sale” may be sold in the future. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity.

NOTE 4 - CAPITAL LEASES
The Company's net investment in capital leases consists of the following:
	December 31, 2006	June 30, 2006
	(in thousands)
Minimum lease payments receivable	$257,946	$234,337
Estimated residual value	13,025	12,644
	270,971	246,981
Less allowance for lease losses	(3,476)	(3,339)
Less valuation allowance for estimated residual value	(155)	(230)
	267,340	243,412
Less unearned income	(34,149)	(29,456)
Net investment in capital leases	$233,191	$213,956
The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4.4 million and $4.3 million at December 31, 2006 and June 30, 2006, respectively.

NOTE 5 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”. The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank. Below is a summary of each segment’s financial results for the quarter and six months ended December 31, 2006 and 2005:
	Leasing Companies	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2006
Net direct finance and interest income after provision for lease losses	$4,928	$1,260	$31	$6,219
Other income	2,393	203	—	2,596
Gross profit	$7,321	$1,463	$31	$8,815
Net earnings	$2,082	$439	$545	$3,066
Quarter ended December 31, 2005 (restated)
Net direct finance and interest income after provision for lease losses	$3,281	$909	$10	$4,200
Other income	3,005	268	—	3,273
Gross profit	$6,286	$1,177	$10	$7,473
Net earnings	$1,713	$355	$206	$2,274
Six months ended December 31, 2006
Net direct finance and interest income after provision for lease losses	$8,652	$2,352	$48	$11,052
Other income	4,470	322	—	4,792
Gross profit	$13,122	$2,674	$48	$15,844
Net earnings	$3,291	$720	$1,080	$5,091
Six months ended December 31, 2005 (restated)
Net direct finance and interest income after provision for lease losses	$6,053	$1,591	$16	$7,660
Other income	7,110	501	—	7,611
Gross profit	$13,163	$2,092	$16	$15,271
Net earnings	$3,680	$587	$425	$4,692

Total assets at December 31, 2006	$175,989	$146,687	$(3,892)	$318,784
Total assets at December 31, 2005	$195,032	$108,918	$(19,123)	$284,827

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the potential effects of FIN 48 on its financial statements.

NOTE 7 - SUBSEQUENT EVENT

On January 23, 2007, the Board approved a 9% increase in the quarterly dividend rate to $0.12 per share from $0.11 per share. The dividend will be paid April 6, 2007 to shareholders of record on March 23, 2007.

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

Net earnings for the second quarter of fiscal 2007 were up 35% from the second quarter of fiscal 2006. The large increase is due in part to the contribution of $961,000 in recovery and income related to a transaction that filed bankruptcy in 2002. In addition, the early termination of three leases and resolution of another problem lease resulted in recognition of accelerated direct finance income of $439,000 in the quarter. For the first six months of fiscal 2007, net earnings were up 9% from the prior year, reflecting a 44% increase in net direct finance and interest income offset by a 56% decrease in income from the portfolio of assets reaching the end of term. The net investment in capital leases of $233.2 million at December 31, 2006 was up 19% from the balance at December 31, 2005, and along with higher yields, contributed to the growth in direct finance income in the six-month period.

New lease bookings for the three and six month periods of fiscal 2007 of $53.4 million and $96.3 million, respectively, were 31% and 21% greater than the same periods of the prior year. The volume of new lease commitments approved during the first six months of fiscal 2007 (“lease originations”) is about 13% below the same period of fiscal 2006. As a result, the backlog of approved lease commitments is approximately 14% below the level of the prior year.

The Bank represents a growing portion of the Company’s consolidated results, with the Bank’s investment in capital leases of $121.6 million at December 31, 2006 representing 52% of the Company’s consolidated investment. To fund this portfolio, the Bank’s demand, money market and time deposits increased by 49% to $94.3 million from $63.2 million at December 31, 2005, and 6% from $89.2 million at June 30, 2006.

Consolidated Statement of Earnings Analysis

Summary -- For the second quarter ended December 31, 2006, net earnings of $3.1 million increased $792,000, or 34.8%, compared to $2.3 million for the second quarter ended December 31, 2005. Diluted earnings per share increased 33.8% to $0.27 per share for the second quarter of fiscal 2007, compared to $0.20 per share for the second quarter of the prior year. The results for the second quarter of fiscal 2007 reflect a 48.1% increase in net direct finance and interest income after provision for leases losses, a 21.7% decline in other income, and a slight increase in selling, general and administrative (“SG&A”) expenses.

For the six months ended December 31, 2006, net earnings of $5.1 million increased $400,000, or 8.5%, compared to the six months ended December 31, 2005. Diluted earnings per share increased 7.5% to $0.44 for the first six months of fiscal 2007 compared to $0.41 for the same period of the prior year. Net direct finance income after provision for lease losses increased 44.3%, offset by a 37.0% decrease in other income.

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

Net direct finance and interest income was $6.0 million for the quarter ended December 31, 2006, a $1.8 million, or 42.1%, increase compared to the same quarter of the prior year. Direct finance income of $6.7 million increased by $2.2 million primarily as a result of the 18.2% increase in the average investment in capital leases held in the Company’s own portfolio and a 240 basis point increase in average yields earned. Contributing to the higher yields earned was the early termination of three leases and resolution of a problem lease which resulted in the acceleration of direct finance income of $439,000 in the quarter, as well as $102,000 of direct finance income recognized as part of the bankruptcy resolution. Interest income on investments increased by $237,000 due to an increase in interest rates on higher average investment balances. Interest expense on deposits was $1.2 million for the second quarter of fiscal 2007 compared to $539,000 for the same quarter of the prior year. The increase includes the impact of a 63.2% increase in average deposit balances together with an increase in the average interest rate paid from approximately 3.64% to 4.90%.

For the six months ended December 31, 2006, net direct finance and interest income was $10.8 million, a $2.8 million, or 34.4% increase from the same period of the prior year. Direct finance income of $12.1 million increased by $3.6 million, or 42.7%, reflecting a 16.9% increase in the average investment in capital leases held in our own portfolio and a 200 basis point increase in average yields earned. Interest income on investments increased by $417,000 due to higher yields earned on higher investment balances during the period. Interest expense on deposits was $2.3 million for the first six months of fiscal 2007, compared to $996,000 for the same period of the prior year. The increase reflected a 65.1% increase in average deposit balances and an increase in the average rate paid from 3.45% to 4.77%.

    The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
	Quarter ended December 31, 2006 vs 2005			Six Months ended December 31, 2006 vs 2005
	Volume	Rate	Total	Volume	Rate	Total
Interest income	(in thousands)
Net investment in capital leases	$818	$1,358	$2,176	$1,432	$2,195	$3,627
Discounted lease rentals	45	4	49	58	(13)	45
Federal funds sold	78	78	156	137	189	326
Investment securities	3	(3)	—	—	4	4
Interest-earning investments	39	42	81	14	73	87
	983	1,479	2,462	1,641	2,448	4,089
Interest expense
Non-recourse debt	45	4	49	58	(13)	45
Demand and money market deposits	(50)	22	(28)	(99)	43	(56)
Time certificates of deposits	400	272	672	764	566	1,330
	395	298	693	723	596	1,319
	$588	$1,181	$1,769	$918	$1,852	$2,770
The following tables present the Company’s average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2006			December 31, 2005
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$29,123	$196	2.7%	$21,908	$115	2.1%
Federal funds sold	20,229	280	5.5%	12,404	124	4.0%
Investment securities	1,474	17	4.6%	1,245	17	5.5%
Net investment in capital leases including discounted lease rentals (1,2)	235,663	6,784	11.5%	197,585	4,559	9.2%
Total interest-earning assets	286,489	7,277	10.2%	233,142	4,815	8.3%
Other assets	37,051			46,675
	$323,540			$279,817
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$7,074	83	4.7%	$12,849	111	3.4%
Time deposits	88,768	1,100	4.9%	45,866	428	3.7%
Non-recourse debt	7,866	125	6.4%	4,933	76	6.2%
Total interest bearing liabilities	103,708	1,308	5.0%	63,648	615	3.9%
Other liabilities	24,329			27,337
Shareholders' equity	195,503			188,832
	$323,540			$279,817
Net interest income		$5,969			$4,200
Net direct finance and interest income to average interest-earning assets			8.3%			7.2%
Average interest earning assets over average interest bearing liabilities			276.2%			366.3%

	Six months ended			Six months ended
	December 31, 2006			December 31, 2005
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$27,801	$371	2.7%	$26,523	$284	2.1%
Federal funds sold	20,254	573	5.7%	13,028	247	3.8%
Investment securities	1,327	35	5.3%	1,347	31	4.6%
Net investment in capital leases including discounted lease rentals (1,2)	229,125	12,371	10.8%	195,450	8,699	8.9%
Total interest-earning assets	278,507	13,350	9.6%	236,348	9,261	7.8%
Other assets	40,961			44,057
	$319,468			$280,405
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$7,354	164	4.4%	$13,343	220	3.3%
Time deposits	87,092	2,106	4.8%	43,887	776	3.5%
Non-recourse debt	7,958	248	6.2%	6,184	203	6.6%
Total interest bearing liabilities	102,404	2,518	4.9%	63,414	1,199	3.8%
Other liabilities	22,183			28,839
Shareholders' equity	194,881			188,152
	$319,468			$280,405
Net interest income		$10,832			$8,062
Net direct finance and interest income to average interest-earning assets			7.8%			6.8%
Average interest earning assets over average interest bearing liabilities			272.0%			372.7%
(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $7.7 million and $4.9 million at December 31, 2006 and 2005, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease Losses -- The Company recognized a reduction in the allowance for lease losses of $250,000 in the second quarter of fiscal 2007, compared with no provision made in the second quarter of fiscal 2006. The reduction reflects a recovery of $633,000 related to amounts written off related to the bankruptcy transaction, which was offset by a $383,000 provision. The additional provision related to the deterioration in credit quality of certain leases during the second quarter of fiscal 2007. For the six-month period ended December 31, 2006, the Company recognized a reduction in the allowance for lease losses of $220,000 compared to a $402,000 provision for the same period of the prior year. Aside from the recovery, the provision for lease losses during the first six months of fiscal 2007 was $413,000, relatively unchanged from the first six months of fiscal 2006.

Other Income -- Total other income for the quarter ended December 31, 2006 decreased by $677,000, or 20.7%, to $2.6 million, compared to $3.3 million for the same quarter of the prior fiscal year. The decrease in other income is due largely to a $1.0 million, or 48.6%, decrease in gain on sale of leases and leased property from $2.1 million for the same period of the prior year, the result of a decline in gains from leased property sales. Operating and sales-type lease income of $1.3 million for second quarter of fiscal 2007 increased $348,000 from the second quarter of fiscal 2006, as the volume of lease renewals increased slightly. Other fee income remained flat between periods.

For the first six months ended December 31, 2006, total other income was down 37.0% to $4.8 million, compared to $7.6 million for the six months ended December 31, 2005. The gain on sale of leases and leased property of $2.2 million for the first six months of fiscal 2007 was $3.2 million below the same period of the prior year. In the prior year period, the early buyout of four leases contributed to the higher gain on sale of leases and leased property. Operating and sales-type lease income of $2.2 million increased $364,000 during the first six months of fiscal 2007, as the volume of lease renewals increased slightly. Other fee income remained flat between periods.

Selling, General, and Administrative (“S,G&A”) Expenses - During the second quarter and first six months of fiscal 2007, S,G&A expenses of $3.8 million and $7.6 million, respectively, were relatively unchanged from the same periods of fiscal 2006. During both periods, increased costs related to growth in the sales organization were offset by cost containment in other expenses and a higher amount of SG&A expense deferred.

Taxes - Income taxes were accrued at a tax rate of 38.25% for the three and six months ended December 31, 2006 compared to 38.75% for the same periods of the prior fiscal year representing the estimated annual tax rate for the fiscal years ending June 30, 2007 and 2006, respectively.

Financial Condition Analysis
Lease Portfolio Analysis

The Company’s risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds a large percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. In the six months ended December 31, 2006 and 2005, approximately 95% and 93%, respectively, of the total dollar amount of new leases booked by the Company were held in its own portfolio. During the six months ended December 31, 2006, the Company’s net investment in capital leases grew by $19.2 million from June 30, 2006. The Company’s investment in lease receivables increased $19.2 million while the estimated residual values remained relatively unchanged. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions booked and retained by the Company. The level of investment in residual values remained flat as the volume of residual values booked on new leases offset residuals reaching their end of term.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and to reimburse the Company for all disbursements under certain circumstances. At December 31, 2006, the Company’s investment in property acquired for transactions in process of $25.2 million related to approximately $88.9 million of approved lease commitments. This investment in transactions in process reflected a decrease of $16.5 million from $41.7 million at June 30, 2006, which related to approved lease commitments of $117.7 million, and compared to $40.6 million at December 31, 2005 which related to approved lease commitments of $103.7.

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

The following table summarizes the Company’s non-performing capital leases:
	December 31, 2006	June 30, 2006
Non-performing Capital Leases	(dollars in thousands)
Non-accrual leases	$1,707	$1,010
Restructured leases	919	996
Leases past due 90 days (other than above)	166	-
Total non-performing capital leases	$2,792	$2,006
Non-performing assets as % of net investment in capital leases before allowances	1.2%	0.9%

The increase in non-performing leases at December 31, 2006 from June 30, 2006 is primarily due to one customer who filed bankruptcy during the period and whose lease obligations were greater than 90 days past due at December 31, 2006. In addition to the non-performing capital leases identified above, there was $496,000 of investment in capital leases at December 31, 2006 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared to $1.8 million at June 30, 2006. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. The decrease reflects the benefit from the pay-off or upgrades of certain substandard leases. These potential problem leases are considered in the determination of the allowance for lease losses.

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

	Six months ended
	December 31,
	2006	2005
	(dollars in thousands)

Property acquired for transactions in process before allowance	$25,253	$42,241
Net investment in capital leases before allowance	236,821	192,735
Net investment in “risk assets”	$262,074	$234,976

Allowance for lease losses at beginning of period	$3,637	$3,495
Charge-off of lease investment	(374)	(9)
Recovery of amounts previously written off	655	16
Provision for lease losses	(220)	402
Allowance for lease losses at end of period	$3,698	$3,904

Allowance for lease losses as a percent of net investment
in capital leases before allowances	1.5%	2.0%
Allowance for lease losses as a percent of “risk assets”	1.4%	1.7%

The allowance for lease losses increased $100,000 to $3.7 million (1.5% of net investment in capital leases before allowances) at December 31, 2006 from $3.6 million (1.7% of net investment in capital leases before allowances) at June 30, 2006. This allowance consisted of $1.10 million allocated to specific accounts that were identified as impaired and $2.53 million that was available to cover losses inherent in the portfolio. This compared to $753,000 allocated to specific accounts at June 30, 2006 and $2.88 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at December 31, 2006 primarily relates to an increase in estimatable losses related to specifically identified problems. The Company considers the allowance for lease losses of $3.7 million at December 31, 2006 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At December 31, 2006 and June 30, 2006, the Company’s cash and cash equivalents were $45.4 million and $40.7 million, respectively. Stockholders’ equity of $196.4 million at December 31, 2006, and $193.5 million at June 30, 2006 represented 62% of total assets. At December 31, 2006, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $94.3 million at December 31, 2006, compared to $63.2 million at December 31, 2005. The $31.1 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2006 and 2005:
	Six months ended December 31,
	2006		2005
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate Paid	Balance	Rate Paid
Non-interest-bearing demand deposits	$1,454	n/a	$1,127	n/a
Interest-bearing demand deposits	55	0.50%	47	0.49%
Money market deposits	7,298	4.45%	13,296	3.28%
Time deposits less than $100,000	44,987	4.77%	25,908	3.47%
Time deposits, $100,000 or more	$42,105	4.82%	$17,979	3.56%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2006, the Company had outstanding non-recourse debt aggregating $7.7 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of December 31, 2006. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.
	Due by Period
		Less Than		After
	Total	1 Year	1-5 Years	5 Years
Contractual Obligations	(dollars in thousands)
Time deposits	$86,021	$65,101	$20,920	$-
Deposits without a stated maturity	8,327	8,327	-	-
Operating lease rental expense	1,772	1,030	742	-
Lease property purchases (1)	63,684	63,684	-	-
Total contractual commitments	$159,804	$138,142	$21,662	$-
Contractual Cash Receipts
Lease payments receivable (2,3)	$257,946	$112,069	$144,817	$1,060
Cash - current balance	45,386	45,386	-	-
Total projected cash availability	303,332	157,455	144,817	1,060
Net projected cash inflow	$143,528	$19,313	$123,155	$1,060
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.
(3)
Does not include amounts to be received related to Transactions in process already funded and the unfunded lease property purchases included above, which together aggregate to $88.9 million at December 31, 2006. The timing and amount of repayment cannot be determined until a lease commences.

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

At December 31, 2006, the Company had $45.4 million invested in securities of very short duration, including $17.4 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease payments receivable of $257.9 million consists of leases with fixed rates, however, $112.1 million of such investment is due within one year of December 31, 2006. This compares to the Bank’s interest bearing deposit liabilities of $94.3 million, 78% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at December 31, 2006, the Company had assets of $157.5 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $73.4 million. Given the current structure of the consolidated balance sheet, as interest rates increase, interest income on the Company’s short-term investment position increases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be increase.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2006:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

October 1, 2006 - October 31, 2006	-	$-	612,956
November 1, 2006 - November 30, 2006	-	$-	612,956
December 1, 2006 - December 31, 2006	-	$-	612,956
	-	$-

(1) In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits	Page

	31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	21
	31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	22
	32.1 Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	23

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: February 7, 2007	BY: /s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)