Form 10-Q
period 2007-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2007-05-11
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____________March 31, 2007_____________
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to____________________

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
Yes ☐     No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of May 4, 2007, was 11,205,431.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

		PAGE
PART I. FINANCIAL INFORMATION		NUMBER

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2007 and June 30, 2006	3

	Consolidated Statements of Earnings - Three and nine Months ended March 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows - Nine months ended March 31, 2007 and 2006	5

	Consolidated Statement of Stockholders’ Equity - Nine months ended March 31, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	18
Signature		19

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates, from unanticipated changes in the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for lease losses, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements. Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
Cash and due from banks	$24,483	$23,217
Federal funds sold and securities purchased under agreements to resell	25,015	17,530
Total cash and cash equivalents	49,498	40,747
Investment securities	2,577	1,134
Net receivables	510	1,905
Property acquired for transactions in process	25,839	41,680
Net investment in capital leases	231,934	213,956
Net property on operating leases	310	46
Income taxes receivable	1,393	4,744
Other assets	1,463	1,719
Discounted lease rentals assigned to lenders	6,915	8,424
	$320,439	$314,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,540	$3,263
Accrued liabilities	3,803	4,702
Demand and money market deposits	8,255	9,778
Time certificates of deposit	91,106	79,388
Lease deposits	5,030	5,534
Non-recourse debt	6,915	8,424
Deferred income taxes - including income taxes payable, net	4,259	9,739
	122,908	120,828

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock; 2,500,000 shares; authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,186,358 (March 2007) and
11,161,508 (June 2006) issued and outstanding	112	112
Additional paid-in capital	4,117	3,756
Retained earnings	193,277	189,659
Other comprehensive gain, net of tax	25	-
	197,531	193,527
	$320,439	$314,355
The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Direct finance income	$6,324	$5,101	$18,447	$13,596
Interest and investment income	468	335	1,447	897

Total direct finance and interest income	6,792	5,436	19,894	14,493

Interest expense on deposits	1,147	683	3,417	1,679
Provision for lease losses	100	-	(120)	402

Net direct finance and interest income after provision for lease losses	5,545	4,753	16,597	12,412

Other income
Operating and sales-type lease income	1,362	1,004	3,554	2,833
Gain on sale of leases and leased property	728	2,416	2,917	7,785
Other fee income	255	175	666	588

Total other income	2,345	3,595	7,137	11,206
Gross profit	7,890	8,348	23,734	23,618

Selling, general and administrative expenses	4,002	3,852	11,600	11,461
Earnings before income taxes	3,888	4,496	12,134	12,157

Income taxes	1,487	1,742	4,641	4,711

Net earnings	$2,401	$2,754	$7,493	$7,446

Basic earnings per common share	$.21	$.25	$.67	$.67
Diluted earnings per common share	$.21	$.24	$.65	$.65
Dividends declared per common share outstanding	$.12	$.11	$.34	$.31

Weighted average common shares outstanding	11,186	11,125	11,177	11,114
Diluted common shares outstanding	11,509	11,457	11,526	11,434

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$7,493	$7,446
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	459	629
Stock-based compensation expense	99	141
Leased property on operating leases, net	(323)	(235)
Interest accretion of estimated residual values	(1,047)	(1,074)
Gain on sale of leased property and sales-type lease income	(3,686)	(7,354)
Provision for lease losses	(120)	402
Deferred income taxes, including income taxes payable	(5,496)	(7,667)
Decrease (increase) in receivables	1,395	(450)
Decrease in income taxes receivable	3,351	-
Net (decrease) increase in accounts payable and accrued liabilities	(622)	1,332
(Decrease) increase in customer lease deposits	(504)	296
Net cash provided by (used for) operating activities	999	(6,534)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases and transactions in process	(101,725)	(119,869)
Payments received on lease receivables	97,820	93,673
Proceeds from sales of leased property and sales-type leases	6,620	12,462
Purchase of investment securities	(1,608)	(24)
Pay down of investment securities	207	371
Net increase in other assets	(144)	(91)
Net cash provided by (used for) investing activities	1,170	(13,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	11,718	27,059
Net decrease in demand and money market deposits	(1,523)	(3,789)
Payments to repurchase common stock	(134)	-
Dividends to stockholders	(3,802)	(3,449)
Proceeds from exercise of stock options	323	494
Net cash provided by financing activities	6,582	20,315
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,751	303
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,747	43,321
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,498	$43,624
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(1,509)	$539
Estimated residual values recorded on leases	$(2,177)	$(2,603)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$3,422	$1,687
Income Taxes	$6,771	$12,378
The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Nine months ended March 31, 2006

Balance, June 30, 2005	11,098,683	$111	$3,013	$183,614	$-	$186,738

Net earnings	-	-	-	7,446	-	7,446

Shares issued - Stock options exercised	56,093	-	493	-	-	493

Stock-based compensation expense	-	-	141	-	-	141

Dividends declared	-	-	-	(3,449)	-	(3,449)

Balance, March 31, 2006	11,154,776	$111	$3,647	$187,611	$-	$191,369

Nine months ended March 31, 2007

Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$-	$193,527

Comprehensive income
Net earnings	-	-	-	7,493	-	7,493
Unrealized gain on investment securities, net of tax	-	-	-	-	25	25

Total comprehensive income						7,518

Shares issued - Stock options exercised	34,850	-	323	-	-	323

Shares repurchased	(10,000)	-	(61)	(73)	-	(134)

Stock-based compensation expense	-	-	99	-	-	99

Dividends declared	-	-	-	(3,802)	-	(3,802)

Balance, March 31, 2007	11,186,358	$112	$4,117	$193,277	$25	$197,531

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (“Company”) Annual Report on Form 10-K for the year ended June 30, 2006. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2006 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2007 and the statements of earnings for the three and nine-month periods, and cash flows and stockholders’ equity for the nine month periods ended March 31, 2007 and 2006. The results of operations for the three and nine-month periods ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2007.

Certain reclassifications have been made to the fiscal 2006 financial statements to conform to the presentation of the third quarter of fiscal 2007 financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

At March 31, 2007, the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2006 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R),“Share-Based Payments” (“SFAS No. 123R”) which replaced SFAS No. 123 and supersedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the three and nine months ended March 31, 2007, the Company recognized pre-tax stock-based compensation expense of $33,027 and $99,081, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years ended June 2001 through June 2004. The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants. As of March 31, 2007, approximately $108,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 8 months.

The following table summarizes the stock option activity for the periods indicated:

	Nine months ended March 31, 2007		Nine months ended March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	945,767	$9.02	1,017,518	$9.02
Exercised	(34,850)	9.26	(56,093)	8.81
Canceled/expired	-	-	(8,926)	10.84
Options outstanding at end of period	910,917	$9.01	952,499	$9.02
Options exercisable	868,434		879,657

As of March 31, 2007
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 8.81	595,081	3.73	$ 7.53	571,993	$ 7.47
9.85 - 15.27	315,836	2.76	11.80	296,434	11.79
$ 5.20 - $15.27	910,917	3.39	$ 9.01	868,434	$ 8.95

NOTE 3 - INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available for sale. The amortized cost, fair value, and carrying value of investment securities at March 31, 2007 were as follows:
	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Held-to-maturity	(dollars in thousands)
Mortgage-backed securities	$322	$(16)	$306	$322
Federal Reserve Bank stock	1,055	-	1,055	1,055
Total held-to-maturity	$1,377	$(16)	$1,361	$1,377
Available-for-sale
Marketable securities	1,158	42	1,200	1,200
Total investment securities	$2,535	$26	$2,561	$2,577

The unrealized loss on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates and the contractual cash flows are guaranteed by an agency of the U. S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

Securities classified as “available for sale” may be sold in the future. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity.

NOTE 4 - CAPITAL LEASES

The Company's net investment in capital leases consists of the following:
	March 31, 2007	June 30, 2006
	(in thousands)
Minimum lease payments receivable	$255,223	$234,337
Estimated residual value	13,381	12,644
	268,604	246,981
Less allowance for lease losses	(3,241)	(3,339)
Less valuation allowance for estimated residual value	(152)	(230)
	265,211	243,412
Less unearned income	(33,277)	(29,456)
Net investment in capital leases	$231,934	$213,956

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $4.5 million and $4.3 million at March 31, 2007 and June 30, 2006, respectively.

NOTE 4 - SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation and Amplicon, Inc. (collectively, the “Leasing Companies”). The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank. Below is a summary of each segment’s financial results for the quarter and nine months ended March 31, 2007 and 2006:

			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2007
Net direct finance and interest income after provision
for lease losses	$4,204	$1,288	$53	$5,545
Other income	1,933	412	-	2,345
Gross profit	$6,137	$1,700	$53	$7,890
Net income	$1,246	$588	$567	$2,401

Quarter ended March 31, 2006
Net direct finance and interest income after provision
for lease losses	$3,609	$1,130	$14	$4,753
Other income	3,508	87	-	3,595
Gross profit	$7,117	$1,217	$14	$8,348
Net income	$2,029	$351	$374	$2,754

Nine months ended March 31, 2007
Net direct finance and interest income after provision
for lease losses	$12,856	$3,639	$102	$16,597
Other income	6,403	734	-	7,137
Gross profit	$19,259	$4,373	$102	$23,734
Net income	$4,538	$1,308	$1,647	$7,493

Nine months ended March 31, 2006
Net direct finance and interest income after provision
for lease losses	$9,661	$2,721	$30	$12,412
Other income	10,618	588	-	11,206
Gross profit	$20,279	$3,909	$30	$23,618
Net income	$5,709	$938	$799	$7,446

Total assets at March 31, 2007	$173,427	$155,464	$(8,452)	$320,439
Total assets at March 31, 2006	$178,980	$121,756	$157	$300,893

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

Net earnings for the third quarter ended March 31, 2007 were down 13%, as a 35% decrease in other income offset a 17% increase in net direct finance and interest income after provision for lease losses. The significant decline in other income was due almost entirely to lower gains earned on the sale of leased property, and reflected over a 50% reduction in the residual investment in leases coming to end of term.

For the first nine months ended March 31, 2007, net earnings of $7.5 million were slightly ahead of the same period of the prior year, and were consistent with the change in gross profit which at $23.7 million was relatively unchanged from $23.6 million earned in the first nine months of fiscal 2006. Nine month results reflect a 34% increase in net direct finance and interest income after provision for lease losses, offset by a 36% decrease in other income. The increased direct finance income is due to a 170 basis point improvement in yields earned on the portfolio as well as a 15% increase in the average investment in capital leases.

New lease bookings for the first nine months of fiscal 2007 of $125.2 million were down 7% from the first nine months of the prior year. The volume of new lease originations approved during the third quarter of fiscal 2007 were 24% below the comparable quarter of the prior year, while nine month originations were down 15%. As a result of the foregoing, the backlog of lease commitments was down 10% from a year ago.

The Bank’s investment in capital leases of $124.1 million at March 31, 2007 represented 54% of the Company’s consolidated investment, and was up 20% from June 30, 2006. To fund this portfolio, demand, money market and time deposits increased by 11% to $99.4 million from $89.2 million at June 30, 2006.

Consolidated Statement of Earnings Analysis

Summary -- For the third quarter ended March 31, 2007, net earnings of $2.4 million decreased $353,000, or 13%, compared to $2.8 million for the third quarter ended March 31, 2006. Diluted earnings per share decreased 13% to $0.21 per share for the third quarter of fiscal 2007 compared to $0.24 per share for the third quarter of the prior year. The results of the third quarter of fiscal 2007 reflect a $792,000 increase in net direct finance and interest income after provision for lease losses, a $1.3 decrease in other income and an increase of $150,000 in SG&A expenses. The volume of new lease transactions booked during the third quarter of fiscal 2006 was $28.9 million, a 47.7% decrease from the same quarter of the prior year.

For the nine months ended March 31, 2007, net earnings of $7.5 million increased $47,000 from $7.4 million reported for the nine months ended March 31, 2006. For the first nine months of fiscal 2007, diluted earnings per share remained unchanged at $0.65. The results of the first nine months of fiscal 2007 reflect a $4.2 million increase in net direct finance and interest income after provision for lease losses, a reduction of $4.1 million in other income and an increase of $139,000 in SG&A expenses.

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

Net direct finance and interest income was $5.6 million for the quarter ended March 31, 2007, an $892,000, or 19%, increase compared to the same quarter of the prior year. Direct finance income of $6.3 million increased by $1.2 million, or 24%, as a result of the 13% increase in the average investment in capital leases held in the Company’s own portfolio and a 100 basis point increase in average yields earned. Interest income on investments increased by $133,000 due to a 60 basis point increase in average interest rates together with higher average investment balances. Interest expense paid on deposits was $1.1 million for the third quarter of fiscal 2007, up 68% from $683,000 for the same quarter of the prior year. The increase includes the impact of a 35% increase in average deposit balances together with an increase in the average interest rate paid from approximately 4.1% to 5.1%.

For the nine months ended March 31, 2007, net direct finance and interest income was $16.5 million, a $3.7 million, or 29%, increase from the same period of the prior year. Direct finance income of $18.4 million increased by $4.9 million, or 36%, reflecting a 170 basis point increase in average yields earned and a 15% increase in the average investment in capital leases held in our own portfolio. Direct finance income for the nine months benefited from certain transactions during the second quarter of fiscal 2007 that contributed to the recognition of $541,000 of incremental direct finance income during that quarter. Interest income on investments increased by $550,000 due to a 100 basis point increase in average interest rates earned and 20% increase in average investment balances during the period. Interest expense on deposits was $3.4 million for the first nine months of fiscal 2007, slightly more than double the $1.7 million for the same period of the prior year. The increase reflected a 54% increase in average deposit balances and an increase in the average rate paid from 3.7% to 4.8%.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:
(in thousands)	Three months ended			Nine months ended
	March 31, 2007 vs 2006			March 31, 2007 vs 2006
Interest income	Volume	Rate	Total	Volume	Rate	Total
Net investment in capital leases	$641	$582	$1,223	$2,015	$2,836	$4,851
Discounted lease rentals	(8)	(9)	(17)	39	(11)	28
Federal funds sold	(17)	(11)	(28)	(17)	(11)	(28)
Federal funds sold	59	21	80	207	198	405
Investment securities	2	2	4	2	6	8
Interest-bearing investments	10	39	49	19	118	137
	704	635	1,339	2,282	3,147	5,429
Interest expense
Non-recourse debt	(8)	(9)	(17)	39	(11)	28
Demand and money market deposits	(40)	15	(25)	(138)	57	(81)
Time certificates of deposits	283	206	489	1,067	752	1,819
	235	212	448	968	798	1,766
	$469	$423	$892	$1,314	$2,349	$3,663
The following tables present the Company’s average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
(dollars in thousands)	Quarter ended March 31, 2007			Quarter ended March 31, 2006
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$26,151	$223	3.4%	$24,789	$174	2.8%
Federal funds sold	18,659	226	4.8%	13,268	146	4.4%
Investment securities	1,378	19	5.5%	1,192	15	5.0%
Net investment in capital leases including discounted lease rentals (1,2)	239,049	6,443	10.8%	213,570	5,237	9.8%
Total interest-earning assets	285,237	6,911	9.7%	252,819	5,572	8.8%
Other assets	32,235			39,868
	$317,472			$292,687
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$6,933	79	4.6%	$11,241	104	3.8%
Time deposits	86,090	1,068	5.0%	57,800	579	4.1%
Non-recourse debt	7,194	119	6.6%	7,622	136	7.1%
Total interest-bearing liabilities	100,217	1,266	5.1%	76,663	819	4.3%
Other liabilities	20,040			25,652
Shareholders' equity	197,215			190,372
	$317,472			$292,687
Net interest income		$5,645			$4,753
Net direct finance and interest income to average interest-earning assets			7.9%			7.5%
Average interest-earning assets over average interest-bearing liabilities			284.6%			329.8%

	Nine months ended			Nine months ended
(dollars in thousands)	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$27,124	$594	2.9%	$26,054	$457	2.3%
Federal funds sold	19,900	799	5.4%	13,010	394	4.0%
Investment securities	1,342	54	5.4%	1,295	46	4.7%
Net investment in capital leases including discounted lease rentals (1,2)	231,918	18,814	10.8%	202,185	13,935	9.2%
Total interest-earning assets	280,284	20,261	9.6%	242,544	14,832	8.2%
Other assets	38,454			42,332
	$318,738			$284,876
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$7,215	243	4.5%	$12,638	324	3.4%
Time deposits	86,763	3,174	4.9%	48,525	1,355	3.7%
Non-recourse debt	7,678	367	6.4%	6,883	339	6.6%
Total interest-bearing liabilities	101,656	3,784	5.0%	68,046	2,018	4.0%
Other liabilities	21,417			27,918
Shareholders' equity	195,665			188,911
	$318,738			$284,875
Net interest income		$16,477			$12,814
Net direct finance and interest income to average interest-earning assets			7.8%			7.0%
Average interest-earning assets over average interest-bearing liabilities			275.7%			356.4%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $6.9 and $8.9 million at March 31, 2007 and 2006, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease Losses -- The Company recorded a $100,000 provision for lease losses in the third quarter of fiscal 2007, compared to no provision made during the same period of the prior year. The amount related to the deterioration in the credit quality of certain leases during the quarter. For the nine months ended March 31, 2007, the Company recognized a net reduction in the provision for lease losses of $120,000, reflecting the recovery of $633,000 during the second quarter of fiscal 2007 of amounts written off related to a transaction that filed bankruptcy in 2002, offset by additions to the allowance of $513,000.

Other Income -- Total other income of $2.3 million for the quarter ended March 31, 2007 decreased $1.3 million compared to $3.6 million for the quarter ended March 31, 2006. The gain on sale of leases and leased property decreased by $1.7 million to $728,000 in third quarter of fiscal 2007, compared to $2.4 million the third quarter of fiscal 2006. The significant decline was due almost entirely to lower volume of leases reaching the end of term during the quarter and a resulting reduction in sales of leased property. A higher level of lease extensions resulted in a $358,000, or 36%, increase in operating and sales-type lease income to $1.4 million for the third quarter of fiscal 2007 from $1.0 million for the same period of the prior year. Other fee income increased $80,000 to $255,000 for the third quarter ended March 31, 2007, reflecting higher fees earned.

For the nine months ended March 31, 2007, total other income was $7.1 million compared to $11.2 million for the nine months ended March 31, 2007, a 36% decrease. The gain on sale of leases and leased property for the first nine months of fiscal 2007 of $2.9 million decreased $4.9 million compared to the same period of the prior year due to a significantly lower volume of leased property sales. Operating and sales-type lease income of $3.6 million increased by $721,000 during the first nine months of fiscal 2007 from $2.8 million for the same period of fiscal 2006 due to higher income from lease renewals. Other fee income increased by $78,000 to $666,000 for the nine months ended March 31, 2007, reflecting slightly higher fees earned.

Selling, General, and Administrative Expenses -- S,G&A expenses increased by $150,000, or 4%, to $4.0 million during the third quarter of fiscal 2007 compared to $3.9 million during the third quarter of fiscal 2006. For the first nine months of fiscal 2007, S,G&A expenses increased $139,000, or 1%, to $11.6 million from $11.5 million reported for the first nine months of the prior fiscal year. The increase in S,G&A expenses for both periods is due to higher costs resulting from a growth in the sales force, offset by and lower variable costs related to efforts to control costs.

Taxes - Income taxes were accrued at a tax rate of 38.25% for the three and nine months ended March 31, 2007 compared to 38.75% for the same periods of the prior fiscal year representing the estimated annual tax rate for the fiscal years ending June 30, 2007 and 2006, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

The Company’s risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds a large percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. During the nine months ended March 31, 2007 and 2006, approximately 96% and 91%, respectively, of the total dollar amount of new leases booked by the Company were held in its own portfolio. For the nine months ended March 31, 2007, the Company’s net investment in capital leases grew by $18.0 million, or 8.4%. This increase includes a $17.6 million increase in the Company’s investment in lease receivables, and a $364,000 increase in the investment in estimated residual values. The increase in the investment in lease receivables is primarily due to the volume of new lease transactions booked and retained by the Company, while the increase in investment in residual values is due to higher residual values being recorded on new lease transactions, which offset the reduction related to leases reaching the end of term and the residual values being realized.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is obligated to reimburse the Company for all disbursements under certain circumstances. No income is recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2007, the Company’s investment in property acquired for transactions in process of $25.8 million related to approximately $88.8 million of approved lease commitments. This investment in transactions in process was down $15.8 million from $41.7 million at June 30, 2006, and down $4.0 million from $29.8 million at March 31, 2006, which related to approved lease commitments of $98.7 million at March 31, 2006.

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

The following table summarizes the Company’s non-performing capital leases:
	March 31, 2007	June 30, 2006
Non-performing Capital Leases	(dollars in thousands)
Non-accrual leases	$1,319	$1,010
Restructured leases	819	996
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$2,138	$2,006
Non-performing assets as % of net investment in capital leases before allowances	0.9%	0.9%

The increase in non-accrual leases reflects an increase in non-performing leases and is after the write-off of $300,000 of problem receivables during the third quarter. In addition to the non-performing capital leases identified above, there was $508,000 of investment in capital leases at March 31, 2007 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.8 million at June 30, 2006. The decrease reflects the benefit from the early termination of one large problem lease. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease losses.

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

	Nine months ended
	March 31,
	2007	2006
	(dollars in thousands)
Property acquired for transactions in process before allowance	$25,907	$29,912
Net investment in capital leases before allowance	235,328	216,881
Net investment in “risk assets”	$261,238	$246,793

Allowance for lease losses at beginning of period	$3,637	$3,495
Charge-off of lease investment	(723)	(391)
Recovery of amounts previously written off	668	43
Provision for lease losses	(120)	402
Allowance for lease losses at end of period	$3,462	$3,549

Allowance for lease losses as a percent of net investment in capital leases before allowances	1.5%	1.6%
Allowance for lease losses as a percent of “risk assets”	1.3%	1.4%

The allowance for lease losses of $3.5 million decreased by $87,000 which represented 1.5% of net investment in capital leases before allowances at March 31, 2007, compared to 1.6% of net investment in capital leases before allowances at March 31, 2006 and 1.7% of net investment before allowances at June 30, 2006. The allowance at March 31, 2007 consisted of $1.10 million allocated to specific accounts that were identified as impaired and $2.40 million that was available to cover losses inherent in the portfolio. This compared to $753,000 allocated to specific accounts at June 30, 2006 and $2.88 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at March 31, 2007 primarily relates to an increase in estimatable losses related to specifically identified problems. The Company considers the allowance for lease losses of $3.5 million at March 31, 2007 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At March 31, 2007 and June 30, 2006, the Company’s cash and cash equivalents were $49.5 million and $40.7 million, respectively. Stockholders’ equity at March 31, 2007 was $197.5 million, or 62% of total assets, compared to $193.5 million, or 62% of total assets, at June 30, 2006. At March 31, 2007, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $99.4 million at March 31, 2007, compared to $74.4 million at March 31, 2006. The $22.0 million increase was used to fund leases and maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2007 and 2006:
	Nine months ended March 31,
	2007		2006
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate Paid	Balance	Rate Paid
Non-interest-bearing demand deposits	$1,390	n/a	$1,157	n/a
Interest-bearing demand deposits	56	0.50%	47	0.54%
Money market deposits	7,159	4.52%	12,591	3.43%
Time deposits less than $100,000	44,383	4.84%	27,910	3.66%
Time deposits, $100,000 or more	$42,379	4.91%	$20,615	3.80%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2007, the Company had outstanding non-recourse debt aggregating $6.9 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of March 31, 2007. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.
(dollars in thousands)	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
Time deposits	$91,106	$66,024	$25,082	$-
Deposits without a stated maturity	8,255	8,255	-	-
Operating lease rental expense	1,495	1,031	464	-
Lease property purchases (1)	63,010	63,010	-	-
Total contractual commitments	$163,866	$138,320	$25,546	$-
Contractual Cash Receipts
Lease payments receivable (2,3)	$255,223	$111,640	$143,583	$-
Cash and cash equivalents	49,498	49,498	-	-
Total projected cash availability	304,721	161,138	143,583	-
Net projected cash inflow	$140,855	$22,818	$118,037	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.
(3)
Does not include amounts to be received related to Transactions in process already funded and the unfunded lease property purchases included above, which together aggregate to $88.8 million at March 31, 2007. The timing and amount of repayment cannot be determined until a lease commences.

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

At March 31, 2007, the Company had $49.5 million invested in securities of very short duration, including $25.0 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease payments receivable of $255.2 million consists of leases with fixed rates, however, $111.6 million of such investment is due within one year of March 31, 2007. This compares to the Bank’s interest bearing deposit liabilities of $99.4 million, 75% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at March 31, 2007, the Company had assets of $161.1 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $74.3 million. Given the current structure of the consolidated balance sheet, as interest rates increase, interest income on the Company’s short-term investment position increases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be increase.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2007:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2007 - January 31, 2007	-	$-	612,956
February 1, 2007 - February 28, 2007	-	$-	612,956
March 1, 2007 - March 31, 2007	10,000	$13.43	602,956
	10,000	$13.43

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	20

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	21

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	22

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: May 11, 2007	BY:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)