Form 10-K
period 2007-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2007-09-17
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File number 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	33-0964185
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

18201 Von Karman Avenue, Suite 800
Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(949) 255-0500

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2006 was $49,012,000.  Number of shares outstanding as of September 10, 2007: Common Stock 11,139,795.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2007.

California First National Bancorp and Subsidiaries

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	2-11

Item 1A.	Risk Factors	11-14

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Company's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	15-17

Item 6.	Selected Financial Data	18

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-27

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 8.	Financial Statements and Supplementary Data	29-51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51

Item 9A.	Controls and Procedures	51

Item 9B.	Other Information	51

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	52

Item 11.	Executive Compensation	52

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52

Item 13.	Certain Relationships and Related Transactions, and Director Independence	52

Item 14.	Principal Accountant Fees and Services	52

PART IV

Item 15.	Exhibits and Financial Statement Schedules	53

Signatures		54

California First National Bancorp and Subsidiaries

PART I
ITEM 1.  BUSINESS

California First National Bancorp, a California corporation (the "Company"), is a bank holding company headquartered in Orange County, California with leasing and bank subsidiaries. The Company has two leasing subsidiaries, California First Leasing Corporation ("CalFirst Leasing") and Amplicon, Inc. ("Amplicon"), collectively the "Leasing Companies" and a bank subsidiary, California First National Bank ("CalFirst Bank" or the "Bank"), which is an FDIC-insured national bank.

The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computer systems and networks and other technology-based assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration through sale or re-lease. CalFirst Bank also purchases finance receivables from the Leasing Companies and other third parties, and is expanding into commercial loans.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

Forward-Looking Statements

This Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "plan", "may", "should", "will", "would", "project" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Some of the risks and uncertainties that may cause our actual results or performance to differ materially from such forward-looking statements are included in "Item 1A. Risk Factors" of this report. All forward-looking statements are qualified in their entirety by this cautionary statement and the Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances arising after the date on which they were made.

Leasing Activities

The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The leases are structured individually and can provide end-of-term options to accommodate a variety of our customers' objectives.  Approximately 39% and 36% of the leases booked in fiscal 2007 and 2006, respectively, involved computer workstations and networks, mid-range computers, computer automated design systems and computer software. Other major property groups during fiscal 2007 included manufacturing equipment (17%), furniture and fixtures (13%), transportation (10%) yellow equipment (6%), and telecommunications systems (4%).

Computer Systems. Advances in technology, including the continually expanding capabilities of computer systems and the Internet, have led to ongoing demand for more powerful computer servers and communications networks. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products.  Computer networks generally range in cost from $100,000 to $3,000,000.  The computer systems and network products leased are manufactured by Apple Computers, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco"), Dell Inc. ("Dell"), Gateway, Inc. ("Gateway"), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), Lenova Group, Ltd and Sun Microsystems, Inc. ("Sun"), among many others.

California First National Bancorp and Subsidiaries

Software.  Specialized application software packages and operating system software products represent a significant portion of property leased. These application software packages typically range in cost from $50,000 to $1,000,000.  In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. The software leased is acquired from vendors such as Microsoft Corporation, Oracle Corporation, Jenzabar, Inc., Parametric Technology Corporation, Infor Global Solutions, MSC Software Corporation, and SAP AG, among many others.

Other Electronic and Production Equipment. Advances in technology have expanded the scope of other computer-based equipment utilized by our customer base.  Leased property includes automated manufacturing and distribution management systems that include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. Telecommunications systems include digital private branch equipment and switching equipment and more recently has expanded toward Voice over Internet Protocol ("VoIP") systems, wireless networks and satellite tracking systems.  Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software. Other electronic equipment leased include ultrasound and imaging systems, computer-based patient monitoring systems, testing equipment, and copying equipment.

A wide variety of personal property in the "non-high technology" area, including machine tools, school buses, trucks, exercise equipment and office and dormitory furniture are also leased.

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

California First National Bancorp and Subsidiaries

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

Lease Portfolio

The Company has pursued a strategy of retaining lease transactions in its own portfolios.  During the fiscal years ended June 30, 2007, 2006 and 2005, 97%, 91% and 93%, respectively, of the total dollar amount of new leases completed by the Company's subsidiaries were retained in the Company's portfolios, with 3%, 9% and 7% for fiscal years 2007, 2006 and 2005, respectively, of such leases discounted to unaffiliated financial institutions. Approximately 33% and 30% of the new leases booked by the Leasing Companies were assigned to CalFirst Bank during fiscal 2007 and 2006, respectively.

The Leasing Companies apply a portfolio management system intended to develop portfolios with different risk/reward profiles. Each lease transaction held by the Leasing Companies must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio. Through the use of non-recourse financing, the Leasing Companies avoid risks that do not meet their risk/reward requirements. Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions.  At June 30, 2007, 2006, and 2005, the discounted minimum lease payments receivable related to leases retained in the Leasing Companies' portfolio amounted to $97.2 million, $103.2 million and $107.9 million, respectively. Such amounts represented 44%, 51% and 61% of the Company's total investment in discounted lease payments receivable at June 30, 2007, 2006 and 2005, respectively.

The Bank's strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank's credit committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2007, 2006 and 2005, the Bank's investment in discounted lease payments receivable amounted to $124.8 million, $101.1 million and $68.0 million or 56%, 49% and 39%, respectively, of the Company's total portfolio.  Of such amounts, approximately 63%, 62% and 74%, respectively, represented leases originated directly by the Bank.

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

California First National Bancorp and Subsidiaries

The Leasing Companies and the Bank often make payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse the Leasing Companies or the Bank for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2007, 2006, and 2005, the Company's total investment in property acquired for transactions in process amounted to $34.7 million, $41.7 million and $34.1 million, respectively. Of such amounts, approximately 81%, 76% and 76%, respectively, for each year related to the Leasing Companies, with the balance held by CalFirst Bank.

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

California First National Bancorp and Subsidiaries

The Company individually analyzes the net book value of each non-performing or problem lease to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease. An analysis of the remaining portfolio is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect lessees' ability to repay, trends in volume and current and anticipated economic conditions in the market. This portfolio analysis includes a stratification of the lease portfolio by risk classification and estimation of potential losses based on risk classification. The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is factored into the evaluation of inherent risks in the portfolio. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease portfolio. This is due to several factors including inherent delays in obtaining information regarding a lessee's financial condition or change in business conditions; the judgmental nature of individual lease evaluations and classification, and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for leases, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as an unallocated allowance.  The level of such unallocated allowance is determined based on a review of prior years' loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

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

Commercial Loans

During fiscal 2007, CalFirst Bank obtained authorization to expand its product offerings to include commercial loans. Loans would be targeted primarily to existing Bank and Leasing Companies' relationships. CalFirst Bank believes that commercial loans are a complementary product that will leverage existing relationships, improve customer longevity and potentially provide an additional source for bank deposits.  Commercial loan products will include lines of credit, term loans and commercial mortgages. Most commercial loans will be secured by a first priority filing on the customer's assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit may be extended, depending on the nature of the credit. Commercial loans will be of durations similar to leases, with fixed or floating rates, and generally will be over $1 million in size.

The Bank's existing underwriting standards will continue to be maintained in accordance with its existing credit policies. Loan operations will be administered by existing staff, including documentation, lien perfection, funding, payments and collections. The Bank's current computer systems are capable of fully processing loans and have the requisite connectivity to the Company's accounting, customer service and collections processes.

CalFirst Bank began actively marketing commercial loans during the last half of fiscal 2007, although no loans were closed during the year. The first meaningful loans are expected to be booked during the first quarter of fiscal 2008.  The volume of loan transactions over the next year is expected to be relatively small.

California First National Bancorp and Subsidiaries

Banking Operations

The Bank is focused on gathering deposits from depositors nationwide for the primary purpose of funding its investment in capital leases and loans. The Bank's strategy is to be a low cost producer through marketing its products and services directly to end-users. The Bank believes that its operating costs generally will be lower than those of traditional "bricks and mortar" banks because it does not have the expense of a traditional branch network to generate deposits and conduct operations.

Deposit Products

The Bank's deposits have been gathered primarily through the Internet. Other strategies to identify depositors are through direct mail, telephone campaigns, purchase of leads from private sources and more extensive print advertisements. The Bank offers two types of interest-bearing checking accounts, savings accounts and three (3) month to three (3) year certificates of deposit ("CDs") to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank's lease portfolio.  With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk. The Bank generally offers interest rates on deposit accounts that are higher than the national average.

To open a new account, a customer can complete an on-line enrollment form on the Bank's Web site, or can call the Bank's toll-free customer service number and open an account telephonically. Signature cards and deposits are then mailed to the Bank. Customers can make deposits by wire transfer, via direct deposit programs, or by mail. No teller line is maintained. The Bank's customers have 24-hour access to account information. Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers.  They can also pay bills on-line. Each customer automatically receives a free ATM card upon opening an account. In order to obtain cash, the Bank's customers use other banks' automated teller machines that are affiliated with the PlusTM system. The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions. The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank's higher investment yields and lower banking fees.

As part of the Bank's entry into broader services for commercial customers, CalFirst Bank has undertaken a plan to provide on-line cash management services for its commercial loan customers. Leveraging on its existing Internet banking platform, the Bank will be implementing remote deposit capture systems at selected customer sites. Customers will be provided with a desktop scanner that will allow the customer to scan items for deposit and electronically send images of the items securely to the Bank's electronic banking system.  These systems are attractive to commercial customers who will be able to perform more banking functions on-site, avoid courier and other costs and enhance cash flow through faster access to payments received. The Bank believes this innovative service will provide an advantage in growing the commercial loan and deposit base.  No remote deposit capture systems have been installed to date, and the initial installation is not expected to occur until the second quarter of fiscal 2008.

 Operations

The Bank's operations have been developed by outsourcing certain principal operational functions to leading bank industry service providers and by sharing established systems utilized by the Leasing Companies or the Company. Outsourced systems include the Bank's core processing and electronic banking system, electronic bill payment systems and depositary services, including item processing.  The Bank believes it benefits from the service provider's expertise and investments in developing technology. A critical element to the Bank's success is the ability to provide secure transmission of confidential information over the Internet. The Bank's service providers utilize sophisticated technology to provide maximum security. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank's and service provider's systems. Systems are in place to detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring. During fiscal 2007, the Bank implemented two-factor authentication security to its Internet banking procedures and platform.

California First National Bancorp and Subsidiaries

The Leasing Companies provide certain services to the Bank pursuant to formal agreements, including servicing the Bank's lease portfolio on the Bank's behalf.

Investments

In addition to leases, the Company had total investments of $48.7 million at June 30, 2007, which includes interest-earning deposits with banks, money market securities, federal funds sold, Federal Reserve Bank stock and other investments, compared to $41.9 million at June 30, 2006.  The Company is also authorized to invest in high-quality United States agency obligations, mortgage pool securities, and investment grade corporate bonds.

Customers

Leasing customers are primarily middle-market companies, subsidiaries and divisions of Fortune 1000 companies, private and state-related educational institutions, municipalities and other not-for-profit organizations and institutions located throughout the United States. The Company does not believe the loss of any one customer would have a material adverse effect on its operations taken as a whole.

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

The Bank competes with other banks and financial institutions to attract deposits. As a new entity, the Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. The market for Internet banking has seen increased competition over the past several years as large national banks have deployed and aggressively promoted their own on-line banking platforms. These competitors have improved the functionality, dropped the fees and increased rates offered on on-line deposit accounts. Additionally, new competitors and competitive factors are likely to emerge with the continued development of Internet banking.

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

California First National Bancorp and Subsidiaries

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

In December 2002, the FRB approved Regulation W ('Reg. W"), which implements, interprets and applies statutory provision in sections 23A and 23B, and became effective April 1, 2003. Under Reg. W, a bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate if 1) the extension of credit was originated by the affiliate; 2) the bank makes an independent evaluation of the creditworthiness of the borrower and commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; 3) the bank does not make a blanket advance commitment to purchase loans from the affiliate and 4) the dollar amount of all purchases over any 12 month period by the bank from an affiliate does not represent more than 50% of that affiliate's credit extensions during such period. The Company believes the Bank's purchase of lease receivables from the Leasing Companies conform to the requirements of Reg. W. In addition, the Company has agreed with the FRB that the Bank's purchase of leases from the Leasing Companies will not exceed 50% of the Bank's lease portfolio.

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

California First National Bancorp and Subsidiaries

In connection with its approval of the Company's purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. During fiscal 2006, in light of the Bank's achievement of profitability, the commitments were modified to include the following on an on-going basis: (i) the Bank and the Company have entered into a binding written agreement setting forth the Company's obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; and (iii) the Company must comply with Reg. W.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2007 and 2006, the Company exceeded all these requirements.

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. At June 30, 2007 and 2006, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

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

California First National Bancorp and Subsidiaries

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

Employees

The Company and its subsidiaries had 194 employees as of June 30, 2007, including 129 sales managers and account executives and 23 professionals engaged in finance and credit.  None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

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

California First National Bancorp and Subsidiaries

Disruptions in the domestic credit markets and interest rate environment, including changes in interest spreads and the yield curve, could reduce net interest income. Higher interest rates and the inability to access capital markets could negatively affect certain customers and result in increased lease losses.

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

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company's financial results. The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes. The Company competes with other commercial banks, savings and lease associations, mutual savings banks, finance companies, credit unions and investment companies, many of which have greater resources than the Company.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Company Risk Factors

The Company's allowance for lease losses may not be adequate to cover actual losses. The Company's subsidiaries have retained over 90% of lease transactions in their own portfolios, which has increased the exposure to credit risk. The Company maintains an allowance for lease losses to provide for probable and estimatable losses in the portfolio. The Company's allowance for lease losses is based on its historical experience as well as an evaluation of the risks associated with its lease portfolio, including the size and composition of the lease portfolio, current economic conditions and concentrations within the portfolio. The allowance for lease losses may not be adequate to cover losses resulting from unanticipated adverse changes in the economy or the financial markets. If the credit quality of the customer base materially decreases, or if the reserve for lease losses is not adequate, future provisions for lease losses could materially and adversely affect financial results.

The Company may suffer losses in its lease portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its lease portfolio by adhering to specific credit practices. Although the Company believes that its criteria are appropriate for the various kinds of leases it makes, the Company may incur losses on leases that meet these criteria.

The Company may be adversely affected by significant changes in interest rates.  CalFirst Bank has grown to represent 50% of the Company's assets, and bank deposits now exceed $100 million As a result, the Company's sensitivity to changes in interest rates has increased from historical levels. Although the Bank employs a matched funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rates movements is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

The change in residual value of leased assets may have an adverse impact on the Company's financial results. A portion of the Company's leases is subject to the risk that the residual value of the property under lease will be less than the Company's recorded value. Adverse changes in the residual value of leased assets can have a negative impact on the Company's financial results. The risk of changes in the realized value of the leased assets compared to recorded residual values depends on many factors outside of the Company's control.

California First National Bancorp and Subsidiaries

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

Quarterly operating results may fluctuate significantly.   Operating results may differ from quarter to quarter due to a variety of factors, including the volume and profitability of leased property being remarketed, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease originations, including variations in the property mix and funding of such originations and economic conditions in general. The results of any quarter may not be indicative of results in the future.

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

Loss of certain key officers would adversely affect the Company's business.The Company's business and operating results are substantially dependent on the certain key employees, including the Chief Executive Officer, Chief Operating Officer, Senior Vice President of Credit, Chief Financial Officer, the President and Chief Credit Officer of the Bank and certain key sales managers. The loss of the services of these individuals, particularly the Chief Executive Officer, would have a negative impact on the business because of their expertise and years of industry experience.

California First National Bancorp and Subsidiaries

The Company's business could suffer if the Company fails to attract and retain qualified people. The Company's success depends, in large part, on its ability to attract and retain key people. Competition for personnel in most activities the Company engages in can be intense. The Company may not be able to hire the best people or to keep them.

The Company relies on other companies to provide components of the Company's business infrastructure. Third party vendors provide certain components of the Company's business infrastructure, such as the Bank's core processing and electronic banking systems, item processing, and Internet connections. While the Company has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties not providing the Company their services for any reason or their performing their services poorly, could adversely affect the Company's ability to deliver products and services to the Company's customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

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

The Company is a "controlled company" as defined by NASDAQ, with over 50% of the stock held by the Chief Executive Officer, over 65% held by two senior executives and fewer than 100 shareholders of record.As a result, senior management has the ability to exercise significant influence over the Company's policies and business, and determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

California First National Bancorp and Subsidiaries

ITEM 2.  PROPERTIES

At June 30, 2007, the Company and its subsidiaries occupied approximately 49,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $92,708 from July 2007 through August 2008.

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

	For the years ended
	June 30, 2007		June 30, 2006
	High	Low	High	Low
First Quarter	$16.00	$13.96	$13.99	$11.19
Second Quarter	14.90	13.40	13.63	12.25
Third Quarter	14.15	12.89	14.46	12.75
Fourth Quarter	$15.42	$12.60	$16.00	$13.70

The Company had approximately 29 stockholders of record and in excess of 400 beneficial owners as of September 3, 2007.

The Board of Directors of the Company has adopted a policy of paying regular quarterly cash dividends, subject to an ongoing review of the Company's profitability, liquidity and future operating cash requirements. On December 15, 2004, the Company paid a special dividend of $2.00 per outstanding common share, which totaled $22.2 million, to stockholders of record on December 1, 2004. The Board of Directors approved an increase in the quarterly dividend from $.10 to $.11 per share in January 2006, and in January 2007, approved an increase in the quarterly dividend to $.12 per share.  For the fiscal years ended June 30, 2007, 2006, and 2005, the Company declared cash dividends totaling $.46, $.42 and $2.30, respectively, per common share.

California First National Bancorp and Subsidiaries

Common Stock Performance Graph

The graph below shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000. As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

California First National Bancorp and Subsidiaries

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  Since this authorization has no termination date, the Board of Directors reviews the authorization to repurchase common stock from time to time. During the year ended June 30, 2007, the Company repurchased 108,621 shares of common stock.  During the years ended June 30, 2006 and 2005, the Company did not repurchase any common stock.  As of September 3, 2007, 504,335 shares remain available under this authorization.  The following table summarizes share repurchase activity for the quarter ended June 30, 2007:

Period	Total number of shares Purchased	Average price paid per share	Maximum number of shares that may yet be Purchased under the plan

April 1, 2007 - April 30, 2007	-	$-	602,956
May 1, 2007 - May 31, 2007	4,200	$14.69	598,756
June 1, 2007 - June 30, 2007	94,421	$14.67	504,335
	98,621	$14.67

Equity Compensation Plan Information

The following table provides information about shares of the Company's Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2007.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	860,229	$8.91	1,175,263
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	860,229	$8.91	1,175,263 (1)

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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003

Direct finance income	$24,846	$18,861	$15,496	$14,813	$15,657
Interest income on investments	2,057	1,329	1,009	578	1,068
Total direct finance and interest income	26,903	20,190	16,505	15,391	16,725
Interest expense on deposits	4,706	2,593	1,054	430	237
Provision for lease losses	(120)	482	359	164	554
Net direct finance and interest income
after provision for lease losses	22,317	17,115	15,092	14,797	15,934

Operating and sales-type lease income	4,430	4,498	4,379	5,255	6,384
Gain on sale of leases and leased property	3,561	10,390	8,961	9,625	7,926
Other fee income	1,171	780	1,091	930	876
Total other income	9,162	15,668	14,431	15,810	15,186

Gross profit	31,479	32,783	29,523	30,607	31,120
Selling, general and administrative expenses	15,466	15,278	16,039	15,388	13,672
Earnings before income taxes	16,013	17,505	13,484	15,219	17,448
Income taxes	6,125	6,783	5,057	5,859	6,717
Net earnings	$9,888	$10,722	$8,427	$9,360	$10,731

Diluted earnings per share	$0.86	$0.94	$0.74	$0.84	$0.96
Diluted common shares outstanding	11,534	11,461	11,340	11,190	11,223

Cash dividends per share	$0.46	$0.42	$2.30	$0.40	$0.16
Dividend payout ratio	52.05%	43.62%	302.56%	46.94%	16.43%
Return on average assets	3.09%	3.70%	3.06%	3.41%	3.72%
Return on average equity	5.05%	5.65%	4.34%	4.67%	5.55%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003

Cash and liquid securities	$47,630	$41,277	$44,226	$68,275	$67,340
Net investment in capital leases	231,830	213,956	187,432	153,075	146,396
Total assets	329,187	314,355	278,492	273,814	278,691

Demand, savings and time deposits	105,470	89,166	54,098	24,600	7,594
Non-recourse debt	6,239	8,424	8,405	17,541	40,056
Stockholders' equity	$197,667	$193,527	$186,738	$203,399	$197,276

Equity to total assets ratio	60.05%	61.56%	67.05%	74.28%	70.79%
Book value per common share	$17.75	$17.34	$16.83	$18.43	$18.04

California First National Bancorp and Subsidiaries

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results include the operations of CalFirst Leasing, Amplicon, and CalFirst Bank.  The Company's direct finance income includes interest income earned on the Company's investment in lease receivables and residuals. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of off-lease property ("lease extensions") and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company's carrying cost. Income from operating leases generally involves lease extensions that are booked as operating leases rather than as a sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company's principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company's interest-bearing liabilities represent about 34% of earning assets, and therefore, changes in interest rates in general have a greater impact on the income earned on the investment in lease receivables, securities and other interest earning assets, with less impact from higher or lower interest expense. Distortions in the yield curve can result in some impact on earnings due to the compression or widening of the difference between earning asset yields and funding costs.

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

Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in capital leases. Of the volume of capital leases booked during the fiscal years ended June 30, 2007, 2006 and 2005, approximately 25.3%, 30.4% and 30.1%, respectively, were structured such that the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

California First National Bancorp and Subsidiaries

Deferred Income Taxes and Valuation Allowance -- Deferred tax assets and liabilities result from temporary differences between the time income or expense items are recognized for financial statement purposes and for tax reporting. Such amounts are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. A valuation allowance is established if, based upon the relevant facts and circumstances, management believes that some or all of certain tax assets will not be realized.  The Company has open tax years that may in the future be subject to examination by federal and state taxing authorities. Management periodically evaluates the adequacy of related valuation allowances, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating allowance accounts involves the use of estimates and a high degree of management judgment. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

The Company's estimates are reviewed continuously to ensure reasonableness.  However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2007 of $9.9 million were down 7.8% from the $10.7 million from the prior year. The decline was due to over a 45% reduction in income from end of term transactions, partially offset by a 30.4% increase in net direct finance and interest income after provision for lease losses. Selling, general and administrative expenses ("SG&A") remained relatively flat for fiscal 2007 compared to fiscal 2006. For the year ended June 30, 2007, new lease bookings of $155.4 million were below the $163.8 million booked in the prior year. Of the new leases booked during fiscal 2007, approximately 97% were retained in the Company's own portfolios, compared to 91% in fiscal 2006. Consequently, the net investment in capital leases of $231.8 million at June 30, 2007 increased 8% from June 30, 2006. The Bank accounted for almost all of the growth in assets, with the Bank's investment in capital leases of $127.5 million at June 30, 2007 representing 55% of the Company's consolidated investment. To fund this portfolio, the Bank's demand, money market and time deposits increased by 18% to $105.5 million from $89.2 million at June 30, 2006.

During fiscal 2007, the Company benefited from a rising interest rate environment, with the average yield on leases held in its own portfolio increasing by about 160 basis points. In addition, yields on cash and other interest-earning investments improved by 100 basis points. However, part of these gains was offset by the growth in deposits at the Bank and an increase in average interest rates paid by 100 basis points.

New lease transactions approved ("lease originations") of approximately $171 million during fiscal 2007 were down 8.2% from $187 million in fiscal 2006. However, the backlog of approved but un-booked leases at June 30, 2007 is about 4% above the level of a year ago.  Property acquired for transactions in process of $35 million was down 17% from to the level at June 30, 2006.

Looking forward to fiscal 2008, management will continue to focus efforts on expanding the volume of lease originations, but any such achievement is dependent upon economic and other circumstances that are beyond management's control. In addition, attention is being focused on the development of a commercial loan business, which is not expected to contribute meaningfully to asset growth during fiscal 2008. Based on the net investment in capital leases at June 30, 2007 and the current backlog of approved leases, the volume of leases estimated to be booked in 2008 should be in line with 2007. As a result, direct finance income should increase from the 2007 level, but the rate of growth is expected to be substantially below the rate experienced in fiscal 2007.  The Company's estimated residual values maturing over the next 12 months is $2.9 million at June 30, 2007, 15% below the $3.4 million at June 30, 2006 and compared to $5.6 million at June 30, 2005. As a result, management expects the decline in other income to be substantially less than in 2007. The ultimate growth in direct finance income or outcome with respect to the investment in residual values is subject to a variety of factors including the impact of credit markets, interest rates, lessee's financial condition and choices. All these factors are beyond management's control and therefore any expectations are subject to change.

California First National Bancorp and Subsidiaries

Consolidated Statement of Earnings Analysis

Summary -- For the fiscal year ended June 30, 2007, net earnings decreased 7.8% to $9.9 million, compared to $10.7 million for fiscal 2006.  Diluted earnings per share decreased 8.4% to $0.86 for fiscal year ended June 30, 2007, compared to $0.94 per share for fiscal 2006.  Net earnings reflect an increase in direct finance income and a reduction in the provision for lease losses offset by higher interest expense on deposits, and lower profits from end of term transactions.  SG&A expense levels remained flat.

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

Net direct finance and interest income was $22.2 million for the fiscal year ended June 30, 2007 compared to $17.6 million for fiscal 2006 and $15.5 million in fiscal 2005.  The 26.1% increase in fiscal 2007 from fiscal 2006 was due to an increase of $6.0 million in direct finance income and $728,000 in interest income on cash and investments, offset by a $2.1 million increase in interest expense on deposits. The increase in direct finance income reflects a 13.2% increase in the average investment in capital leases directly held by the Company, and a 160 basis point improvement in average yields on such investment. The increase in interest income on cash and investments resulted from a 100 basis point increase in average yield and an 18% increase in the average balances.

The increase in net direct finance income in fiscal 2006 was due to an increase of $3.4 million in direct finance income and a $320,000 increase in interest income earned on cash and investments, offset by a $1.5 million increase in interest expense on deposits. The increase in direct finance income reflected an 18.3% increase in the average investment in capital leases directly held by the Company and a 20 basis point increase in average yields on such investment. The increase in interest income on cash and investments resulted from the increase in interest rates earned offset by a decrease in the level of average balances.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

(in thousands)	2007 compared to 2006			2006 compared to 2005
	Volume	Rate	Total	Volume	Rate	Total
Direct finance and interest income
Net investment in capital leases	$2,484	$3,501	$5,985	$2,875	$490	$3,365
Discounted lease rentals	8	(5)	3	(322)	(50)	(372)
Federal funds sold	294 19	227	521	109 19	253	362
Investment securities	5	7	12	(43)	7	(36)
Interest-earning deposits with banks	12	183	195	(245)	239	(6)
Total finance and interest income	2,803	3,913	6,716	2,374	939	3,313

Interest expense
Non-recourse debt	8	(5)	3	(322)	(50)	(372)
Demand and savings deposits	(167)	71	(96)	88	114	202
Time deposits	1,364	845	2,209	704 314	633	1,337
Total interest expense	1,205	911	2,116	470	697	1,167
Net direct finance and interest income	$1,598	$3,002	$4,600	$1,904	$242	$2,146

California First National Bancorp and Subsidiaries

The following table presents the Company's average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities:

	Year ended June 30, 2007			Year ended June 30, 2006			Year ended June 30, 2005
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$ 25,859	$ 826	3.2%	$ 25,376	$ 631	2.5%	$ 41,239	$ 637	1.5%
Federal funds sold	21,398	1,157	5.4%	14,619	636	4.4%	10,475	274	2.6%
Investment securities	1,350	74	5.5%	1,258	62	4.9%	2,231	98	4.4%
Net investment in capital leases
including discounted lease rentals (1)	233,403	25,316	10.8%	206,972	19,329	9.3%	180,224	16,335	9.1%
Total interest-earning assets	282,010	27,374	9.7%	248,225	20,658	8.3%	234,169	17,344	7.4%
Other assets	38,267			41,780			41,181
	$320,277			$290,005			$275,350

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$ 7,041	318	4.5%	$ 11,817	414	3.5%	$ 8,336	211	2.5%
Time deposits	88,809	4,388	4.9%	54,627	2,179	4.0%	29,773	843	2.8%
Non-recourse debt	7,365	471	6.4%	7,239	468	6.5%	11,742	839	7.1%
Total interest-bearing liabilities	103,215	5,177	5.0%	73,683	3,061	4.2%	49,851	1,893	3.8%
Other liabilities	20,784			26,562			31,278
Shareholders' equity	196,278			189,760			194,221
	$320,277			$290,005			$275,350
Net interest income		$22,197			$17,597			$15,451
Net direct finance and interest income to
average interest-earning assets			7.9%			7.1%			6.6%
Average interest-earning assets over
average interest-bearing liabilities			273.2%			336.9%			469.7%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $7.4 million, $7.2 million and $11.7 million at June 30, 2007, 2006 and 2005, respectively, offset each other and do not contribute to the Company's net interest and finance income. Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.

California First National Bancorp and Subsidiaries

Provision for Lease Losses  -- The Company recorded a negative provision for lease losses of $120,000 in fiscal 2007 due to a recovery of $633,000 received early in the year. Separate from this recovery, the deterioration in the credit quality of certain leases during the first nine months of the year required a provision of $513,000. The net recovery of $120,000 compared to a provision of $482,000 in fiscal 2006 and $359,000 in fiscal 2005. The provisions made in fiscal 2005 and fiscal 2006 primarily related to 14% growth in the net investment in capital leases in fiscal 2006 and 22% growth in fiscal 2005, along with some increase in the risk profile of the portfolio during fiscal 2005.

Other Income  -- Other income accounted for 29% of the Company's gross profit during the year ended June 30, 2007, compared to 48% during 2006 and 49% during 2005.  Total other income of $9.2 million for the year ended June 30, 2007 decreased $6.5 million, or 42%, from $15.7 million in 2006 and $5.3 million, or 37%, below the level earned in 2005.  The decrease in other income in fiscal 2007 compared to fiscal 2006 primarily reflects a decrease of $6.8 million in gain on sale of leases and leased property as a significantly lower volume of leases came to the end of term during the period.  Operating and sales-type lease income declined $68,000, reflecting only a slight decrease in lease extensions when compared to the prior year.  Other fee income increased $391,000 to $1.2 million.

The increase in other income in fiscal 2006 compared to fiscal 2005 primarily reflected an increase of $1.4 million in gain on sale of leases and leased property as the volume of leased property sold on leases coming to end of term increased during the period. Operating and sales-type lease income increased by $119,000, reflecting only a slight increase in lease extensions when compared to the prior year. Other fee income decreased $311,000 to $780,000.

Selling, General, and Administrative Expenses -- The Company's selling, general and administrative expenses ("SG&A") increased $188,000, or 1%, to $15.5 million recognized for the year ended June 30, 2007. This compared to SG&A expenses in fiscal 2006 of $15.3 million, which had decreased by $761,000, or 5%, from $16.0 million in fiscal 2005.  The increase in SG&A expenses during fiscal 2007 is due to higher costs resulting from the growth in the sales force, which offset the benefit from lower variable costs resulting from efforts to control costs.

The decrease in SG&A expenses during fiscal 2006 compared to fiscal 2005 is due to lower costs resulting from a slightly smaller sales force and lower variable costs resulting from efforts to control costs.  SG&A expenses in fiscal 2006 also reflect a lower deferral of initial direct costs of $3.6 million, compared to $4.0 million in fiscal 2005.

Income Taxes -- Income taxes were accrued at a tax rate of 38.25% for the fiscal year ended June 30, 2007 compared to 38.75% for fiscal year ended June 30, 2006, and 38.5% for fiscal year ended June 30, 2005 representing the Company's estimated annual tax rates for each respective year. The income tax rate decreased in fiscal 2007 due in part to an increased volume of leases where interest earned is exempt from certain taxes. Tax-exempt leases represented approximately 8.1% of new lease bookings in fiscal 2007, compared to 7.7% during fiscal 2006 and 13% in fiscal 2005.

Financial Condition Analysis

Lease Portfolio Analysis

The Company currently funds a high percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. During the fiscal year ended June 30, 2007, approximately 97% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 91% during fiscal 2006 and 93% during fiscal 2005. During the fiscal year ended June 30, 2007, the Company's net investment in capital leases increased by $17.9 million. This increase includes a $17.8 million increase in the Company's investment in lease receivables, and a $108,000 increase in the investment in estimated residual values. The increase in the investment in capital leases is primarily due to the higher volume of new lease transactions retained by the Company, while the increase in investment in residual values is due to a slightly higher volume of residual values being booked on new leases on which the Company retains a residual investment than the volume of residual values being recognized at end of term.

California First National Bancorp and Subsidiaries

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees' property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2007, the Company's investment in property acquired for transactions in process was $34.7 million, down from $41.7 million at June 30, 2006, but even with $34.1 million at June 30, 2005.

The Company's risk assets are comprised almost exclusively of leases for capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company's strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. Through the use of non-recourse financing, the Company avoids risks that do not meet these requirements.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company's risk across a breadth of leases while minimizing the risk to any one customer.  At June 30, 2007, no lessee accounted for more than 3% of the Company's net investment in capital leases, and two lessees combined represented less than 5% of the Company's net investment in capital leases.  The investment in capital leases is diversified by geographic regions, with the Company's portfolio spread across all fifty states. At June 30, 2007, California (16%) was the only state that represented more than 10% of the Company's net investment in capital leases. The Company has no exposure to foreign lessees. The Company's leases are with lessees in a wide spectrum of industries; however, at June 30, 2007 approximately 35% of the Company's net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States. No other industry sector represented more than 10%.  The educational portfolio includes over 698 leases with over 343 different lessees. One university represented approximately 2% of the Company's net investment in capital leases. The Company believes the exposure to this sector is warranted based on the historically good credit profile of this group.

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

The following table summarizes the Company's non-performing capital leases.

	June 30,
Non-performing Capital Leases	2007	2006	2005	2004	2003
	(in thousands)
Non-accrual leases	$1,133	$1,010	$945	$2,011	$3,979
Restructured leases	452	996	-	354	1,122
Leases past due 90 days (other than above)	-	-	-	-	-
Total non-performing capital leases	$1,585	$2,006	$945	$2,365	$5,101
Non-performing assets as % of net investment
in capital leases before allowances	0.7%	0.9%	0.5%	1.5%	3.4%

Non-performing assets decreased during fiscal 2007 due primarily to write-offs taken and payments received.  The restructured lease balance continues to be influenced by Hurricane Katrina vicinity leases, which are characterized as restructured due to accommodations provided to the lessees affected in that area.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $148,655, $46,395 and $96,429 during fiscal 2007, 2006 and 2005, respectively. The amount of direct finance income actually recorded on non-performing capital leases was $173,620, $60,961 and $71,297 during fiscal 2007, 2006 and 2005, respectively.

California First National Bancorp and Subsidiaries

In addition to the non-performing capital leases identified above, there were $733,000 of investment in capital leases at June 30, 2007 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.8 million at June 30, 2006.  This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease losses. The decrease in amount at June 30, 2007 reflects the pay-off of special mention credits from the prior year, which offset the addition of other substandard leases.

 Allowance for Lease Losses

The allowance for lease losses and the residual valuation allowance provide coverage for probable and estimatable losses in the Company's lease portfolios. The allowance recorded is based on a quarterly review of all leases outstanding and transactions in process. Lease receivables or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management's judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio.

Years Ended June 30,	2007	2006	2005	2004	2003
	(dollars in thousands)
Property acquired for transactions in process before allowance	$34,788	$41,748	$34,120	$30,558	$20,365
Net investment in capital leases before allowance	235,106	217,525	190,859	156,458	150,609
Net investment in "risk assets"	$269,894	$259,273	$224,979	$187,016	$170,974

Allowance for lease losses at beginning of year	$3,637	$3,495	$3,461	$4,291	$5,502
Charge-off of lease receivables	(850)	(391)	(377)	(1,359)	(2,215)
Recovery of amounts previously written off	677	51	52	365	450
Provision for lease losses	(120)	482	359	164	554
Allowance for lease losses at end of year	$3,344	$3,637	$3,495	$3,461	$4,291
Allowance for lease losses as percent of net
investment in capital leases before allowances	1.4%	1.7%	1.8%	2.2%	2.9%
Allowance for lease losses as percent of net investment in "risk assets"	1.2%	1.4%	1.6%	1.9%	2.5%

The allowance for lease losses decreased to $3.34 million (1.4% of net investment in capital leases) at June 30, 2007 from $3.64 million (1.7% of net investment in capital leases) at June 30, 2006. The allowance at June 30, 2007 consisted of $912,900 allocated to specific accounts that were considered impaired and $2.43 million that was available to cover losses inherent in the portfolio. This compared to $752,900 allocated to specific impaired accounts at June 30, 2006 and $2.88 million that was available to cover losses inherent in the portfolio at such date.  The allowance allocated to specific accounts increased $160,000 while the unallocated allowance decreased $455,000 during fiscal 2007.  The decrease in the 2007 unallocated allowance reflects higher specific reserves provided for at the Leasing Companies, while most growth in lease portfolio has occurred within CalFirst Bank, which tends to be of higher credit quality, and therefore includes lower inherent losses. At June 30, 2007, the volume of transactions in process was down 17% from the end of the prior year, however the volume of unfunded lease commitments increased 19%.  Based on the above factors, the Company considers the allowance for doubtful accounts of $3.3 million at June 30, 2007 adequate to cover losses specifically identified as well as inherent in the lease portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for lease losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

California First National Bancorp and Subsidiaries

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, non-recourse debt, and as necessary, through access to credit facilities. At June 30, 2007 and 2006, the Company's cash and cash equivalents were $46.1 million and $40.7 million, respectively.  Stockholders' equity at June 30, 2007 was $197.7 million, or 60% of total assets, compared to $193.5 million, or 62% of total assets, at June 30, 2006.  At June 30, 2007, the Company and the Bank exceed their regulatory capital requirements and are considered "well-capitalized" under guidelines established by the FRB and the OCC.

Deposits at CalFirst Bank totaled $105.5 million at June 30, 2007, compared to $89.2 million at June 30, 2006. The $16.3 million increase was used to fund leases and maintain liquidity at the Bank.  Average deposit balances have risen steadily over the past three years commensurate with the growth in the Bank's lease portfolio.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Rates paid by the Bank on deposits have risen in varying degrees in response to the general increase in market rates. The following table presents average balances and average rates paid on deposits for years ended June 30, 2007, 2006 and 2005:

(dollars in thousands)	Years ended June 30,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$1,383	n/a	$1,202	n/a	$1,163	n/a
Interest-bearing demand deposits	70	0.50%	48	0.50%	95	0.50%
Savings deposits	6,971	4.55%	11,769	3.51%	8,241	2.56%
Time deposits less than $100,000	45,010	4.91%	31,024	3.94%	18,288	2.88%
Time deposits, $100,000 or more	$43,799	4.97%	$23,603	4.05%	$11,485	2.75%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2007
	Less than	Greater than
	$100,000	$100,000
	(in thousands)
Under 3 months	$6,917	$11,607
3 - 6 months	2,761	3,383
6 - 12 months	24,568	21,579
After 12 months	12,921	13,442
	$47,167	$50,011

The Leasing Companies' capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2007, the Company had outstanding non-recourse debt aggregating $6.2 million relating to property under capital leases assigned to unaffiliated parties. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

California First National Bancorp and Subsidiaries

The Leasing Companies also have access to a $25 million line of credit with a bank ("Lender"). The purpose of the line is to provide resources as needed for investment in transactions in process and capital leases.  The agreement provides for borrowings based on the Lender's prime rate or LIBOR, at the Leasing Companies' option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2008.  The agreement is unsecured; however, the Leasing Companies' obligations are guaranteed by the Company.  Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability. Pursuant to the agreement, the Leasing Companies are prohibited from repaying any indebtedness owed by them to the Company. A repayment of principle to the Company was made during fiscal 2007, and the Lender waived compliance with the covenant for the period in which it occurred. No borrowings have been made under this line of credit as of August 31, 2007.

 Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments at June 30, 2007. Commitments to purchase property for unfunded leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company's future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits less than $100,000	$47,167	$34,246	$12,921	$-
Time deposits $100,000 or more	50,011	36,569	13,442	-
Deposits without a stated maturity	8,292	8,292	-	-
Operating lease rental expense	1,298	1,112	186	-
Lease property purchases (1), (2)	85,310	85,310	-	-
Total contractual commitments	$192,078	$165,529	$26,549	$-

Contractual Cash Receipts

Lease payments receivable (3)	$253,802	$109,482	$143,725	$595
Cash and cash equivalents	46,122	46,122	-	-
Total projected cash availability	299,924	155,604	143,725	595

Net projected cash inflow	$107,846	$(9,925)	$117,176	$595

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to fiscal 2009.
(2)
Does not include amounts to be received related to transactions-in-process already funded and the unfunded lease property purchases included above, which together aggregate to $122.7 million at June 30, 2007. The timing and amount of repayment cannot be determined until a lease commences.

(3)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.

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

Recent Accounting Pronouncements

See Note 1, "Summary of Significant Accounting Policies," of the Company's consolidated financial statements for disclosure of recent accounting pronouncements.

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

At June 30, 2007, the Company had $46.1 million invested in securities of very short duration, including $24.4 million in federal funds sold and securities purchased under agreements to resell. The Company's gross investment in lease payments receivable of $253.8 million consists of leases with fixed rates, however, $109.5 million of such investment is due within one year of June 30, 2007. This compares to the Bank's interest bearing deposit liabilities of $105.5 million, 75% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at June 30, 2007, the Company had assets of $155.6 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $79.1 million.  Given the current structure of the consolidated balance sheet, if interest rates decrease, interest income on the Company's short-term investment position decreases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be lower. Conversely, as interest rates rise, the Company's earnings will benefit as yields on cash investments and lease investments improve, with less offsetting impact from rising interest expense.

As the banking operations of the Company have grown and the Bank's deposits represent a greater portion of the Company's assets, the Company is subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. The Bank measures its asset/liability position through duration measures and sensitivity analysis, and calculates the potential effect on earnings using maturity gap analysis. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. After a "baseline" net interest income is determined, using assumptions that the Bank deems reasonable, market interest rates are raised or lowered by 100 to 300 basis points instantaneously, parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

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

The following financial statements and supplementary financial information are included herein at the pages indicated below:

California First National Bancorp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
September 4, 2007

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	June 30,
ASSETS	2007	2006

Cash and due from banks	$21,732	$23,217
Federal funds sold and securities purchased under agreements to resell	24,390	17,530
Total cash and cash equivalents (Note 1)	46,122	40,747
Investment securities (Note 3)	2,563	1,134
Receivables (Note 4)	1,345	1,905
Property acquired for transactions in process (Note 1)	34,720	41,680
Net investment in capital leases (Note 5)	231,830	213,956
Property on operating leases, less accumulated depreciation of $21 (2007) and $530 (2006)	303	46
Income tax receivable (Note 8)	4,331	4,744
Other assets	1,734	1,719
Discounted lease rentals assigned to lenders (Note 5)	6,239	8,424

	$329,187	$314,355

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$3,865	$3,263
Accrued liabilities	3,695	4,702
Demand and savings deposits	8,292	9,778
Time certificates of deposit	97,178	79,388
Lease deposits	4,771	5,534
Non-recourse debt (Note 5)	6,239	8,424
Deferred income taxes, net (Note 8)	7,480	9,739

	131,520	120,828

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,138,425 (2007) and 11,161,508 (2006) issued and outstanding	111	112
Additional paid in capital	4,091	3,756
Retained earnings	193,485	189,659
Other comprehensive loss, net of tax	(20)	-
	197,667	193,527
	$329,187	$314,355

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2007	2006	2005
			(restated)
Direct finance income	$24,846	$18,861	$15,496
Interest income on investments	2,057	1,329	1,009

Total direct finance and interest income	26,903	20,190	16,505

Interest expense on deposits	4,706	2,593	1,054
Provision for lease losses	(120)	482	359
Net direct finance and interest income after provision for lease losses	22,317	17,115	15,092

Other income
Operating and sales-type lease income	4,430	4,498	4,379
Gain on sale of leases and leased property	3,561	10,390	8,961
Other fee income	1,171	780	1,091

Total other income	9,162	15,668	14,431

Gross profit	31,479	32,783	29,523

Selling, general and administrative expenses	15,466	15,278	16,039

Earnings before income taxes	16,013	17,505	13,484

Income taxes	6,125	6,783	5,057

Net earnings	$9,888	$10,722	$8,427

Basic earnings per common share	$0.88	$0.96	$0.76

Diluted earnings per common share	$0.86	$0.94	$0.74

Dividends declared per common share outstanding	$0.46	$0.42	$2.30

Average common shares outstanding - basic	11,184,208	11,125,473	11,073,194

Average common shares outstanding - diluted	11,533,729	11,460,912	11,340,255

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2004	11,038,825	$110	$2,480	$200,684	$125	$203,399

Net earnings (restated)	-	-	-	8,427	-	8,427

Reclassification adjustment -
Realized gain on investment security, net of tax	-	-	-	-	(125)	(125)

Shares issued -
Stock options exercised	59,858	1	533	-	-	534

Dividends declared	-	-	-	(25,497)	-	(25,497)

Balance, June 30, 2005	11,098,683	111	3,013	183,614	-	186,738

Net earnings	-	-	-	10,722	-	10,722

Shares issued -
Stock options exercised	62,825	1	556	-	-	557

Stock based compensation expense			187			187

Dividends declared	-	-	-	(4,677)	-	(4,677)

Balance, June 30, 2006	11,161,508	112	3,756	189,659	-	193,527

Comprehensive income
Net earnings	-	-	-	9,888	-	9,888

Unrealized loss on investment securities, net of tax	-	-	-	-	(20)	(20)

Total comprehensive income						9,868

Shares issued -
Stock options exercised	85,538	-	868	-	-	868

Shares repurchased	(108,621)	(1)	(665)	(915)	-	(1,581)

Stock based compensation expense	-	-	132	-	-	132

Dividends declared	-	-	-	(5,147)	-	(5,147)
	11,138,425	$111	$4,091	$193,485	$(20)	$197,667

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:			(restated)
Net Earnings	$9,888	$10,722	$8,427
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	601	844	839
Stock-based compensation expense	132	187	-
Leased property on operating leases, net	(323)	(259)	(170)
Interest accretion of estimated residual values	(1,285)	(1,414)	(1,519)
Gain on sale of leased property and sales-type lease income	(4,206)	(11,034)	(8,730)
Provision for lease losses	(120)	482	359
Deferred income taxes, including income taxes payable	(2,247)	(5,966)	(1,580)
Decrease (increase) in receivables	560	(269)	(172)
Decrease (increase) in income taxes receivable	413	(4,744)	-
Net (decrease) increase in accounts payable and accrued liabilities	(405)	(217)	2,221
(Decrease) increase in customer lease deposits	(764)	171	336
Net cash provided by (used for) operating activities	2,244	(11,497)	11

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases and transactions in process	(139,527)	(157,969)	(154,664)
Payments received on lease receivables	126,386	118,828	112,667
Proceeds from sales of leased property and sales-type leases	7,838	16,955	13,958
Purchase of investment securities	(1,670)	(26)	(31)
Pay down of investment securities	209	376	2,379
Net increase in other assets	(550)	(189)	(406)
Net cash used for investing activities	(7,314)	(22,025)	(26,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	17,791	39,422	18,983
Net (decrease) increase in demand and money market deposits	(1,486)	(4,354)	10,515
Payments to repurchase common stock	(1,581)	-	-
Dividends to stockholders	(5,147)	(4,677)	(25,497)
Proceeds from exercise of stock options	868	557	534
Net cash provided by financing activities	10,445	30,948	4,535

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,375	(2,574)	(21,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,747	43,321	64,872
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,122	$40,747	$43,321

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(2,185)	$19	$(9,136)
Estimated residual values recorded on leases	$(2,380)	$(2,603)	$(2,704)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,715	$2,605	$1,067
Income Taxes	$7,972	$17,493	$6,644

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

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, California First Leasing Corporation and Amplicon, Inc., (collectively, the "Leasing Companies"), and CalFirst Bank. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days. Included in cash and cash equivalents at June 30, 2007 and 2006 was $25,954,581 and $18,789,000, respectively, that was held by the Bank and was only available to fund the Bank's operations.

Investment Securities

Investment securities that the Company has the intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium or accretion of discount under criteria established with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  All other securities are classified as available for sale and reported at fair value. Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in comprehensive income.  The Company did not have any "available for sale" securities at June 30, 2006.

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

The residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination.  The estimates are reviewed periodically to ensure reasonableness, however, the amounts the Company may ultimately realize could differ from the estimated amounts.

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

A portion of the Company's selling, general and administrative ("S,G&A") costs directly related to originating direct financing lease transactions is deferred through a reduction to SG&A expenses recognized in the period, with the deferred costs amortized over the lease term as a reduction to direct finance income utilizing the effective interest method.

Operating Leases

Lease contracts, which do not meet the criteria of capital leases, are accounted for as operating leases. Property on operating leases is recorded at the lower of cost or fair value and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease. Most operating leases involve the re-lease of off-lease property and the associated cost is the Company's estimated residual. Rental income is recorded monthly or quarterly when due.

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

The following table reconciles the components of the basic net income per share calculation to diluted net income per share.

	Years ended June 30,
	2007	2006	2005
	(in thousands, except share and per share amounts)
Net earnings	$9,888	$10,722	$8,427
Weighted average number of common shares outstanding
assuming no exercise of outstanding options	11,184,208	11,125,473	11,073,194
Dilutive stock options using the treasury stock method	349,521	335,439	267,061
Dilutive common shares outstanding	11,533,729	11,460,912	11,340,255
Basic earnings per common share	$0.88	$0.96	$0.76
Diluted earnings per common share	$0.86	$0.94	$0.74

The Company did not include the following number of antidilutive stock options in its calculation of diluted earnings per share:

	Years ended June 30,
	2007	2006	2005
Antidilutive stock option shares	11,543	77,918	151,795

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company as of July 1, 2007. Based on the current assessment, the adoption of FIN No. 48 is expected to increase beginning retained earnings by $750,000 to $1.25 million upon adoption.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

California First National Bancorp and Subsidiaries

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities; including an Amendment of FASB Statement No. 115" ("FAS 159").  FAS 159 permits entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 159.

Note 2 - Restatement:

Subsequent to the issuance of the Company's June 30, 2005 financial statements, the Company determined that (1) a restatement of prior period results needed to be made to correctly account for certain lease extensions as operating leases instead of as sales-type leases, and (2) certain information in the Consolidated Statements of Cash Flows should be restated to comply with the guidance under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS No. 95").

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

The effect of the restatement on the Company's previously reported Consolidated Statement of Earnings for the year ended June 30, 2005 is as follows:

	Year ended June 30, 2005
	As Previously	Restatement	As
	Reported	Adjustment	Restated
	(dollars in thousands, except per share amounts)

Operating and sales-type income	$3,975	$404	$4,379

Earnings before income taxes	$13,080	$404	$13,484
Income taxes	4,905	152	5,057
Net earnings	$8,175	$252	$8,427

Basic earnings per share	$0.74	$0.02	$0.76
Diluted earnings per share	$0.72	$0.02	$0.74

Consolidated Statement of Cash Flows

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the year ended June 30, 2005 in order to a) recognize cash flows related to the gain on sale of leased property and sales-type lease income as investing activities rather than operating activities, b) recognize cash flows related to property acquired for transactions in process as investing activities rather than as operating cash flows, and c) separately present cash outflows and inflows related to lease investments. The restatement solely affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows, but they had no impact on the net increase (decrease) in cash and cash equivalents set forth in such statement for any previously reported periods.

California First National Bancorp and Subsidiaries

The effect of the restatement on the Company's previously reported Consolidated Statement of Cash Flows for the year ended June 30, 2005 is as follows:

(in thousands)	Year ended June 30, 2005
	As Previously	Restatement	As
	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$8,175	$252	$8,427
Adjustments to reconcile net earnings to cash flows
provided by (used for) operating activities:
Depreciation	60	779	839
Stock-based compensation expense	-	-	-
Sale of leased property previously on operating leases, net	62	(62)	-
Leased property on operating leases, net	-	(170)	(170)
Interest accretion of estimated residual values	(1,519)	-	(1,519)
Decrease in estimated residual values	5,228	(5,228)	-
Gain on sale of leased property and sales-type lease income	-	(8,730)	(8,730)
Provision for lease losses	-	-	-
Property acquired for transactions in process to be sold	(3,571)	3,571	-
Deferred income taxes, including income taxes payable	(1,732)	152	(1,580)
Decrease in income taxes receivable	-	-	-
Decrease (increase) in receivables	-	-	-
Lease receivables and transactions in process held for sale	-	-	-
Proceeds from lease receivables held for sale	-	-	-
Net increase in accounts payable and accrued liabilities	-	-	-
Increase in customer lease deposits	-	-	-
All other operating cash flows	2,744	-	2,744
Net cash provided by (used for) operating activities	9,447	(9,436)	11

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in minimum lease payments receivable	(35,014)	35,014	-
Purchase of leased property on operating leases	(60)	60	-
Investment in leases and transactions in process	-	(154,664)	(154,664)
Payments received on lease transactions	-	112,667	112,667
Estimated residual values recorded on leases	(2,955)	2,955	-
Proceeds from sales of leased property and sales-type leases	-	13,958	13,958
Purchase of investment securities	(31)	-	(31)
Pay down of investment securities	2,379	-	2,379
Net decrease in other assets	148	(554)	(406)
Net cash used for investing activities	(35,533)	9,436	(26,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	18,983	-	18,983
Net (decrease) increase in demand and money market deposits	10,515	-	10,515
Payments to repurchase common stock	-	-	-
Dividends to stockholders	(25,497)	-	(25,497)
Proceeds from exercise of stock options	534	-	534
Net cash provided by financing activities	4,535	-	4,535

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,551)	-	(21,551)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,872	-	64,872
CASH & CASH EQUIVALENTS AT END OF PERIOD	$43,321	$-	$43,321

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(9,136)	$-	$(9,136)
Estimated residual values recorded on leases	$-	$(2,704)	$(2,704)

California First National Bancorp and Subsidiaries

Note 3 - Investment Securities:

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2007 were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(in thousands)
Held-to-maturity:
Federal Reserve Bank Stock	$1,055	$-	$-	$1,055	$1,055
Mortgage-backed security	320	-	(24)	296	320
Total held-to-maturities	1,375	-	(24)	1,351	1,375

Available-for-sale
Marketable securities	1,220	-	(32)	1,188	1,188
Total investment securities	$2,595	$-	$(56)	$2,539	$2,563

The unrealized loss on the Company's investment in the mortgaged-backed securities was caused by changes in interest rates. The contractual cash flows are guaranteed by an agency of the U. S. government, and accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

There was no decline in the fair value of the investment available-for-sale below the cost that was deemed to be other than temporary at June 30, 2007.

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2006 were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(in thousands)
Held-to-maturity:
Federal Reserve Bank Stock	$605	-	$-	$605	$605
Mortgage-backed security	529	-	(38)	491	529
Total investment securities	$1,134	-	$(38)	$1,096	$1,134

The amortized cost and estimated fair value of investment securities at June 30, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Held-to-maturity:
Due after 10 years	$1,375	$1,351

Available-for-sale
Less than 12 months	1,220	1,188
	$2,595	$2,539

California First National Bancorp and Subsidiaries

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2007	2006
	(in thousands)
Other lessee receivables	$1,344	$1,732
Miscellaneous receivables	1	173
	$1,345	$1,905

Note 5 - Capital Leases:

The Company's net investment in capital leases consists of the following:

	June 30,
(in thousands)	2007	2006

Minimum lease payments receivable	$253,802	$234,337
Estimated residual value	12,847	12,644
	266,649	246,981
Less allowance for lease losses	(3,124)	(3,339)
Less valuation allowance for estimated residual value	(152)	(230)
	263,373	243,412
Less unearned income	(31,543)	(29,456)
Net investment in capital leases	$231,830	$213,956

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4,609,693 and $4,275,670 at June 30, 2007 and 2006, respectively.

At June 30, 2007, a summary of the installments due on minimum lease payments receivable and the expected maturity of the Company's estimated residual value are as follows:

Years ending June 30,	Minimum Lease Payments Receivable	Estimated Residual Value	Total
	(in thousands)
2008	$109,482	$2,864	$112,346
2009	80,420	4,678	85,098
2010	42,124	3,402	45,526
2011	15,651	1,228	16,879
2012	5,530	397	5,927
Thereafter	595	278	873
	253,802	12,847	266,649
Less unearned income	(28,709)	(2,834)	(31,543)
Less allowances	(3,124)	(152)	(3,276)
	$221,969	$9,861	$231,830

California First National Bancorp and Subsidiaries

A summary of the allowance for lease losses and selected statistics is as follows:

(in thousands)	2007	2006

Allowance for lease losses at beginning of year	$3,569	$3,427
Charge-off of lease receivables	(850)	(391)
Recovery of amounts previously written off	677	51
Provision for lease losses	(120)	482
Allowance for lease losses at end of year	$3,276	$3,569
Allowance for lease losses as percent of net
investment in capital leases before allowances	1.4%	1.6%

The allowance for lease losses set forth above does not include a valuation allowance of $68,000 that is recorded as an offset to Property acquired for transactions in process.

Non-recourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 6.74% to 8.13%. Maturities of such obligations at June 30, 2007 are as follows:

Years ending	Capital
June 30,	Leases
(in thousands)
2008	$2,309
2009	1,669
2010	1,099
2011	568
2012	39
Total non-recourse debt	5,684
Deferred interest expense	555
Discounted lease rentals assigned to lenders	$6,239

Deferred interest expense of $555,000 at June 30, 2007 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $6,239,000 using the effective yield method over the applicable lease term.

Note 6 - Credit Facilities:

In March 2007, the Leasing Companies entered into amendment 1 to the $25 million line of credit with a bank ("Lender").  The agreement provides for borrowings based on the Lender's prime rate or LIBOR, at the Leasing Companies' option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2008.  The agreement is unsecured, however, the Leasing Companies' obligations are guaranteed by the Company.  Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability.  Pursuant to the agreement, the Leasing Companies are prohibited from repaying any indebtedness owed by them to the Company. A repayment of principle to the Company was made during fiscal 2007, and the Lender waived compliance with the covenant for the period in which it occurred.  No borrowings have been made on this line of credit as of August 31, 2007.

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

California First National Bancorp and Subsidiaries

The estimated fair values of financial instruments were as follows:

	June 30, 2007		June 30, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$46,122	$46,122	$40,747	$40,747
Investment securities	2,563	2,539	1,134	1,096

Financial Liabilities:
Demand and savings deposits	8,292	8,292	9,778	9,778
Time certificates of deposit	$97,178	$93,032	$79,388	$76,106

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

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2007	2006	2005
	(in thousands)
Current tax expense:
Federal	$6,954	$11,153	$8,250
State	1,293	1,229	1,813
	8,247	12,382	10,063
Deferred tax expense (benefit):
Federal	(1,789)	(5,026)	(3,945)
State	(333)	(573)	(1,061)
	(2,122)	(5,599)	(5,006)
	$6,125	$6,783	$5,057

California First National Bancorp and Subsidiaries

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting. Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2007	2006
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$7,613	$9,933
Deferred selling expenses	1,890	1,753
Depreciation other than on operating leases	(98)	44
Total liabilities	9,405	11,730
Deferred income tax assets:
Allowances and reserves	(1,369)	(1,489)
State income taxes	(453)	(430)
Stock-based compensation	(103)	(72)
Total assets	(1,925)	(1,991)
Net deferred income tax liabilities	$7,480	$9,739

The differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2007	2006	2005
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of federal benefit	5.25	4.70	4.70
Other	(2.00)	(0.95)	(2.20)
Effective rate	38.25%	38.75%	37.50%

At June 30, 2007 and 2006, the Company had an income taxes receivable balance of $4,331,000 and $4,744,000, respectively.

Note 9 - Capital Structure and Stock-based Compensation:

At June 30, 2007, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

California First National Bancorp and Subsidiaries

On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), "Share-Based Payments" ("SFAS 123R") which replaced SFAS 123 and supercedes APB Opinion No. 25 and the related implementation guidance. SFAS 123R addresses accounting for equity-based compensation arrangements, including employee stock options.  The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005.  Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the years ended June 30, 2007 and 2006, the Company recognized pre-tax stock-based compensation expense of $132,108 and $187,348, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years 2002 through 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R.

The following table summarizes activity related to stock options for the periods indicated:

	As of June, 30
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	945,767	$9.02	1,017,518	$9.02	944,758	$10.34
Granted (1)	-	-	-	-	136,618	9.01
Exercised	(85,538)	10.15	(62,825)	8.86	(59,858)	8.92
Canceled/expired	-	-	(8,926)	9.33	(4,000)	11.13
Options outstanding at the end of the year	860,229	$8.91	945,767	$9.02	1,017,518	$9.02

Shares available for issuance	1,175,263		1,063,648		945,735

Options exercisable	817,747		875,811		824,284

(1)
All 2005 option grants were the result of the special dividend in December 2004, which resulted in all unexercised options as of the record date being re-priced under FIN 44 to preserve the economic benefit of the stock options at such time.

As of June 30, 2007
Options outstanding				Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	580,081	3.41	$ 7.49	556,993	$ 7.44
9.85 - 15.27	280,148	2.79	11.83	260,754	11.82
$5.20 - $15.27	860,229	3.21	$ 8.91	817,747	$ 8.94

California First National Bancorp and Subsidiaries

At June 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable were $4,890,000 and $4,706,000, respectively.  The total intrinsic value of options exercised during the year ended June 30, 2007 was $340,000.  As of June 30, 2007, approximately $75,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 16 months.

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

The following table illustrates the effect on the year ended June 30, 2005 on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148:

(in thousands, except per share amounts)	Year ended
June 30, 2005

Net earnings	$8,427
Proforma compensation	(522)
Income tax effect	196
Proforma net earnings	$8,101

Proforma Basic EPS	$0.73

Proforma Diluted EPS	$0.71

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

California First National Bancorp and Subsidiaries

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2007 and 2006.  At June 30, 2007, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2007		2006
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$197,688	60.1%	$193,527	62.1%
Total risk-based capital	$200,368	60.9%	$196,096	63.2%
Tier 1 leverage capital	$197,688	62.0%	$193,527	64.5%

California First National Bank
Tier 1 risk-based capital	$38,136	21.7%	$36,333	26.3%
Total risk-based capital	$39,271	22.3%	$37,354	27.0%
Tier 1 leverage capital	$38,136	23.9%	$36,333	28.3%

Note 11 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2009.  Rent expense was $1,117,486 (2007), $1,063,521 (2006) and $979,637, (2005).

Future minimum
Years ending	lease payments
___June 30,__	(in thousands)
2008	$1,112
2009	186
$1,298

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company's normal business activities.  Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of  $133,015 (2007), $122,924 (2006) and $135,056 (2005).

Note 12 - Segment Reporting:

The Company has two leasing subsidiaries, Amplicon and CalFirst Leasing ("Leasing Companies"), involved in leasing and financing capital assets, and re-marketing leased assets at lease expiration.

The Company's banking subsidiary, CalFirst Bank, is an FDIC-insured national bank that gathers deposits from a centralized location and is involved in leasing and remarketing capital assets in a manner similar to the Leasing Companies. CalFirst Bank also provides business loans to fund the purchase of assets leased by the Leasing Companies and other third parties.

California First National Bancorp and Subsidiaries

The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).   Below is a summary of each segment’s financial results for 2007, 2006 and 2005:

			Bancorp and
	Leasing		Eliminating
	Companies	CalFirst Bank	Entries	Consolidated
	(in thousands)
Year end June 30, 2007
Net direct finance and interest income
after provision for lease losses	$17,121	$5,026	$170	$22,317
Other income	8,213	944	5	9,162
Gross profit	$25,334	$5,970	$175	$31,479

Net earnings	$5,926	$1,797	$2,165	$9,888

Total assets	$172,881	$167,160	$(10,854)	$329,187

Year end June 30, 2006
Net direct finance and interest income
after provision for lease losses	$13,315	$3,743	$57	$17,115
Other income	14,935	733	-	15,668
Gross profit	$28,250	$4,476	$57	$32,783

Net earnings	$8,248	$1,278	$1,196	$10,722

Total assets	$180,876	$133,793	$(314)	$314,355

Year end June 30, 2005
Net direct finance and interest income
after provision for lease losses	$12,098	$2,959	$35	$15,092
Other income	13,844	593	(6)	14,431
Gross profit	$25,942	$3,552	$29	$29,523

Net earnings	$7,123	$1,242	$62	$8,427

Total assets	$198,461	$94,073	$(14,042)	$278,492

California First National Bancorp and Subsidiaries

Note 13 - California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2007, and 2006 and for the years ended June 30, 2007 and 2006 are presented below:

Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2007	2006
Assets
Cash and cash equivalents	$5,911	$5,117
Intercompany receivables	512	252
Investments in bank subsidiary	38,136	36,339
Investments in non-bank subsidiaries	106,676	100,770
Intercompany note receivable	48,041	51,898
Other assets	1,640	712
Premises and other fixed assets	331	425
	$201,247	$195,513

Liabilities
Accrued liabilities	$1,686	$1,825
Payable to non-bank subsidiaries	1,894	161
	3,580	1,986
Stockholders' Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
11,138,425 (2007) and 11,161,508 (2006)
issued and outstanding	111	112
Additional paid-in capital	4,242	3,907
Retained earnings	193,314	189,508
	197,667	193,527
	$201,247	$195,513

Condensed Statements of Earnings	June 30,
(in thousands)	2007	2006
Income
Dividends from non-bank subsidiary	$-	$32,000
Management fee income from bank subsidiary	247	235
Management fee income from non-bank subsidiaries	1,054	1,290
Interest income from non-bank subsidiaries	4,071	3,318
Other interest income	175	57
	5,547	36,900
Expenses
Selling, general and administrative	2,140	2,559
Interest expense	-	-
	2,140	2,559
Income before taxes and equity in undistributed earnings of subsidiaries	3,407	34,341
Income tax expense	1,242	1,145
	2,165	33,196
Equity in undistributed earnings of subsidiaries	7,703	(22,474)
Total comprehensive income	$9,868	$10,722

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Total comprehensive income	$9,868	$10,722
Adjustments to reconcile net earnings to cash flows:
Stock-based compensation expense	132	187
Provision for deferred income taxes	1,242	1,145
Equity in over distributed earnings of subsidiaries	(7,703)	22,474
Net change in other liabilities	(139)	341
Net change in other assets	(2,170)	214
Other, net	94	130
Net cash provided by operating activities	1,324	35,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and (advances) to subsidiaries	5,330	(27,304)
Net cash provided by (used for) by investing activities	5,330	(27,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	868	557
Payments to repurchase stock	(1,581)	-
Dividends paid	(5,147)	(4,677)
Net cash used for financing activities	(5,860)	(4,120)

NET CHANGE IN CASH AND CASH EQUIVALENTS	794	3,789

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,117	1,328

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,911	$5,117

Note 14 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2007 and 2006 is as follows:

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2007
Direct finance income	$5,464	$6,659	$6,324	$6,399
Net direct finance and interest income
After provision for lease losses	4,833	6,219	5,545	5,720
Gross profit	7,028	8,815	7,890	7,746
Net earnings	$2,025	$3,066	$2,401	$2,396

Basic earnings per common share	$0.18	$0.27	$0.21	$0.21
Diluted earnings per common share	$0.18	$0.27	$0.21	$0.21

Dividends declared per common share	$0.11	$0.11	$0.12	$0.12

California First National Bancorp and Subsidiaries

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2006	(Restated)	(Restated)
Direct finance income	$4,013	$4,483	$5,101	$5,264
Net direct finance and interest income
After provision for lease losses	3,460	4,201	4,753	4,701
Gross profit	7,798	7,474	8,347	9,164
Net earnings	$2,417	$2,275	$2,754	$3,276

Basic earnings per common share	$0.22	$0.20	$0.25	$0.29
Diluted earnings per common share	$0.21	$0.20	$0.25	$0.28

Dividends declared per common share	$0.10	$0.10	$0.11	$0.11

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

ITEM 9B.  OTHER INFORMATION

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have a Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer, principal accounting officer and principal financial officer. Our Code of Business Conduct and Ethics is available on the Company's website (www.calfirstbancorp.com), and we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of ethics by posting such information on our website. The information contained on the Company's website is not part of this or any other report we file with or furnish to the SEC and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

California First National Bancorp and Subsidiaries

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
All financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits:
Exhibit No.	Description of Exhibit	Page No.

2.1
Agreement of Merger dated as of May 22, 2001 among Amplicon, Inc., California First National Bancorp and CFNB Merger Sub (incorporated by reference to Exhibit 2.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

3.1	Articles of Incorporation of California First National Bancorp (incorporated by reference to Exhibit 3.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

3.2	Bylaws of California First National Bancorp (incorporated by reference to Exhibit 3.2 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.1	1995 Equity Participation Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Registrant’s Statement on Form S-8 File No. 333-15683)

10.2
Capital Assurances and Liquidity Maintenance Agreement between California First National Bancorp and California First National Bank, effective as of May 23, 2001 (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.3
Agreement by and between California First National Bank and the Office of the Comptroller of the Currency dated as of May 23, 2001 (incorporated by reference to Exhibit 10.2 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.4
Office Lease dated January 30, 2003, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s March 31, 2003 Form 10-Q)

10.5
Business Loan Agreement dated as of January 20, 2006 between California First Leasing Corporation and Amplicon, Inc. and Bank of America (incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2005 Form 10-Q).

10.6
Amendment 1 to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2007 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated April 2, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	55

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	56

32	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	57

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By:	/s/ S. Leslie Jewett	Date:	September 14, 2007
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 14, 2007
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 14, 2007
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 14, 2007
S. Leslie Jewett

/s/ Michael H. Lowry	Director	September 14, 2007
Michael H. Lowry

/s/ Harris Ravine	Director	September 15, 2007
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 14, 2007
Danilo Cacciamatta