Form 10-Q
period 2007-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2007-11-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp

(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18201 Von Karman, Suite 800 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 2, 2007 was 11,143,357.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates, from unanticipated changes in the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for lease and loan losses, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements. Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS

Cash and due from banks	$18,445	$21,732
Federal funds sold and securities purchased under
agreements to resell	27,065	24,390
Total cash and cash equivalents	45,510	46,122
Investment securities	3,464	2,563
Net receivables	1,971	1,345
Property acquired for transactions in process	41,231	34,720
Net investment in leases and loans	236,127	231,830
Net property on operating leases	211	303
Income tax receivable	1,802	4,331
Other assets	1,667	1,734
Discounted lease rentals assigned to lenders	5,568	6,239

	$337,551	$329,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$6,465	$3,865
Accrued liabilities	3,413	3,695
Demand and money market deposits	7,801	8,292
Time certificates of deposit	104,475	97,178
Lease deposits	5,596	4,771
Non-recourse debt	5,568	6,239
Deferred income taxes – including income taxes payable, net	4,798	7,480

	138,116	131,520

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,143,258 (September 2007) and 11,138,425 (June 2007) issued and outstanding	111	111
Additional paid in capital	4,162	4,091
Retained earnings	195,364	193,485
Other comprehensive income, net of tax	(202)	(20)
	199,435	197,667
	$337,551	$329,187

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended
	September 30,
	2007	2006

Direct finance and loan income	$6,094	$5,464
Interest and investment income	496	486
Total direct finance and interest income	6,590	5,950

Interest expense on deposits	1,347	1,087
Provision for lease and loan losses	40	30
Net direct finance and interest income after provision for lease and loan losses	5,203	4,833

Other income
Operating and sales-type lease income	827	931
Gain on sale of leases and leased property	930	1,108
Other fee income	153	156
Total other income	1,910	2,195

Gross profit	7,113	7,028

Selling, general and administrative expenses	3,888	3,749

Earnings before income taxes	3,225	3,279

Income taxes	1,210	1,254

Net earnings	$2,015	$2,025

Basic earnings per common share	$.18	$.18

Diluted earnings per common share	$.18	$.18

Dividends declared per common share outstanding	$.12	$.11

Average common shares outstanding – basic	11,139	11,169

Average common shares outstanding – diluted	11,442	11,543

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,015	$2,025
Adjustments to reconcile net earnings to cash flows
provided by (used for) operating activities:
Depreciation	146	175
Stock-based compensation expense	21	33
Leased property on operating leases, net	81	(281)
Interest accretion of estimated residual values	(370)	(333)
Gain on sale of leased property and sales-type lease income	(918)	(964)
Provision for lease and loan losses	40	30
Deferred income taxes, including income taxes payable	(1,367)	(1,648)
(Increase) decrease in receivables	(626)	78
Decrease in income taxes receivable	2,529	1,663
Net increase in accounts payable and accrued liabilities	2,319	1,156
Increase in customer lease deposits	825	904
Net cash provided by operating activities	4,695	2,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(45,440)	(37,997)
Payments received on lease receivables and loans	34,347	37,929
Proceeds from sales of leased property and sales-type leases	1,533	2,017
Purchase of investment securities	(1,206)	(450)
Pay down of investment securities	8	15
Net increase in other assets	(69)	(165)
Net cash (used for) provided by investing activities	(10,827)	1,349

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	7,297	12,985
Net (decrease) in demand and money market deposits	(491)	(1,193)
Dividends to stockholders	(1,336)	(1,230)
Proceeds from exercise of stock options	50	147
Net cash provided by financing activities	5,520	10,709

NET CHANGE IN CASH AND CASH EQUIVALENTS	(612)	14,896
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,122	40,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,510	$55,643

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(671)	$(339)
Estimated residual values recorded on leases	$(689)	$(531)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$1,348	$1,088
Income Taxes	$48	$1,239

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Three months ended September 30, 2006

Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$-	$193,527

Net earnings	-	-	-	2,025	-	2,025

Shares issued -
Stock options exercised	16,073	-	147	-	-	147

Stock-based
compensation expense	-	-	33	-	-	33

Dividends declared	-	-	-	(1,229)	-	(1,229)

Balance, September 30, 2006	11,177,581	$112	$3,936	$190,455	$-	$194,503

Three months ended September 30, 2007

Balance, June 30, 2007	11,138,425	$111	$4,091	$193,485	$(20)	$197,667

Cumulative effect of applying provisions of FIN 48 (Note 6)	-	-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	2,015	-	2,015
Unrealized loss on
investment securities, net of tax	-	-	-	-	(182)	(182)

Total comprehensive income						1,833

Shares issued -
Stock options exercised	4,833	-	50	-	-	50

Stock-based
compensation expense	-	-	21	-	-	21

Dividends declared	-	-	-	(1,336)	-	(1,336)

Balance, September 30, 2007	11,143,258	$111	$4,162	$195,364	$(202)	$199,435

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2007. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2007 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2007 and the statements of earnings, cash flows and stockholders’ equity for the three-month periods ended September 30, 2007 and 2006. The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2008.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2007 the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2007 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the quarter ended September 30, 2007, the Company recognized pre-tax stock-based compensation expense of $21,000 compared to $33,000 recognized during the first quarter of fiscal 2006. Such expense related to options granted during the fiscal years ended August 2002 through June 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS No. 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of September 30, 2007, approximately $54,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 13 months.

The following table summarizes the stock option activity for the periods indicated:

	Three months ended
	September 30, 2007		September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	860,229	$8.91	945,767	$9.02

Granted	-	-	-	-
Exercised	(4,833)	10.45	(16,073)	9.17
Canceled/expired	(1,154)	11.70	-	-
Options outstanding at end of period	854,242	$8.89	929,694	$9.03

Options exercisable	835,769		883,748

As of September 30, 2007
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	580,081	3.16	$7.49	568,536	$7.47
9.85 - 12.49	211,815	3.06	11.22	204,887	11.21
13.64 - 15.27	62,346	0.61	13.99	62,346	13.99
$5.20 - $15.27	854,242	2.95	$8.89	835,769	$8.87

NOTE 3 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available for sale.  The amortized cost, fair value, and carrying value of investment securities at September 30, 2007 were as follows:

	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
	(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$1,517	$(12)	$1,505	$1,517
Federal Reserve Bank stock	1,055	-	1,055	1,055
Total held-to-maturity	2,572	(12)	2,560	2,572

Available-for-sale
Marketable securities	1,220	(328)	892	892
Total investment securities	$3,792	$(340)	$3,452	$3,464

The unrealized loss on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates. The contractual cash flows are guaranteed by an agency of the U. S. government, accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments to maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2007.

Securities classified as “available for sale” may be sold in the future. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity.

NOTE 4 –LEASES AND LOANS

The Company's net investment in leases and loans consists of the following:

	September 30, 2007	June 30, 2007
	(in thousands)
Minimum lease payments receivable	$251,793	$253,802
Estimated residual value	13,195	12,847
	264,988	266,649
Less allowance for lease and loan losses	(3,231)	(3,124)
Less valuation allowance for estimated residual value	(152)	(152)
	261,605	263,373
Less unearned income	(31,162)	(31,543)
Net investment in leases	230,443	231,830
Commercial loans	5,684	-
Net investment in leases and loans	$236,127	$231,830

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income includes the offset of initial direct costs of $4.8 million and $4.6 million at September 30, 2007 and June 30, 2007, respectively.

Commercial loans are reported at the principal amount outstanding net of unamortized nonrefundable fees and direct costs associated with their origination.

NOTE 5 – SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”.  The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.

Below is a summary of each segment’s financial results for the quarters ended September 30, 2007 and 2006:

			Bancorp and
	Leasing		Eliminating
	Companies	CalFirst Bank	Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2007
Net direct finance and interest income,
after provision for lease and loan losses	$3,848	$1,302	$53	$5,203
Other income	1,627	283	-	1,910
Gross profit	$5,475	$1,585	$53	$7,113
Net earnings	$1,083	$453	$479	$2,015
Total assets	$179,829	$174,877	$(17,155)	$337,551

Quarter ended September 30, 2006
Net direct finance and interest income,
after provision for lease and loan losses	$3,724	$1,091	$18	$4,833
Other income	2,076	119	-	2,195
Gross profit	$5,800	$1,210	$18	$7,028
Net earnings	$1,209	$281	$535	$2,025
Total assets	$181,386	$148,784	$(2,975)	$327,195

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 provides guidance on the minimum threshold that a tax position must meet in order to be recognized in the financial statements, and requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits upon examination by the taxing authorities.  The tax benefit recognized is measured as the largest amount of such benefit that is greater than 50% likely to be realized upon ultimate settlement. The difference between the benefit recognized for a position in accordance with FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. FIN 48 also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures. It further requires that any subsequent changes in judgment related to prior years’ tax positions be recognized in the quarter of such change.

As a result of the adoption of FIN 48 on July 1, 2007, the Company recorded a $1,200,000 decrease in deferred tax liabilities and a corresponding increase to retained earnings. As of July 1, 2007, there was $700,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, accrued penalties and interest on unrecognized tax benefits are estimated to be $139,000.

At September 30, 2007, there have been no changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statue of limitations on open tax years, status of examinations and changes in management’s judgment. The Company is subject to U.S. federal income tax jurisdiction as well as multiple state and local tax jurisdictions as a result of doing business in most states. The Company’s federal tax returns are subject to examination from 2004 to the present, while state income tax returns are generally open from 2003 forward, and vary by individual state statutes of limitation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; including an Amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits entities to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 159.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies.  The Bank has recently expanded to provide commercial loans to businesses, including real estate based and unsecured revolving lines of credit.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

The Company’s direct finance and interest income includes interest income earned on the Company’s investment in lease receivables, residuals and commercial loans. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of lease property (“lease extensions”) while income from operating leases generally involves lease extensions that are accounted for as an operating lease rather than as a sales-type lease.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year.  As a result, changes in interest rates in general have a greater impact on the income earned on the investment in lease receivables and loans, securities and other interest earning assets, with less impact on interest expense.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2007.

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

Net earnings for the first quarter of fiscal 2008 of $2.0 million were unchanged from the same period of the prior year as an increase in net direct finance, loan and interest income after provision for lease and loan losses was offset by a decrease in other income and higher selling, general and administrative expenses.  The net investment in leases and loans of $236.1 million at September 30, 2007 was up slightly from the balance at June 30, 2007, but increased by $20.2 million, or 9%, from the balance at September 30, 2006.  The increased investment in leases and loans from the year before, along with higher interest rates, contributed to the growth in direct finance income in the quarter.

New lease and loan bookings for the first three months of fiscal 2008 of $41.2 million decreased 4% from the same quarter of the prior year.  The volume of new lease commitments approved during the first quarter (“lease originations”) was down 31% from the first quarter of fiscal 2007, however, supported by the high volume of originations during the end of fiscal 2007, the backlog of approved lease commitments at September 30, 2007 remained relatively unchanged from the level of the prior year.

The Bank’s investment in leases and loans of $132.3 million at September 30, 2007 represented 56% of the Company’s consolidated investment, and was up 4% from June 30, 2007.  To fund this portfolio, demand, money market and time deposits increased by 6% to $112.3 million from $105.5 million at June 30, 2007.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2007, net earnings of $2.0 million remained unchanged compared to the first quarter ended September 30, 2006.  Diluted earnings per share were $.18 for the first quarter of both fiscal years.

Net Direct Finance and Interest Income -- Net direct finance and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning investments and interest paid on deposits or other borrowings. Net direct finance and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

Net direct finance and interest income was $5.2 million for the quarter ended September 30, 2007, compared to $4.9 million for the quarter ended September 30, 2006, an increase of $380,000, or 8%.  Direct finance and interest income on leases and loans of $6.1 million increased by $630,000, or 12%, as a result a 10% increase in the average investment in leases and loans held in the Company’s own portfolio along with a 21 basis point increase in the average yield earned. Investment income increased slightly to $496,000 due to a 43 basis point improvement in yields offset by lower investment balances.  Interest expense on deposits was $1.3 million for the first quarter of fiscal 2008 compared to $1.1 million for the same quarter of the prior year, reflecting a 13% increase in the average balances of interest bearing deposits and a 48 basis point increase in the average interest rates paid.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for lease and loan losses by volume and rate:

	Quarter ended
	September 30, 2007 vs 2006
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases and loans	$569	$61	$630
Discounted lease rentals	(35)	3	(32)
Federal funds sold	(17)	(11)	(28)
Federal funds sold	36	(31)	5
Investment securities	9	5	14
Interest-bearing deposits with banks	(48)	39	(9)
	531	77	608

Interest expense
Non-recourse debt	(35)	3	(32)
Demand and savings deposits	(10)	7	(3)
Time deposits	148	115	263
	103	125	228
	$428	$(48)	$380

The following table presents the Company’s average balance sheets, direct finance and interest income on leases and loans and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended September 30, 2007			Quarter ended September 30, 2006
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets
Interest-earning deposits with banks	$19,479	$166	3.4%	$26,838	$175	2.6%
Federal funds sold	24,510	298	4.9%	21,818	293	5.4%
Investment securities	1,835	32	7.0%	1,240	18	5.8%
Net investment in leases and loans,
including discounted lease rentals (1,2)	241,198	6,185	10.3%	221,304	5,587	10.1%
Total interest-earning assets	287,022	6,681	9.3%	271,200	6,073	9.0%
Other assets	47,303			46,128
	$334,325			$317,328

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$6,677	78	4.6%	$7,633	81	4.2%
Time deposits	97,967	1,269	5.1%	85,417	1,006	4.7%
Non-recourse debt (1)	5,797	91	6.3%	8,081	123	6.1%
Total interest-bearing liabilities	110,441	1,438	5.2%	101,131	1,210	4.8%
Other liabilities	25,501			22,033
Stockholders' equity	198,383			194,164
	$334,325			$317,328

Net direct finance and interest income		$5,243			$4,863
Net direct finance and interest income to
average interest-earning assets			7.3%			7.2%
Average interest-earning assets over
average interest-bearing liabilities			259.9%			268.2%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $5.8 million and $8.1 million for the quarters ended September 30, 2007 and 2006, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease and Loan Losses -- The Company made a provision for lease and loan losses in the first quarter of fiscal 2007 of $40,000, compared to a $30,000 provision for the same period in the prior year.  The provision related primarily to the growth and slight increase in the risk profile of the Bank portfolio.

Other Income -- Total other income for the quarter ended September 30, 2007 decreased by $285,000, or 12.9%, to $1.9 million, compared to $2.2 million for the same quarter of the prior fiscal year.  The decrease was due to a $178,000 decrease in gain on sale of leases and leased property and a $104,000 decrease in income from operating and sales-type leases, which reflected a decrease in the investment in leases coming to end of term.   There was no change in the level of other fee income between periods.

Selling, General and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) reported during the first quarter of fiscal 2008 increased $139,000, or 4.2%, to $3.9 million compared to $3.7 million for the first quarter of fiscal 2007.  The increase in SG&A expenses is primarily due to increased costs related to the sales organization during the period. SG&A expenses in the first quarter of fiscal 2008 include a higher deferral of initial direct costs of $1.1 million, compared to $890,000 in the first quarter fiscal 2007.

Income Taxes -- Income taxes were accrued at a tax rate of 37.5% for the first quarter ended September 30, 2007 compared to 38.25% for the first quarter ended September 30, 2006 representing the estimated annual tax rate for the fiscal years ending June 30, 2008 and 2007, respectively.

Financial Condition Analysis

Lease and Loan Portfolio Analysis

The Company’s risk assets are comprised primarily of leases for capital assets to businesses and other commercial or non-profit organizations, with 2% related to commercial loans. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds almost all new lease transactions internally, while only a small portion of lease receivables are assigned to other financial institutions. During the first quarter ended September 30, 2007, approximately 98% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 91% during the first quarter of fiscal 2007. During the quarter ended September 30, 2007, the Company’s net investment in leases and loans increased by $4.3 million from June 30, 2007. This increase includes a $5.7 million in commercial loans booked at the Bank, a $443,000 increase in the investment in estimated residual values, offset by a $1.8 million decrease in the Company’s investment in lease receivables. The increase in the investment in leases and loans is primarily due to the new loans booked at the Bank, while the increase in investment in residual values is due to higher residual values being recorded on a slightly higher volume of leases being booked on which the Company records a residual value.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2007, the Company’s investment in property acquired for transactions in process of $41.2 million related to approximately $106.0 million of approved lease commitments.  This investment in transactions in process was up from $34.7 million at June 30, 2007, which related to approved lease commitments of $122.7 million, and from $39.0 million at September 30, 2006, which related to approved lease commitments of $106.1 million.

The Company monitors the performance of all leases and loans held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases and loans ten or more days delinquent is conducted. Customers who are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases and loans will generally be discontinued when the customer becomes ninety days or more past due on its lease payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubt about the ability of the customer to meet its lease obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors.  There were no non-performing loans as of September 30, 2007.

The following table summarizes the Company’s non-performing leases:

	September 30, 2007	June 30, 2007
Non-performing Leases	(dollars in thousands)
Non-accrual leases	$1,596	$1,133
Restructured leases	337	452
Leases past due 90 days (other than above)	41	-
Total non-performing capital leases	$1,974	$1,585
Non-performing assets as % of net investment
in leases before allowances	0.8%	0.7%

The increase in non-performing leases at September 30, 2007 compared to June 30, 2007 is primarily due to one lease placed on non-accrual during the quarter.  In addition to the non-performing capital leases identified above, there was $436,000 of investment in capital leases at September 30, 2007 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $733,000 at June 30, 2007. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease and loan losses.

Allowance for Lease and Loan Losses

The allowance for lease and loan losses provides coverage for probable and estimatable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions in process. Lease and loan receivables or residuals on leases are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio.

	Three months ended
	September 30,
	2007	2006
	(dollars in thousands)
Property acquired for transactions in process before allowance	$41,231	$39,113
Net investment in leases and loans before allowance	239,511	219,135
Net investment in “risk assets”	$280,742	$258,248

Allowance for lease and loan losses at beginning of period	$3,344	$3,637
Charge-off of lease investment	-	(374)
Recovery of amounts previously written off	68	-
Provision for lease and loan losses	40	30
Allowance for lease and loan losses at end of period	$3,452	$3,293

Allowance for lease and loan losses as a percent of net investment
in leases and loans before allowances	1.4%	1.5%
Allowance for lease and loan losses as a percent of “risk assets”	1.2%	1.3%

The allowance for lease and loan losses increased $159,000 to $3.5 million (1.4% of net investment in leases and loans before allowances) at September 30, 2007 from $3.4 million (1.5% of net investment in leases before allowances) at June 30, 2007. This allowance consisted of $896,000 allocated to specific accounts that were impaired and $2.56 million that was available to cover losses inherent in the portfolio. This compared to $913,000 allocated to specific accounts at June 30, 2007 and $2.43 million available for losses inherent in the portfolio at that time. The decrease in the specific allowance at September 30, 2007 primarily relates to the decrease in specifically identified problems during the quarter.  The Company considers the allowance for lease and loan losses of $3.5 million at September 30, 2007 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease and loan losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease and loan losses by increasing credit risk and the risk of potential loss even further.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2007 and June 30, 2007, the Company’s cash and cash equivalents were $45.5 million and $46.1 million, respectively.  Stockholders’ equity at September 30, 2007 was $199.4 million, or 59% of total assets, compared to $197.7 million, or 60% of total assets, at June 30, 2007.  At September 30, 2007, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $112.3 million at September 30, 2007, compared to $101.0 million at September 30, 2006. The $11.3 million increase was used to fund leases and loans and maintain liquidity at the Bank.  The following table presents average balances and average rates paid on deposits for the quarters ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007		2006
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest bearing demand deposits	$1,679	n/a	$1,043	n/a
Interest-bearing demand deposits	62	0.44%	46	0.49%
Money market deposits	6,615	4.67%	7,587	4.24%
Time deposits, less than $100,000	47,689	5.15%	45,856	4.67%
Time deposits, $100,000 or more	$50,278	5.13%	$39,561	4.68%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2007, the Company had outstanding non-recourse debt aggregating $5.6 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of September 30, 2007. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$104,475	$75,524	$28,951	$-
Deposits without a stated maturity	7,801	7,801	-	-
Operating lease rental expense	1,020	1,020	-	-
Lease property purchases (1)	61,004	61,004	-	-
Total contractual commitments	174,300	145,349	28,951	-
Contractual Cash Receipts
Lease and loan payments receivable (2,3)	257,543	114,093	141,115	2,335
Cash – current balance	45,510	45,510	-	-
Total projected cash availability	303,053	159,603	141,115	2,335
Net projected cash inflow	$128,753	$14,254	$112,164	$2,335

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease restructures, charge-offs and other factors.
(3)
Does not include amounts to be received related to transactions in process already funded and the unfunded lease property purchases included above, which together aggregate to $106.0 million at September 30, 2007. The timing and amount of repayment cannot be determined until a lease commences.

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

At September 30, 2007, the Company had $45.5 million invested in securities of very short duration, including $27.1 million in federal funds sold and securities purchased under agreements to resell. The Company’s investment in lease payments receivable and loan principal of $257.5 million consists of leases with fixed rates and loans with variable rates, however, $114.1 million of such investment is due within one year of September 30, 2007. This compares to the Bank’s interest bearing deposit liabilities of $112.3 million, 74% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at September 30, 2007, the Company had assets of $159.6 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $83.3 million.  Given the current structure of the consolidated balance sheet, as interest rates increase, interest income on the Company’s short-term investment position increases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to be increase. Conversely, as interest rates decline, the Company’s earnings will be impacted by lower yields on cash investments and lease investments, with less offsetting benefit from declining interest expense.

As the banking operations of the Company have grown and the Bank’s deposits represent a greater portion of the Company’s liabilities, the Company is subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. The Bank measures its asset/liability position through duration measures and sensitivity analysis, and calculates the potential effect on earnings using maturity gap analysis. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. After a "baseline" net interest income is determined, using assumptions that the Bank deems reasonable, market interest rates are raised or lowered by 100 to 300 basis points instantaneously, parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.  The results of this analysis on the Bank currently are not material to the Company as a whole.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2007:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1, 2007 - July 31, 2007	-	$-	504,335
August 1, 2007 - August 31, 2007	-	$-	504,335
September 1, 2007 - September 30, 2007	-	$-	504,335
	-	$-
1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	20

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	21

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	22

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant
Date: November 12, 2007	By:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and Accounting Officer)