Form 10-Q
period 2007-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2008-02-08
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                                                                                 (949) 255-0500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐           No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 1, 2008 was 11,414,753.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS

Cash and due from banks	$21,233	$21,732
Federal funds sold and securities purchased under
agreements to resell	29,220	24,390
Total cash and cash equivalents	50,453	46,122
Investment securities	3,279	2,563
Net receivables	1,552	1,345
Property acquired for transactions in process	27,952	34,720
Net investment in leases and loans	246,062	231,830
Net property on operating leases	386	303
Income taxes receivable	1,802	4,331
Other assets	1,755	1,734
Discounted lease rentals assigned to lenders	5,334	6,239

	$338,575	$329,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$5,387	$3,865
Accrued liabilities	3,619	3,695
Demand and money market deposits	7,812	8,292
Time certificates of deposit	108,255	97,178
Lease deposits	5,199	4,771
Non-recourse debt	5,334	6,239
Deferred income taxes – including income taxes payable, net	4,149	7,480

	139,755	131,520

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,068,457 (December 2007) and 11,138,425 (June 2007) issued and outstanding	111	111
Additional paid in capital	3,852	4,091
Retained earnings	195,197	193,485
Other comprehensive loss, net of tax	(340)	(20)
	198,820	197,667
	$338,575	$329,187

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Direct finance and loan income	$6,478	$6,659	$12,571	$12,123
Interest and investment income	492	493	988	979

Total direct finance and interest income	6,970	7,152	13,559	13,102

Interest expense on deposits	1,466	1,183	2,813	2,270
Provision for lease and loan losses	90	(250)	130	(220)

Net direct finance and interest income after
provision for lease and loan losses	5,414	6,219	10,616	11,052

Other income
Operating and sales-type lease income	870	1,261	1,697	2,192
Gain on sale of leases and leased property	710	1,081	1,640	2,188
Other fee income	132	254	286	412

Total other income	1,712	2,596	3,623	4,792

Gross profit	7,126	8,815	14,239	15,844

Selling, general and administrative expenses	4,232	3,849	8,120	7,599

Earnings before income taxes	2,894	4,966	6,119	8,245

Income taxes	1,085	1,900	2,295	3,154

Net earnings	$1,809	$3,066	$3,824	$5,091

Basic earnings per common share	$.16	$.27	$.34	$.46

Diluted earnings per common share	$.16	$.27	$.34	$.44

Dividends declared per common share outstanding	$.12	$.11	$.24	$.22

Weighted average common shares outstanding	11,098	11,179	11,118	11,174

Diluted common shares outstanding	11,342	11,511	11,393	11,529

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,824	$5,091
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	295	317
Stock-based compensation expense	35	66
Leased property on operating leases, net	(105)	(420)
Interest accretion of estimated residual values	(749)	(699)
Gain on sale of leased property and sales-type lease income	(1,241)	(2,210)
Provision for lease and losses	130	(220)
Deferred income taxes, including income taxes payable	(1,978)	(3,921)
(Increase) decrease in net receivables	(207)	695
Decrease in income taxes receivable	2,529	3,115
Net increase in accounts payable and accrued liabilities	1,446	1,455
Increase (decrease) in lease deposits	428	(398)
Net cash provided by operating activities	4,407	2,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(73,615)	(71,537)
Payments received on lease receivables and loans	65,120	67,445
Proceeds from sales of leased property and sales-type leases	2,892	4,481
Purchase of investment securities	(1,206)	(1,608)
Pay down of investment securities	17	205
Net increase in other assets	(295)	(122)
Net cash used for investing activities	(7,087)	(1,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	11,077	6,633
Net decrease in demand and money market deposits	(480)	(1,451)
Payments to repurchase common stock	(974)	-
Dividends to stockholders	(2,665)	(2,458)
Proceeds from exercise of stock options	53	180
Net cash provided by financing activities	7,011	2,904

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,331	4,639
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,122	40,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,453	$45,386

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(905)	$(728)
Estimated residual values recorded on leases	$(1,506)	$(1,557)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$2,824	$2,274
Income Taxes	$1,744	$3,975

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Six months ended December 31, 2006
Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$-	$193,527

Comprehensive income
Net earnings	-	-	-	5,091	-	5,091
Unrealized loss on
investment securities, net of tax	-	-	-	-	(25)	(25)
Total comprehensive income						5,066

Shares issued -
Stock options exercised	19,850	-	180	-	-	180

Stock-based
compensation expense	-	-	66	-	-	66

Dividends declared	-	-	-	(2,458)	-	(2,458)

Balance, December 31, 2006	11,181,358	$112	$4,002	$192,292	$(25)	$196,381

Six months ended December 31, 2007
Balance, June 30, 2007	11,138,425	$111	$4,091	$193,485	$(20)	$197,667

Cumulative effect of applying
provisions of FIN 48 (Note 6)	-	-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	3,824	-	3,824
Unrealized loss on
investment securities, net of tax	-	-	-	-	(320)	(320)
Total comprehensive income						3,504

Shares issued -
Stock options exercised	5,032	-	53	-	-	53

Shares repurchased	(75,000)	-	(327)	(647)	-	(974)

Stock-based
compensation expense	-	-	35	-	-	35

Dividends declared	-	-	-	(2,665)	-	(2,665)

Balance, December 31, 2007	11,068,457	$111	$3,852	$195,197	$(340)	$198,820

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2007 and the statements of earnings for the three and six month periods, and cash flows and stockholders’ equity for the six month periods ended December 31, 2007 and 2006. The results of operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2008.

NOTE 2 – STOCK-BASED COMPENSATION

At December 31, 2007 the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2007 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the three and six months ended December 31, 2007, the Company recognized pre-tax stock-based compensation expense of $14,239 and $34,741, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years ended June 2001 through June 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of December 31, 2007, approximately $40,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 10 months.

The following table summarizes the stock option activity for the periods indicated:

	Six months ended December 31, 2007		Six months ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	860,229	$8.91	945,767	$9.02
Exercised	(5,032)	10.50	(19,850)	9.08
Canceled/expired	(14,240)	13.68	-	-
Options outstanding at end of period	840,957	$8.81	925,917	$9.02
Options exercisable	823,638		881,125

As of December 31, 2007
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	580,081	2.91	$7.49	568,536	$7.47
9.96 - 12.49	211,616	2.81	11.22	205,842	11.20
13.64 - 15.27	49,260	0.47	14.02	49,260	14,02
$5.20 - $15.27	840,957	2.74	$8.81	823,638	$8.79

NOTE 3 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available for sale.  The amortized cost, fair value, and carrying value of investment securities at December 31, 2007 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$1,509	$14	$-	$1,523	$1,509
Federal Reserve Bank Stock	1,055	-	-	1,055	1,055
Total held-to-maturity	$2,564	$14	-	$2,578	$2,564

Available-for-sale
Marketable securities	1,220	-	(505)	715	715
Total investment securities	$3,784	$14	$(505)	$3,293	$3,279

The unrealized gain on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates and the contractual cash flows are guaranteed by an agency of the U. S. government.  Accordingly, it is expected that the securities would not be settled at a price greater or less than the amortized cost of the Company’s investment.

Securities classified as “available for sale” may be sold in the future. These securities are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes as a component of shareholders’ equity.

NOTE 4 – NET INVESTMENT IN LEASES AND LOANS

The Company's net investment in leases and loans consists of the following:

	December 31, 2007	June 30, 2007
	(in thousands)
Minimum lease payments receivable	$262,405	$253,802
Estimated residual value	13,511	12,847
Less unearned income	(32,070)	(31,543)
Net investment in leases before allowances	243,846	235,106
Commercial loans	5,684	-
Net investment in leases and loans before allowances	249,530	235,106
Less allowance for lease and loan losses	(3,366)	(3,124)
Less valuation allowance for estimated residual value	(102)	(152)
Net investment in leases and loans	$246,062	$231,830

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.8 million and $4.6 million at December 31, 2007 and June 30, 2007, respectively.

Commercial loans are reported at the principal amount outstanding net of unamortized nonrefundable fees and direct costs associated with their origination.

NOTE 5 – SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”, and a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.  Below is a summary of each segment’s financial results for the quarter and six months ended December 31, 2007 and 2006:

	Leasing	CalFirst	Bancorp and
	Companies	Bank	Eliminating Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2007
Net direct finance and interest income
after provision for lease and loan losses	$3,936	$1,433	$45	$5,414
Other income	1,581	131	-	1,712
Gross profit	$5,517	$1,564	$45	$7,126
Net earnings	$938	$402	$469	$1,809

Quarter ended December 31, 2006
Net direct finance and interest income
after provision for lease and loan losses	$4,928	$1,260	$31	$6,219
Other income	2,393	203	-	2,596
Gross profit	$7,321	$1,463	$31	$8,815
Net earnings	$2,082	$439	$545	$3,066

Six months ended December 31, 2007
Net direct finance and interest income
after provision for lease and losses	$7,784	$2,734	$98	$10,616
Other income	3,209	414	-	3,623
Gross profit	$10,993	$3,148	$98	$14,239
Net earnings	$2,022	$855	$947	$3,824

Six months ended December 31, 2006
Net direct finance and interest income
after provision for lease and losses	$8,652	$2,352	$48	$11,052
Other income	4,470	322	-	4,792
Gross profit	$13,122	$2,674	$48	$15,844
Net earnings	$3,291	$720	$1,080	$5,091

Total assets at December 31, 2007	$177,526	$181,496	$(20,447)	$338,575
Total assets at December 31, 2006	$175,989	$146,687	$(3,892)	$318,784

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

At December 31, 2007, there have been no changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statue of limitations on open tax years, status of examinations and changes in management’s judgment. The Company is subject to U.S.federal income tax jurisdiction as well as multiple state and local tax jurisdictions as a result of doing business in most states. The Company’s federal tax returns are subject to examination from 2004 to the present, while state income tax returns are generally open from 2003 forward, and vary by individual state statutes of limitation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the fiscal year beginning July 1, 2008. The Company is currently assessing the potential impact the adoption of FAS 157 would have on our financial statements.

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

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies.  The Bank has recently expanded to provide commercial loans to businesses, including real estate based loans, secured and unsecured revolving lines of credit.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

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

The Company conducts its leasing business in a manner designed to mitigate risks. However, the assumption of risk is a key source of earnings in the leasing and banking industries and the Company is subject to risks through its investment in lease receivables held in its own portfolio, commercial loans, lease transactions in process, and residual investments. The Company takes steps to manage risks through the implementation of strict credit management processes and on-going risk management review procedures.

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

Net earnings for the second quarter and six months ended December 31, 2007 were down 41% and 25% when compared to the second quarter and six month period of fiscal 2007, respectively. The large percentage decline is largely due to the comparison to prior period results that included $1.4 million in pretax income from a recovery and resolution of problem accounts and the recognition of accelerated income on early terminations.  Without this, net income for the three and six month periods ended December 31, 2007 declined 17.9% and 9.5%, respectively.

The net investment in leases and loans of $246.1 million at December 31, 2007 was up 6% from the balance at June 30, 2007.  New lease and loan bookings for the three and six month periods of fiscal 2008 of $44.4 million and $85.6 million, respectively, were 17% and 11% less than the same periods of the prior year. The volume of new lease and loan commitments approved (“originations”) during the second quarter fiscal 2008 is up about 20% from same period of fiscal 2007, while originations for the six month period of fiscal 2008 are within 1% of the first six months of fiscal 2007.  As a result, the backlog of approved lease commitments is approximately 5% below the level of the prior year.

The Bank’s investment in leases and loans of $142.4 million at December 31, 2007 represented 58% of the Company’s consolidated investment, and was up 12% from June 30, 2007.  To fund this portfolio, demand, money market and time deposits increased by 10% to $116.1 million from $105.5 million at June 30, 2007.

Consolidated Statement of Earnings Analysis

Summary -- For the second quarter ended December 31, 2007, net earnings of $1.8 million decreased $1.3 million, or 41.0%, compared to $3.1 million for the second quarter ended December 31, 2006.  Diluted earnings per share decreased 40.1% to $0.16 per share for the second quarter of fiscal 2008, compared to $0.27 per share for the second quarter of the prior year.   The results for the second quarter of fiscal 2008 reflect a 13.0% decrease in net direct finance, loan and interest income after provision for lease and loan losses, a 34.1% decline in other income, and a 9.9% increase in selling, general and administrative (“SG&A”) expenses.

For the six months ended December 31, 2007, net earnings of $3.8 million decreased $1.3 million, or 24.9%, compared to the six months ended December 31, 2006.  Diluted earnings per share decreased 24.0% to $0.34 for the first six months of fiscal 2008 compared to $0.44 for the same period of the prior year.  Net direct finance, loan and interest income after provision for lease and loan losses decreased 3.9%, while other income decreased 10.1%.

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

Net direct finance and interest income was $5.5 million for the quarter ended December 31, 2007, a $465,000, or 7.8%, decrease compared to the same quarter of the prior year.  Direct finance and loan income of $6.5 million decreased by $181,000 primarily as a result of a 97 basis point decrease in average yields earned, which offset a 6.1% increase in the average investment in leases and loans held in the Company’s own portfolio.  The prior period results include the acceleration of direct finance income of $439,000, as well as $102,000 of direct finance income recognized as part of the bankruptcy resolution.  Excluding this, direct finance and loan income would have increased by $359,000.  Interest income on investments remained flat as lower average investment balances offset a 7 basis point increase in interest rates earned during the period.  Interest expense on deposits was $1.5 million for the second quarter of fiscal 2008 compared to $1.2 million for the same quarter of the prior year. The increase includes the impact of an 18.6% increase in average deposit balances together with an increase in the average interest rate paid from approximately 4.90% to 5.12%.

For the six months ended December 31, 2007, net direct finance and interest income was $10.7 million, $86,000 or less than 1% below the same period of the prior year.  Direct finance and loan income of $12.6 million increased by $448,000, or 3.7%, reflecting a 7.6% increase in the average investment in leases and loans held in our own portfolio offset by a 39 basis point decrease in average yields earned.  Excluding the transaction noted above, direct finance and loan income would have increased by $990,000.  Interest income on investments increased by $9,000 due to a 16 basis point increase in interest rates earned offset by slightly lower average investment balances during the period.  Interest expense on deposits was $2.8 million for the first six months of fiscal 2008, compared to $2.3 million for the same period of the prior year. The increase reflected a 15.6% increase in average deposit balances and an increase in the average rate paid from 4.77% to 5.11%.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2007 vs 2006			December 31, 2007 vs 2006
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases and loans	$406	$(587)	$(181)	$919	$(471)	$448
Discounted lease rentals	(40)	2	(38)	(74)	4	(70)
Federal funds sold	113	(62)	51	173	(116)	57
Investment securities	11	10	21	22	13	35
Interest-earning investments	(68)	(5)	(73)	(113)	30	(83)
	422	(642)	(220)	927	(540)	387
Interest expense
Non-recourse debt	(40)	2	(38)	(74)	4	(70)
Demand and money market deposits	2	(1)	1	(9)	7	(2)
Time certificates of deposits	219	63	282	364	181	545
	181	64	245	281	192	473
	$241	$(706)	$(465)	$646	$(732)	$(86)

The following tables present the Company’s average balance sheets, direct finance income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2007			December 31, 2006
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$19,007	$122	2.6%	$29,123	$196	2.7%
Federal funds sold	28,415	332	4.7%	20,229	280	5.5%
Investment securities	2,406	38	6.3%	1,474	17	4.6%
Net investment in leases and loans,
including discounted lease rentals (1,2)	247,031	6,564	10.6%	235,663	6,784	11.5%
Total interest-earning assets	296,859	7,056	9.5%	286,489	7,277	10.2%
Other assets	40,225			37,051
	$337,084			$323,540

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$7,259	84	4.6%	$7,074	83	4.7%
Time deposits	106,411	1,382	5.2%	88,768	1,100	4.9%
Non-recourse debt	5,350	86	6.4%	7,866	125	6.4%
Total interest-bearing liabilities	119,020	1,552	5.2%	103,708	1,308	5.0%
Other liabilities	18,505			24,329
Shareholders' equity	199,559			195,503
	$337,084			$323,540

Net direct finance, loan and interest income		$5,504			$5,969
Net direct finance, loan and interest income
to average interest-earning assets			7.4%			8.3%
Average interest-earning assets over
average interest-bearing liabilities			249.4%			276.2%

	Six months ended			Six months ended
	December 31, 2007			December 31, 2006
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$19,357	$288	3.0%	$27,801	$371	2.7%
Federal funds sold	26,376	630	4.8%	20,254	573	5.7%
Investment securities	2,148	70	6.5%	1,327	35	5.3%
Net investment in leases and loans,
including discounted lease rentals (1,2)	243,515	12,749	10.5%	229,125	12,371	10.8%
Total interest-earning assets	291,396	13,737	9.4%	278,507	13,350	9.6%
Other assets	43,099			40,961
	$334,495			$319,468

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$6,968	162	4.6%	$7,354	164	4.4%
Time deposits	102,189	2,651	5.1%	87,092	2,106	4.8%
Non-recourse debt	5,574	178	6.4%	7,958	248	6.2%
Total interest-bearing liabilities	114,731	2,991	5.2%	102,404	2,518	4.9%
Other liabilities	20,859			22,183
Shareholders' equity	198,905			194,881
	$334,495			$319,468

Net direct finance, loan and interest income		$10,746			$10,832
Net direct finance, loan and interest income
to average interest-earning assets			7.4%			7.8%
Average interest-earning assets over
average interest-bearing liabilities			254.0%			272.0%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $5.3 million and $7.7 million at December 31, 2007 and 2006, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease and Loan Losses  -- The Company recorded a provision for lease and loan losses of $90,000 in the second quarter of fiscal 2008, compared to a negative provision of $250,000 in the second quarter of fiscal 2007.  For the six month period ended December 31, 2007, the provision was $130,000 compared to a negative provision of $220,000 for the same period of the prior fiscal year.  In fiscal year 2008, the provision related to the deterioration in credit quality of certain lessees, as well as growth in the portfolios. In fiscal year 2007, the provision reflects a recovery of $633,000 related to amounts written off on a bankruptcy transaction in prior years, which was offset by a $383,000 provision in the second quarter of fiscal 2007 and a $402,000 provision for six month period ended December 31, 2006.

Other Income  -- Total other income for the quarter ended December 31, 2007 decreased by $884,000, or 34.1%, to $1.7 million, compared to $2.6 million for the same quarter of the prior fiscal year.  The decrease in other income reflects a $371,000 decrease in gain on sales of leases and leased property, and a $391,000 decrease in operating and sales-type lease income.  The lower income from end of term transactions largely reflects lower excess values realized on the investment in residuals coming to end of term during the period.  Other fee income of $132,000 declined $122,000 as fee income collected declined.

For the first six months ended December 31, 2007, total other income was down 24.4% to $3.6 million, compared to $4.8 million for the six months ended December 31, 2006.  The gain on sale of leases and leased property of $1.6 million for the first six months of fiscal 2008 was $548,000 below the same period of the prior year as the excess values realized on residual investments coming to end of term declined.  Operating and sales-type lease income of $1.7 million decreased $495,000 during the first six months of fiscal 2008, as the volume of lease renewals decreased.  Other fee income of $286,000 declined $126,000 as fee income collected declined.

Selling, General, and Administrative (“S,G&A”) Expenses – During the second quarter and first six months of fiscal 2008, S,G&A expenses of $4.2 million and $8.1 million were up 9.9% and 6.9%, respectively.  During both periods, increased costs related to growth in the sales organization accounted for most of the increase.

Taxes– Income taxes were accrued at a tax rate of 37.50% for the three and six months ended December 31, 2007 compared to 38.25% for the same periods of the prior fiscal year representing the estimated annual tax rate for the fiscal years ending June 30, 2008 and 2007, respectively.

Financial Condition Analysis

Lease Portfolio Analysis

The Company’s risk assets are comprised primarily of leases for capital assets to businesses and other commercial or non-profit organizations, with 2% related to commercial loans. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds almost all new lease transactions internally, while only a small portion of lease receivables are assigned to other financial institutions. During the six months ended December 31, 2007 and 2006, approximately 97% and 98%, respectively, of the total dollar amount of new leases and loans booked by the Company were held in its own portfolio. During the six months ended December 31, 2007, the Company’s net investment in leases and loans increased by $14.2 million from June 30, 2007. This increase includes $5.7 million in commercial loans booked at the Bank, a $7.9 million increase in the Company’s investment in lease receivables and a $624,000 increase in the investment in estimated residual values. The increase in the investment in leases and loans is primarily due to new loans and leases held at the Bank, while the increase in investment in residual values is due to higher residual values being recorded on a slightly higher volume of leases being booked on which the Company records a residual value.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is generally obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2007, the Company’s investment in property acquired for transactions in process of $28.0 million related to approximately $84.7 million of approved lease commitments.  This investment in transactions in process was down from $34.7 million at June 30, 2007, which related to approved lease commitments of $122.7 million, but was up from $25.2 million at December 31, 2006, which related to approved lease commitments of $88.9 million.

The Company monitors the performance of all leases and loans held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases and loans ten or more days delinquent is conducted. Customers who are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases and loans generally will be discontinued when the customer becomes ninety days or more past due on its payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubt about the ability of the customer to meet its obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors.  There were no non-performing loans as of December 31, 2007.

The following table summarizes the Company’s non-performing leases:

	December 31, 2007	June 30, 2007
Non-performing Leases	(dollars in thousands)
Non-accrual leases	$1,312	$1,133
Restructured leases	260	452
Leases past due 90 days (other than above)	82	-
Total non-performing leases	$1,654	$1,585
Non-performing assets as % of net investment
in leases and loans before allowances	0.7%	0.7%

The increase in non-performing leases at December 31, 2007 from June 30, 2007 is primarily due to one lease placed on non-accrual, offset slightly by payments received. In addition to the non-performing capital leases identified above, there was $2.2 million of investment in capital leases at December 31, 2007 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared to $733,000 at June 30, 2007. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease losses.

Allowance for Lease and Loan Losses

The allowance for lease and loan losses provides coverage for probable and estimable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions in process. Lease and loan balances or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the portfolios.

	Six months ended
	December 31,
	2007	2006
	(dollars in thousands)
Property acquired for transactions in process before allowance	$28,020	$25,253
Net investment in leases and loans before allowance	249,530	236,821
Net investment in “risk assets”	$277,550	$262,074

Allowance for lease and loan losses at beginning of period	$3,344	$3,637
Charge-off of lease investment	(5)	(374)
Recovery of amounts previously written off	68	655
Provision for lease and loan losses	130	(220)
Allowance for lease and loan losses at end of period	$3,537	$3,698

Allowance for lease and loan losses as a percent of net investment
in leases and loans before allowances	1.4%	1.5%
Allowance for lease and loan losses as a percent of “risk assets”	1.3%	1.4%

The allowance for lease and loan losses decreased $161,000 to $3.5 million (1.4% of net investment in leases and loans before allowances) at December 31, 2007 from $3.7 million (1.5% of net investment in leases and loans before allowances) at June 30, 2007. This allowance consisted of $1.2 million allocated to specific accounts that were identified as impaired and $2.34 million that was available to cover losses inherent in the portfolio. This compared to $913,000 allocated to specific accounts at June 30, 2007 and $2.43 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at December 31, 2007 primarily relates to an increase in estimatable losses related to specifically identified problems.  The Company considers the allowance for lease and loan losses of $3.5 million at December 31, 2007 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease and loan losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease and loan losses by increasing credit risk and the risk of potential loss even further.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At December 31, 2007 and June 30, 2007, the Company’s cash and cash equivalents were $50.5 million and $46.1 million, respectively.  Stockholders’ equity of  $198.8 million at December 31, 2007, and $197.7 million at June 30, 2007 represented 58.7% and 60.0%, respectively, of total assets.  At December 31, 2007 the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $116.1 million at December 31, 2007, compared to $94.3 million at December 31, 2006. The $21.8 million increase was used to fund leases and loans and maintain liquidity at the Bank.  The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2007 and 2006:

	Six months ended December 31,
	2007		2006
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,420	n/a	$1,454	n/a
Interest-bearing demand deposits	95	0.47%	55	0.50%
Money market deposits	6,873	4.67%	7,298	4.45%
Time deposits less than $100,000	49,830	5.15%	44,987	4.77%
Time deposits, $100,000 or more	$52,359	5.14%	$42,105	4.82%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2007, the Company had outstanding non-recourse debt aggregating $5.3 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of December 31, 2007. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$108,255	$77,799	$30,456	$-
Deposits without a stated maturity	7,812	7,812	-	-
Operating lease rental expense	743	743	-	-
Lease property purchases and loan commitments (1)	66,267	66,267	-	-
Total contractual commitments	$183,077	$152,621	$30,456	$-
Contractual Cash Receipts
Lease and loan payments receivable (2,3)	$268,131	$117,378	$150,313	$440
Cash equivalents – current balance	50,453	50,453	-	-
Total projected cash availability	318,584	167,831	150,313	440

Net projected cash inflow	$135,507	$15,210	$119,857	$440

(1)	Disbursements to purchase property on approved leases or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease and loan restructures, charge-offs and other factors.
(3)
Does not include amounts to be received related to Transactions in process already funded and the unfunded lease property purchases included above, which together aggregate to $97.9 million at December 31, 2007. The timing and amount of repayment cannot be determined until the lease or loan commences.

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

At December 31, 2007, the Company had $50.5 million invested in securities of very short duration, including $29.2 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease and loan receivables of $268.1 million consists primarily of leases with fixed rates, however, $117.4 million of such investment is due within one year of December 31, 2007. This compares to the Bank’s interest bearing deposit liabilities of $116.1 million, of which $85.6 million, or 74%, mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at December 31, 2007, the Company had assets of $167.8 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $85.6 million.  Given the current structure of the consolidated balance sheet, as interest rates fall, interest income on the Company’s short-term investment positions decreases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to decrease.  As a result, the Company’s earnings will be impacted by lower yields on cash investments and lease investments, with less offsetting benefit from declining interest expense.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2007:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

October 1, 2007 – October 31, 2007	-	$-	504,335
November 1, 2007 - November 30, 2007	75,000	$13.00	429,335
December 1, 2007 - December 31, 2007	-	$-	429,335
	75,000	$13.00

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6.EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	22

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	23

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

Date:	February 8, 2008	By:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and Accounting Officer)