Form 10-K/A
period 2007-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2008-04-02
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File number 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	33-0964185
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

18201 Von Karman Avenue, Suite 800
Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(949) 255-0500

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2006 was $49,012,000.  Number of shares outstanding as of March 31, 2008: Common Stock 11,414,753.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2007.

CALIFORNIA FIRST NATIONAL BANCORP

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, initially filed with the Securities Exchange Commission (the “SEC”) on September 17, 2007, (the “Original Filing”) amends and restates the Signatures page of the Original Filing to identify the Principal Financial and Accounting Officer as required by General Instruction D(2)(a) of Form 10-K.

Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 14, 2007
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 14, 2007
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 14, 2007
S. Leslie Jewett	(Pirncipal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 14, 2007
Michael H. Lowry

/s/ Harris Ravine	Director	September 15, 2007
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 14, 2007
Danilo Cacciamatta

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

Date:	April 2 , 2008	By:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer