Form 10-Q
period 2008-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2008-05-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [Mark One]
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (949) 255-0500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☑ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of May 1, 2008, was 11,440,725.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2008 and June 30, 2007	3

	Consolidated Statements of Earnings - Three and nine months ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows – Nine months ended March 31, 2008 and 2007

		5

	Consolidated Statement of Stockholders’ Equity – Nine months ended March 31, 2008 and 2007

		6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19
Signature		20

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31,	June 30,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$23,154	$21,732
Federal funds sold and securities purchased under
agreements to resell	23,730	24,390
Total cash and cash equivalents	46,884	46,122
Investment securities	6,620	2,563
Net receivables	1,506	1,345
Property acquired for transactions in process	30,221	34,720
Net investment in leases and loans	251,092	231,830
Net property on operating leases	395	303
Income taxes receivable	1,433	4,331
Other assets	1,370	1,734
Discounted lease rentals assigned to lenders	5,135	6,239

	$344,656	$329,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,298	$3,865
Accrued liabilities	3,250	3,695
Demand and money market deposits	12,392	8,292
Time certificates of deposit	109,830	97,178
Lease deposits	4,940	4,771
Non-recourse debt	5,135	6,239
Deferred income taxes – including income taxes payable, net	4,151	7,480

	142,996	131,520

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,414,753 (March 31, 2008) and 11,138,425 (June 2007) issued and outstanding	114	111
Additional paid in capital	6,746	4,091
Retained earnings	195,312	193,485
Other comprehensive loss, net of tax	(512)	(20)
	201,660	197,667
	$344,656	$329,187

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Direct finance and loan income	$6,374	$6,324	$18,946	$18,447
Interest and investment income	501	468	1,489	1,447

Total direct finance, loan and interest income	6,875	6,792	20,435	19,894

Interest expense on deposits	1,442	1,147	4,255	3,417
Provision for lease and loan losses	450	100	580	(120)

Net direct finance, loan and interest income after
provision for lease and loan losses	4,983	5,545	15,600	16,597

Other income
Operating and sales-type lease income	603	1,362	2,300	3,554
Gain on sale of leases and leased property	669	728	2,308	2,917
Other fee income	158	255	444	666

Total other income	1,430	2,345	5,052	7,137

Gross profit	6,413	7,890	20,652	23,734

Selling, general and administrative expenses	4,039	4,002	12,159	11,600

Earnings before income taxes	2,374	3,888	8,493	12,134

Income taxes	890	1,487	3,185	4,641

Net earnings	$1,484	$2,401	$5,308	$7,493

Basic earnings per common share	$.13	$.21	$.47	$.67

Diluted earnings per common share	$.13	$.21	$.46	$.65

Dividends declared per common share outstanding	$.12	$.12	$.36	$.34

Weighted average common shares outstanding	11,388	11,186	11,208	11,177

Diluted common shares outstanding	11,604	11,509	11,460	11,526

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,308	$7,493
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	429	459
Stock-based compensation expense	49	99
Leased property on operating leases, net	(132)	(323)
Interest accretion of estimated residual values	(1,131)	(1,047)
Gain on sale of leased property and sales-type lease income	(1,709)	(3,686)
Provision for lease and loan losses	580	(120)
Deferred income taxes, including income taxes payable	(1,925)	(5,496)
(Increase) decrease in receivables	(161)	1,395
Decrease in income taxes receivable	2,898	3,351
Net decrease in accounts payable and accrued liabilities	(1,012)	(622)
Increase (decrease) in customer lease deposits	169	(504)
Net cash provided by operating activities	3,363	999

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(112,918)	(101,725)
Payments received on lease receivables and loans	96,279	97,820
Proceeds from sales of leased property and sales-type leases	4,136	6,620
Purchase of investment securities	(4,776)	(1,608)
Pay down of investment securities	23	207
Net increase in other assets	(25)	(144)
Net cash (used for) provided by investing activities	(17,281)	1,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	12,652	11,718
Net increase (decrease) in demand and money market deposits	4,100	(1,523)
Payments to repurchase common stock	(975)	(134)
Dividends to stockholders	(4,034)	(3,802)
Proceeds from exercise of stock options, including income tax benefits	2,937	323
Net cash provided by financing activities	14,680	6,582

NET CHANGE IN CASH AND CASH EQUIVALENTS	762	8,751
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,122	40,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,884	$49,498

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(1,104)	$(1,509)
Estimated residual values recorded on leases	$(1,878)	$(2,177)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$4,266	$3,422
Income Taxes	$2,102	$6,771

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Nine months ended March 31, 2007

Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$-	$193,527

Comprehensive income
Net earnings	-	-	-	7,493	-	7,493
Unrealized gain on
investment securities, net of tax	-	-	-	-	25	25
Total comprehensive income						7,518

Shares issued -
Stock options exercised	34,850	-	323	-	-	323

Shares repurchased	(10,000)	-	(61)	(73)	-	(134)

Stock-based compensation expense	-	-	99	-	-	99

Dividends declared	-	-	-	(3,802)	-	(3,802)

Balance, March 31, 2007	11,186,358	$112	$4,117	$193,277	$25	$197,531
Nine months ended March 31, 2008

Balance, June 30, 2007	11,138,425	$111	$4,091	$193,485	$(20)	$197,667

Cumulative effect of applying
provisions of FIN 48 (Note 6)	-	-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	5,308	-	5,308
Unrealized loss on
investment securities, net of tax	-	-	-	-	(492)	(492)
Total comprehensive income						4,816

Shares issued -
Stock options exercised, including
income tax benefits	351,328	4	2,933	-	-	2,937

Shares repurchased	(75,000)	(1)	(327)	(647)	-	(975)

Stock-based compensation expense	-	-	49	-	-	49

Dividends declared	-	-	-	(4,034)	-	(4,034)

Balance, March 31, 2008	11,414,753	$114	$6,746	$195,312	$(512)	$201,660

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (“Company”) Annual Report on Form 10-K for the year ended June 30, 2007. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2007 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2008 and the statements of earnings for the three and nine-month periods, and cash flows and stockholders’ equity for the nine month periods ended March 31, 2008 and 2007. The results of operations for the three and nine-month periods ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2008.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2008, the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2007 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the three and nine months ended March 31, 2008, the Company recognized pre-tax stock-based compensation expense of $14,239 and $48,980, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years ended June 2001 through June 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of March 31, 2008, approximately $28,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 6 months.

The following table summarizes the stock option activity for the periods indicated:

	Nine months ended March 31, 2008		Nine months ended March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	860,229	$8.91	945,767	$9.02
Exercised	(351,328)	8.05	(34,850)	9.26
Canceled/expired	(31,555)	14.26	-	-
Options outstanding at end of period	477,346	$9.18	910,917	$9.01
Options exercisable	462,336		868,434

As of March 31, 2008
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	233,785	3.13	$6.73	222,240	$6.62
9.96 - 13.64	243,561	2.27	11.54	240,096	11.54
$5.20 - $15.27	477,346	2.69	$9.18	462,336	$9.18

NOTE 3 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available for sale.  The amortized cost, fair value, and carrying value of investment securities at March 31, 2008 were as follows:

	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
	(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	$1,503	$32	$1,535	$1,503
Federal Reserve Bank stock	1,055	-	1,055	1,055
Total held-to-maturity	$2,558	$32	$2,590	$2,558

Available-for-sale
Marketable securities	4,790	(728)	4,062	4,062
Total investment securities	$7,348	$(696)	$6,652	$6,620

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

NOTE 4 – NET INVESTMENT IN LEASES AND LOANS

The Company's net investment in capital leases consists of the following:

	March 31, 2008	June 30, 2007
	(in thousands)
Minimum lease payments receivable	$255,867	$253,802
Estimated residual value	13,301	12,847
Less unearned income	(30,072)	(31,543)
Net investment in leases before allowances	239,096	235,106
Commercial loans	15,615	-
Net investment in leases and loans before allowances	254,711	235,106
Less allowance for lease and loan losses	(3,517)	(3,124)
Less valuation allowance for estimated residual value	(102)	(152)
Net investment in leases and loans	$251,092	$231,830

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $5.0 million and $4.6 million at March 31, 2008 and June 30, 2007, respectively.

NOTE 5 – SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation and Amplicon, Inc. (collectively, the “Leasing Companies”).  The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.  Below is a summary of each segment’s financial results for the quarter and nine months ended March 31, 2008 and 2007:

			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2008
Net direct finance, loan and interest income
after provision for lease and loan losses	$3,562	$1,341	$80	$4,983
Other income	1,178	252	-	1,430
Gross profit	$4,740	$1,593	$80	$6,413
Net income	$683	$427	$374	$1,484

Quarter ended March 31, 2007
Net direct finance, loan and interest income
after provision for lease and loan losses	$4,204	$1,288	$53	$5,545
Other income	1,933	412	-	2,345
Gross profit	$6,137	$1,700	$53	$7,890
Net income	$1,246	$588	$567	$2,401

Nine months ended March 31, 2008
Net direct finance, loan and interest income
after provision for lease and loan losses	$11,346	$4,075	$179	$15,600
Other income	4,387	665	-	5,052
Gross profit	$15,733	$4,740	$179	$20,652
Net income	$2,704	$1,282	$1,322	$5,308

Nine months ended March 31, 2007
Net direct finance, loan and interest income
after provision for lease and loan losses	$12,856	$3,639	$102	$16,597
Other income	6,403	734	-	7,137
Gross profit	$19,259	$4,373	$102	$23,734
Net income	$4,538	$1,308	$1,647	$7,493

Total assets at March 31, 2008	$173,394	$183,864	$(12,602)	$344,656
Total assets at March 31, 2007	$173,427	$155,464	$(8,452)	$320,439

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

At March 31, 2008, there have been no changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statue of limitations on open tax years, status of examinations and changes in management’s judgment. The Company is subject to U.S. federal income tax jurisdiction as well as multiple state and local tax jurisdictions as a result of doing business in most states. The Company’s federal tax returns are subject to examination from 2005 to the present, while state income tax returns are generally open from 2004 forward, and vary by individual state statutes of limitation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the fiscal year beginning July 1, 2008.  Relative to FAS 157, the FASB issued FASB Staff Position (“FSP”) 157-1 and 157-2.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13 “Accounting for Leases” and its relative interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the potential impact the adoption of FAS 157 would have on our financial statements.

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

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies.  The Bank has recently expanded to provide commercial loans to businesses, including real estate based, secured and unsecured revolving lines of credit.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables, residuals and commercial loans. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other fee income. Income from sales-type leases relates to the re-lease of lease property (“lease extensions”) while income from operating leases generally involves lease extensions that are accounted for as an operating lease rather than as a sales-type lease.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year.  As a result, changes in interest rates in general have a greater impact on the income earned on the investment in lease receivables, loans, securities and other interest earning assets, with less impact on interest expense.  As a higher percent of assets are funded through deposits raised at the Bank, rather than equity, the Company’s net interest margin has shrunk.

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

Net earnings for the third quarter ended March 31, 2008 were down 38% to $1.5 million, while net earnings for the nine months were down 29% to $5.3 million. The decline in both periods primarily has been caused by a significant decrease in other income as the income from lease extensions and sales of lease property has continued to fall. At the same time, growth in net direct finance, loan and interest income was constrained by disruptions in the credit markets that resulted in significant declines in treasury rates without a comparable decline in rates paid on deposits.  Yields earned on investments in short term securities, including federal funds, and new leases and loans, that generally are priced in relation to treasury rates, declined while costs for deposits were held up by competitive pressure from financial institutions’ efforts to raise deposits, particularly within the Bank’s niche of Internet banking. The result has been a squeeze on our net interest margin.

The net investment in leases and loans of $251.1 million at March 31, 2008 was up 8% from the balance at June 30, 2007.  Lease transactions booked in the third quarter of fiscal 2008 of $28.9 million were consistent with the prior year period, but with the expansion of the Bank’s commercial loan efforts, total loans and leases booked were up 38.3% to $39.9 million.  For the first nine months of fiscal 2008, lease bookings of $108.5 million were 13.4% lower than the first nine months of fiscal 2007; however, with the inclusion of commercial loans, total bookings were slightly ahead of the prior fiscal year.

The Bank’s investment in leases and loans of $149.7 million at March 31, 2008 represented 60% of the Company’s consolidated investment, and was up 17% from June 30, 2007.  To fund this portfolio, demand, money market and time deposits increased by 15.9% to $122.2 million from $105.5 million at June 30, 2007.

Consolidated Statement of Earnings Analysis

Summary -- For the third quarter ended March 31, 2008, net earnings of $1.5 million decreased $917,000, or 38%, compared to $2.4 million for the third quarter ended March 31, 2007.  Diluted earnings per share decreased 39% to $0.13 per share for the third quarter of fiscal 2008 compared to $0.21 per share for the third quarter of the prior year.  The results of the third quarter of fiscal 2008 reflect a $562,000 decrease in net direct finance, loan and interest income after provision for lease and loan losses, a $915,000 decrease in other income and an increase of $37,000 in SG&A expenses.

For the nine months ended March 31, 2008, net earnings of $5.3 million decreased $2.2 million, or 29%, from $7.5 million reported for the nine months ended March 31, 2007.  The large percentage decline is due in part to prior period results that included $1.4 million in pretax income from a recovery and the resolution of problem accounts and the recognition of accelerated income on early lease terminations. Without this, net income for the first nine months of fiscal 2008 would have declined 13%.  Diluted earnings per share for the nine months decreased 29% to $0.46 per share compared to $0.65 per share for the same period of fiscal 2007.  The results of the first nine months of fiscal 2008 reflect a $1.0 million decrease in net direct finance, loan and interest income after provision for lease and loan losses, a reduction of $2.1 million in other income and an increase of $559,000 in SG&A expenses.

Net Direct Finance, Loan and Interest Income  -- Net direct finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning investments and interest paid on deposits or other borrowings. Net direct finance, loan and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

Net direct finance, loan and interest income was $5.4 million for the quarter ended March 31, 2008, a $212,000, or 3.8%, decrease compared to the same quarter of the prior year.  Direct finance and loan income of $6.4 million increased by $50,000, or less than 1%, reflecting a 6% increase in the average investment in leases and loans held in the Company’s own portfolio, offset by a 57 basis point decrease in average yields earned.  Interest income on investments increased by $33,000 due to 22% increase in average investment balances offset by a 49 basis point decrease in average interest rates.  Interest expense paid on deposits was $1.4 million for the third quarter of fiscal 2008, up 26% from  $1.1 million for the same quarter of the prior year. The increase includes the impact of a 27% increase in average deposit balances offset only by a 3 basis point reduction in average interest rates paid to approximately 5.0%.

For the nine months ended March 31, 2008, net direct finance, loan and interest income was $16.2 million, a $297,000, or 2%, decrease from the same period of the prior year.  Direct finance and loan income of $18.9 million increased by $499,000, or 3%, reflecting a 45 basis point decrease in average yields earned that offset a 7% increase in the average investment in leases and loans held in our own portfolio. The prior period results benefited from the recognition of $541,000 of incremental direct finance and loan income.  Excluding this, direct finance and loan income would have increased by $1.0 million.  Interest income on investments increased by $42,000 due to a 5% increase in average investment balances offset by an 8 basis point decrease in average interest rates earned.  Interest expense on deposits was $4.3 million for the first nine months of fiscal 2008, an $838,000 increase from the same period of the prior year. The increase reflected a 19% increase in average deposit balances and a 21 basis point increase in the average rate paid to approximately 5.1%.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Three months ended			Nine months ended
	March 31, 2008 vs 2007			March 31, 2008 vs 2007
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases and loans	$401	$(351)	$50	$1,306	$(807)	$499
Discounted lease rentals	(35)	(4)	(39)	(109)	1	(108)
Federal funds sold	(17)	(11)	(28)	(17)	(11)	(28)
Federal funds sold	131	(111)	20	299	(221)	78
Investment securities	48	9	57	75	16	91
Interest-earning investments	(36)	(8)	(44)	(153)	26	(127)
	509	(465)	44	1,418	(985)	433
Interest expense
Non-recourse debt	(35)	(4)	(39)	(109)	1	(108)
Demand and money market deposits	22	(15)	7	13	(9)	4
Time certificates of deposits	282	6	288	645	189	834
	269	(13)	256	549	181	730
	$240	$(452)	$(212)	$869	$(1,166)	$(297)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

(dollars in thousands)	Quarter ended March 31, 2008			Quarter ended March 31, 2007
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$21,939	$179	3.3%	$26,151	$223	3.4%
Federal funds sold	29,504	246	3.3%	18,659	226	4.8%
Investment securities	4,894	75	6.1%	1,378	19	5.5%
Net investment in leases and loans,
including discounted lease rentals (1,2)	251,661	6,455	10.3%	239,049	6,443	10.8%
Total interest-earning assets	307,998	6,955	9.0%	285,237	6,911	9.7%
Other assets	34,575			32,235
	$342,573			$317,472
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$8,882	86	3.9%	$6,933	79	4.6%
Time deposits	108,879	1,356	5.0%	86,090	1,068	5.0%
Non-recourse debt	5,066	80	6.3%	7,194	119	6.6%
Total interest-bearing liabilities	122,827	1,522	5.0%	100,217	1,266	5.1%
Other liabilities	18,416			20,040
Shareholders' equity	201,330			197,215
	$342,573			$317,472
Net direct finance, loan and interest income		$5,433			$5,645
Net direct finance, loan and interest income to
average interest-earning assets			7.1%			7.9%
Average interest-earning assets over
average interest-bearing liabilities			250.8%			284.6%

	Nine months ended			Nine months ended
(dollars in thousands)	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$20,202	$468	3.1%	$27,124	$594	2.9%
Federal funds sold	27,343	877	4.3%	19,900	799	5.4%
Investment securities	3,205	144	6.0%	1,342	54	5.4%
Net investment in leases and loans,
including discounted lease rentals (1,2)	245,512	19,204	10.4%	231,918	18,814	10.8%
Total interest-earning assets	296,262	20,693	9.3%	280,284	20,261	9.6%
Other assets	40,584			38,454
	$336,846			$318,738
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$7,601	248	4.3%	$7,215	243	4.5%
Time deposits	104,403	4,007	5.1%	86,763	3,174	4.9%
Non-recourse debt	5,395	258	6.4%	7,678	367	6.4%
Total interest-bearing liabilities	117,399	4,513	5.1%	101,656	3,784	5.0%
Other liabilities	19,610			21,417
Shareholders' equity	199,837			195,665
	$336,846			$318,738
Net direct finance, loan and interest income		$16,180			$16,477
Net direct finance, loan and interest income to
average interest-earning assets			7.3%			7.8%
Average interest-earning assets over
average interest-bearing liabilities			252.4%			275.7%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $5.1 and $6.9 million at March 31, 2008 and 2007, respectively, offset each other and do not contribute to the Company’s net direct finance, loan and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Lease and Loan Losses  -- The Company recorded a provision for lease and loan losses of $450,000 in the third quarter of fiscal 2008, compared to a $100,000 provision made during the same period of the prior year.  The amount related to the deterioration in the credit quality of certain leases during the quarter and growth in the portfolio of leases and loans.  For the nine months ended March 31, 2008, the Company recognized a $580,000 provision for lease and loan losses, which compared to a net reduction in the provision for lease losses of $120,000 for the same period of the prior year. The increased provision largely relates to certain specific leases identified as potential problems, reflecting in part the deterioration seen in the economic environment.

Other Income  -- Total other income of $1.4 million for the quarter ended March 31, 2008 decreased $915,000, or 39%, from $2.3 million for the quarter ended March 31, 2007. The decrease in other income reflects a $759,000 decrease in operating and sales-type lease income and a $59,000 decrease in gain on sales of leases and leased property.  The lower income from end of term transactions was due almost entirely to lower income from lease extensions, which generally provide for a greater realization on the residual investment. Other fee income of $158,000 declined $97,000 as fee income earned declined.

For the nine months ended March 31, 2008, total other income was down 29.2% to $5.1 million compared to $7.1 million for the nine months ended March 31, 2007.  Operating and sales-type lease income of $2.3 million decreased $1.3 million as the volume of lease renewals decreased.  The gain on sale of leases and leased property of $2.3 million decreased $609,000 due to a significantly lower volume of leased property sales.  Other fee income decreased by $222,000 to $444,000 reflecting lower fees earned.

Selling, General, and Administrative Expenses -- S,G&A expenses remained flat at $4.0 million during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, while S,G&A expenses for the first nine months of fiscal 2008 increased 4.8% to $12.2 million compared to $11.6 million for the first nine months of fiscal 2007.  The increase in S,G&A expenses for the first nine months of fiscal 2008 is largely due to higher costs resulting from growth in the sales force, which expansion was contained in the third quarter of fiscal 2008 as well as other efforts to control expenses.

Taxes – Income taxes were accrued at a tax rate of 37.50% for the three and nine months ended March 31, 2008 compared to 38.25% for the same periods of the prior fiscal year representing the estimated annual tax rate for the fiscal years ending June 30, 2008 and 2007, respectively.

Financial Condition Analysis

Lease and Loan Portfolio Analysis

The Company’s risk assets are comprised primarily of leases for capital assets to businesses and other commercial or non-profit organizations, with 6% related to commercial loans. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds almost all new lease transactions internally, while only a small portion of lease receivables are assigned to other financial institutions. During the nine months ended March 31, 2008 and 2007, approximately 97% and 96%, respectively, of the total dollar amount of new leases and loans booked by the Company were held in its own portfolio. During the nine months ended March 31, 2008, the Company’s net investment in leases and loans increased by $19.3 million from June 30, 2007. This increase includes $15.6 million in commercial loans, a $3.0 million increase in the Company’s investment in lease receivables and a $632,000 increase in the investment in estimated residual values. The increase in the investment in leases and loans is primarily due to new loans and leases held at the Bank, while the increase in investment in residual values is due to higher residual values being recorded on a slightly higher volume of leases being booked on which the Company records a residual value.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated to make rental payments directly to the Company during the period that the transaction is in process, and the lessee is obligated to reimburse the Company for all disbursements under certain circumstances.  No income is recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2008, the Company’s investment in property acquired for transactions in process of $30.2 million related to approximately $96.5 million of approved lease commitments.  This investment in transactions in process was down $4.5 million from $34.7 million at June 30, 2007, which related to approved lease commitments of $122.7 million, and up $4.4 million from $25.8 million at March 31, 2007, which related to approved lease commitments of $88.8 million.

The Company monitors the performance of all leases and loans held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases and loans ten or more day’s delinquent is conducted. Lessees and loans that are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases and loans generally will be discontinued when the lease or loan becomes ninety days or more past due on its payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubts about the ability of the customer to meet its obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors.

The following table summarizes the Company’s non-performing capital leases:

	March 31, 2008	June 30, 2007
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$2,768	$1,133
Restructured leases	374	452
Leases past due 90 days (other than above)	-	-
Total non-performing capital leases	$3,142	$1,585
Non-performing assets as % of net investment
in capital leases before allowances	1.2%	0.7%

The increase in non-accrual leases is primarily due to two leases placed on non-accrual that were with companies that filed bankruptcy during the quarter. In addition to the non-performing capital leases identified above, there was $1.5 million of investment in capital leases at March 31, 2008 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $733,000 at June 30, 2007. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for lease and loan losses.

Allowance for Lease and Loan Losses

The allowance for lease and loan losses provides coverage for probable and estimatable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions in process. Lease, residual and loan balances are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the portfolios.

	Nine months ended
	March 31,
	2008	2007
	(dollars in thousands)
Property acquired for transactions in process before allowance	$30,439	$25,907
Net investment in leases and loans before allowance	254,711	235,328
Net investment in “risk assets”	$285,150	$261,235

Allowance for lease and loan losses at beginning of period	$3,344	$3,637
Charge-off of lease investment	(154)	(723)
Recovery of amounts previously written off	68	668
Provision for lease and loan losses	580	(120)
Allowance for lease and loan losses at end of period	$3,838	$3,462

Allowance for lease and loan losses as a percent of net investment
in leases and loans before allowances	1.5%	1.5%
Allowance for lease and loan losses as a percent of “risk assets”	1.3%	1.3%

The allowance for lease and loan losses increased $376,000 to $3.8 million (1.5% of net investment in leases and loans before allowances) at March 31, 2008 from $3.7 million (1.5% of net investment in leases and loans before allowances) at June 30, 2007. This allowance consisted of $1.4 million allocated to specific accounts that were identified as impaired and $2.42 million that was available to cover losses inherent in the portfolio. This compared to $913,000 allocated to specific accounts at June 30, 2007 and $2.43 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at March 31, 2008 primarily relates to an increase in estimatable losses related to specifically identified problems.  The Company considers the allowance for lease and loan losses of $3.8 million at March 31, 2008 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for lease and loan losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for lease and loan losses by increasing credit risk and the risk of potential loss even further.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At March 31, 2008 and June 30, 2007, the Company’s cash and cash equivalents were $46.9 million and $46.1 million, respectively.  Stockholders’ equity of  $201.7 million at March 31, 2008, and $197.7 million at June 30, 2007 represented 58.5% and 60.0%, respectively, of total assets.  At March 31, 2008, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $122.2 million at March 31, 2008, compared to $99.4 million at March 31, 2007. The $22.9 million increase was used to fund leases and loans and maintain liquidity at the Bank.  The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2008 and 2007:

	Nine months ended March 31,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,476	n/a	$1,390	n/a
Interest-bearing demand deposits	168	0.49%	56	0.50%
Money market deposits	7,433	4.44%	7,159	4.52%
Time deposits less than $100,000	51,052	5.11%	44,383	4.84%
Time deposits, $100,000 or more	$53,351	5.10%	$42,379	4.91%

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2008, the Company had outstanding non-recourse debt aggregating $5.1 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments as of March 31, 2008. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits	$109,830	$80,161	$29,669	$-
Deposits without a stated maturity	12,392	12,392	-	-
Operating lease rental expense	464	464	-	-
Commercial loan commitments	16,000	16,000	-	-
Lease property purchases (1)	62,232	62,232	-	-
Total contractual commitments	$200,918	$171,249	$29,669	$-
Contractual Cash Receipts
Lease payments receivable (2,3)	$271,692	$116,544	$145,527	$9,621
Cash equivalents – current balance	46,884	46,884	-	-
Marketable securities – available for sale	4,062	4,062	-	-
Total projected cash availability	322,638	167,490	145,527	9,621

Net projected cash inflow	$121,720	$(3,759)	$115,858	$9,621

(1)	Disbursements to purchase property on approved leases or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)	Based upon contractual cash flows; amounts could differ due to prepayments, lease and loan restructures, charge-offs and other factors.
(3)
Does not include amounts to be received related to transactions in process already funded and the unfunded lease property purchases included above, which together aggregate to $111.7 million at March 31, 2008. The timing and amount of repayment cannot be determined until the lease or loan commences.

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

At March 31, 2008, the Company had $46.9 million invested in securities of very short duration, including $23.7 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease and loan receivables of $271.7 million consists primarily of leases with fixed rates; however, $116.5 million of such investment is due within one year of March 31, 2008. This compares to the Bank’s interest bearing deposit liabilities of $122.2 million, 76% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at March 31, 2008, the Company had assets of $163.4 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $92.6 million.  Given the current structure of the consolidated balance sheet, as interest rates fall, interest income on the Company’s short-term investment position decreases, and future lease rates from direct financing leases, which often are based on United States Treasury rates, will tend to decrease. As a result, the Company’s earnings will be impacted by lower yields on these investments, with less offsetting benefit from declining interest expense.  In addition, net interest margin is susceptible to timing lags related to varying movements in market interest rates.   Many of Company’s leases and loans are tied to U.S. treasury rates, the prime rate or libor that have decreased to a greater degree than bank deposit rates due to competitive market factors. As a result, this can result in a greater decline in net interest income than indicated by the repricing asset and liability comparison.

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2008:

			Maximum number
	Total number		of shares that may
	Of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2008- January 31, 2008	-	$-	429,335
February 1, 2008- February 28, 2008	-	$-	429,335
March 1, 2008- March 31, 2008	-	$-	429,335
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Office	22

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	23

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant
DATE:	May 13, 2008	BY:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
(Principal Financial and
Accounting Officer)