Form 10-K
period 2008-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2008-09-26
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                                                                                                                                June 30, 2008______________

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                                                           ______________         to         ______________

Commission File number 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	33-0964185
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

18201 Von Karman Avenue, Suite 800, Irvine, CA  92612
(Address of principal executive offices)

Registrant's telephone number, including area code:	(949) 255-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2007 was $33,099,000.  Number of shares outstanding as of September 19, 2008: Common Stock 10,159,195.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2008.

California First National Bancorp and Subsidiaries

California First National Bancorp and Subsidiaries

PART I
ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with leasing and bank subsidiaries. The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively, the “Leasing Companies” and a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.

The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computer systems and networks and other technology-based assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration through sale or re-lease. CalFirst Bank also purchases finance receivables from the Leasing Companies and other third parties, and has expanded into commercial loans.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

Forward-Looking Statements

This Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Some of the risks and uncertainties that may cause our actual results or performance to differ materially from such forward-looking statements are included in “Item 1A. Risk Factors” of this report. All forward-looking statements are qualified in their entirety by this cautionary statement and the Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances arising after the date on which they were made.

Leasing Activities

The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The leases are structured individually and can provide end-of-term options to accommodate a variety of our customers’ objectives.  Approximately 34% and 39% of the leases booked in fiscal 2008 and 2007, respectively, involved computer workstations and networks, mid-range computers and computer software. Other major property groups during fiscal 2008 included furniture and fixtures (19%), manufacturing equipment (18%), medical equipment (8%), transportation (8%), and telecommunications systems (6%).

Computer Systems. Advances in technology, including the continually expanding capabilities of computer systems and the Internet, have led to ongoing demand for more powerful computer servers and communications networks. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products.  Computer networks generally range in cost from $100,000 to $3,000,000.  The computer systems and network products leased are manufactured by Apple Computers, Inc. (“Apple”), Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Gateway, Inc. (“Gateway”), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), and Lenova Group, Ltd, among many others.

Software.  Specialized application software packages and operating system software represent a significant portion of property leased. These application software packages typically range in cost from $50,000 to $1,000,000.  In addition to leasing stand-alone software packages, an increasing percentage of the cost of computer systems and networks consists of operating and application software. The software leased is acquired from vendors such as Microsoft Corporation, Oracle Corporation, Jenzabar, Inc., Parametric Technology Corporation, Infor Global Solutions, MSC Software Corporation, and SAP AG, among many others.

California First National Bancorp and Subsidiaries

Other Electronic and Production Equipment. Advances in technology have expanded the scope of other computer-based equipment utilized by our customer base.  Leased property includes automated manufacturing and distribution management systems that include complex computer controlled manufacturing and production systems, printing presses and warehouse distribution systems. Telecommunications systems include digital private branch equipment and switching equipment and more recently has expanded toward Voice over Internet Protocol (“VoIP”) systems, wireless networks and satellite tracking systems.  Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software. Other electronic equipment leased includes ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, and copying equipment.

A wide variety of personal property in the “non-high technology” area, including machine tools, school buses, trucks, exercise equipment and office and dormitory furniture are also leased.

Marketing Strategy

 The Company’s subsidiaries market through centralized programs and direct delivery channels, including the telephone, the Internet, facsimile and overnight mail. The marketing programs include a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and an in-house computer and telecommunications system. The marketing programs have been augmented through the expanded use of web sites and email to identify and communicate with potential customers.

The Company believes that a centralized marketing program is more cost effective than branches or field sales representatives. Marketing through the telephone or the Internet, rather than through field sales representatives, has enabled us to limit selling, general and administrative expenses and allows the Company to offer more competitive rates to customers.

Potential customers are identified through a variety of methods. Lists of target market participants and computer users are purchased from private sources and direct mail. Telephone and email campaigns are conducted to generate sales leads, and sales professionals maintain proprietary records of contacts made with potential customers. Prospect management software is utilized to enhance the productivity of the sales force. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers. As potential customers are contacted, the database is updated and supplemented with information about what computer and other property they are using, related lease expiration dates and any future system needs or replacement plans. The database allows sales professionals to efficiently identify the most likely purchaser or lessee of capital assets and to concentrate efforts on these prospective customers.

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

Capital Leases

Leases are generally for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. The Leasing Companies or the Bank retain ownership of the property they lease, and in the event of default by the lessee, they, or the lender to whom the lease may have been assigned, may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the original lessee does not exercise the purchase option, once the leased property is returned, the Leasing Companies or CalFirst Bank will seek to sell the leased property.  The terms of the software leases are substantially similar to property leases.

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

Lease Portfolio

The Company has pursued a strategy of retaining lease transactions in its own portfolios.  During the fiscal years ended June 30, 2008, 2007 and 2006, 92%, 97% and 91%, respectively, of the total dollar amount of new leases completed by the Company’s subsidiaries were retained in the Company’s portfolios, with 8%, 3% and 9% for fiscal years 2008, 2007 and 2006, respectively, of such leases discounted to unaffiliated financial institutions. Approximately 40% and 33% of the new leases booked by the Leasing Companies were assigned to CalFirst Bank during fiscal 2008 and 2007, respectively.

The Leasing Companies apply a portfolio management system intended to develop portfolios with different risk/reward profiles. Each lease transaction held by the Leasing Companies must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio. Through the use of non-recourse financing, the Leasing Companies avoid risks that do not meet their risk/reward requirements. Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions.  At June 30, 2008, 2007, and 2006, the discounted minimum lease payments receivable related to leases retained in the Leasing Companies’ portfolio amounted to $85.4 million, $97.2 million and $103.2 million, respectively. Such amounts represented 41%, 44% and 51% of the Company’s total investment in discounted lease payments receivable at June 30, 2008, 2007 and 2006, respectively.

The Bank’s strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2008, 2007 and 2006, the Bank’s net investment in lease payments receivable amounted to $124.1 million, $124.8 million and $101.1 million or 59%, 56% and 49%, respectively, of the Company’s total portfolio.  Of such amounts, approximately 62%, 63% and 62%, respectively, represented leases originated directly by the Bank.

Through its lease purchase operations, the Bank purchases lease receivables on a non-recourse basis at fixed interest rates that reflect the proposed lessee's financial condition and current market conditions. The Bank does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and held, that liens have been perfected, and legal documentation has been filed as appropriate. Pursuant to the Bank’s operating plan approved by regulators, no more than 50% of its lease and loan portfolio will represent lease receivables purchased from the Leasing Companies.

California First National Bancorp and Subsidiaries

The Leasing Companies and the Bank often make payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions in process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse the Leasing Companies or the Bank for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2008, 2007, and 2006, the Company’s total investment in property acquired for transactions in process amounted to $29.0 million, $34.7 million and $41.7 million, respectively. Of such amounts, approximately 70%, 79% and 76%, respectively, for each year related to the Leasing Companies, with the balance held by CalFirst Bank.

Commercial Loans

During fiscal 2008, CalFirst Bank expanded into commercial loans through a direct origination effort and by purchasing participations in syndicated transactions originated by other financial institutions. Direct loan origination is targeted primarily to existing Bank and Leasing Companies’ relationships. The commercial loans are a complementary product leveraging existing relationships, extending customer longevity and providing an additional source for bank deposits from these customers.  Commercial loan products originated directly include lines of credit, term loans and commercial mortgages and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit. Commercial loans originated directly have included lines of credit that renew annually, as well as commercial mortgages with terms from five to ten years, priced with both fixed or floating rates.  Our commercial loans directly originated as of June 30, 2008 ranged in amount from approximately $800,000 to $6.5 million.

Syndicated bank loans have structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by fixed assets to leveraged loans based on operating cash flow and enterprise valuation. Loans are generally priced at variable rates, and all are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poors or Moody’s Investors Service, respectively. All have been purchased from major money-center banking institutions. The syndicated loan customers are diversified across industries, and the loans have ranged in size from $1 million to $5 million, with terms from four to six years remaining.

The Bank’s underwriting standards for commercial loans have been maintained in accordance with its existing credit policies. The commercial lending policy requires each loan, regardless of whether it is directly originated or purchased through syndication, to have viable repayment sources. The risks associated with loans in which the Bank participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from the Bank’s limited ability to control actions of the syndicate. Existing staff, including documentation, lien perfection, funding, payments and collections administer loan operations. The Bank’s current computer systems are capable of fully processing loans and have the requisite connectivity to the Company’s accounting, customer service and collections processes.

CalFirst Bank began actively pursuing commercial loans during the last half of fiscal 2007, although no loans were closed during fiscal 2007. The first meaningful loans were boarded during the first quarter of fiscal 2008.   The volume of commercial loan transactions funded during fiscal 2008 was $44.3 million, of which $32.0 million were purchased under syndication. Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is longer.

  Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The strategy also emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while minimizing the risk to any one area. The credit process includes a policy of classifying all leases and loans in accordance with a risk rating classification system, monitoring changes in the risk ratings of lessees, identification of problem leases and loans and special procedures for the collection of problem leases and loans. The lease and loans classification system is consistent with regulatory models under which leases and loans may be rated as “pass”, “special mention”, “substandard”, “doubtful” or “loss”.

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

The Bank internally funds all Bank originations and lease and loan purchases, and consequently, the Bank retains the credit risk on such leases and loans.  The AM group at the Leasing Companies provides servicing to the Bank on its lease portfolio and, as servicer, maintains a delinquency reporting and monitoring system to identify potential problems in the Bank’s portfolio early, and provide Bank management with information in a timely manner.  The Bank utilizes strategies similar to those used on the Leasing Companies’ portfolio.

Allowance for Credit Losses

The allowance for credit losses is an estimate of probable and assessable losses in the Company’s lease and loan portfolios applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolios. The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company’s Audit Committee and Board of Directors regarding overall asset quality, problem leases and loans and the adequacy of valuation allowances.

The Company individually analyzes the net book value of each non-performing or problem lease and loan to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease or loan payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease or loan. An analysis of the remaining portfolio is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect the customer’s ability to repay, trends in volume and current and anticipated economic conditions in the market. This portfolio analysis includes a stratification of the lease and loan portfolio by risk classification and estimation of potential losses based on risk classification. The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is factored into the evaluation of inherent risks in the portfolio. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease and loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or change in business conditions; the judgmental nature of individual credit evaluations and classification, and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for losses, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as an unallocated allowance.  The level of such unallocated allowance is determined based on a review of prior years’ loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

Bank management reports monthly to the Bank’s Board of Directors regarding overall asset quality, the adequacy of valuation allowances and adherence to policies and procedures regarding asset classification and valuation. A key component to the evaluation is the internal lease and loan classification process.  The Bank's classification of its assets and the amount of its valuation allowances are subject to review by regulators who can order the establishment of additional loss allowances.

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

Deposit Products

The Bank’s deposits have been gathered primarily through the Internet. Other strategies to identify depositors are through direct mail, telephone campaigns, purchase of leads from private sources and more extensive print advertisements. The Bank offers two types of interest-bearing checking accounts, savings accounts and three (3) month to three (3) year certificates of deposit (“CDs”) to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank’s lease and loan portfolio.  With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk. Most of the Bank’s commercial loans are floating rate. The Bank generally offers interest rates on deposit accounts that are higher than the national average.

To open a new account, a customer can complete an on-line enrollment form on the Bank’s Web site, or can call the Bank’s toll-free customer service number and open an account telephonically. Signature cards and deposits are then mailed to the Bank. Customers can make deposits by wire transfer, via direct deposit programs, or by mail. No teller line is maintained. The Bank’s customers have 24-hour access to account information. Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers.  They can also pay bills on-line. Each customer automatically receives a free ATM card upon opening an account. In order to obtain cash, the Bank’s customers use other banks’ automated teller machines that are affiliated with the Plus™ system. The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions. The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank’s higher investment yields and lower banking fees.

As part of the Bank’s entry into broader services for commercial customers, CalFirst Bank has undertaken a plan to provide on-line cash management services for its commercial loan customers. Leveraging on its existing Internet banking platform, the Bank has the ability to implement remote deposit capture systems at selected customer sites. Customers will be provided with a desktop scanner that will allow the customer to scan items for deposit and electronically send images of the items securely to the Bank’s electronic banking system.  These systems are attractive to commercial customers who will be able to perform more banking functions on-site, avoid courier and other costs and enhance cash flow through faster access to payments received. The Bank believes this innovative service will provide an advantage in growing the commercial loan and deposit base.  The first remote deposit capture systems were installed during the third quarter of fiscal 2008.

  Operations

The Bank’s operations have been developed by outsourcing certain principal operational functions to leading bank industry service providers and by sharing established systems utilized by the Leasing Companies or the Company. Outsourced systems include the Bank’s core processing and electronic banking system, electronic bill payment systems and depositary services, including item processing.  The Bank believes it benefits from the service provider's expertise and investments in developing technology. A critical element to the Bank’s success is the ability to provide secure transmission of confidential information over the Internet. The Bank’s service providers utilize sophisticated technology to provide maximum security. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank’s and service provider’s systems. Systems are in place to detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring. The Bank has implemented the two-factor authentication security to its Internet banking procedures and platform.

California First National Bancorp and Subsidiaries

The Leasing Companies provide certain services to the Bank pursuant to formal agreements, including servicing the Bank’s lease portfolio on the Bank’s behalf.

Investments

In addition to leases, the Company had total investment securities of $78.2 million at June 30, 2008 compared to $48.7 million at June 30, 2007. The investment portfolio primarily consisted of short-term money market securities and federal funds sold, but also includes interest-earning deposits with banks, Federal Reserve Bank and Federal Home Loan Bank stock and other investments.  The Company is authorized to invest in high-quality United States agency obligations, mortgage backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities.

Customers

Leasing and loan customers are primarily middle-market companies, subsidiaries and divisions of Fortune 1000 companies, private and state-related educational institutions, municipalities and other not-for-profit organizations and institutions located throughout the United States. The Company does not believe the loss of any one customer would have a material adverse effect on its operations taken as a whole.

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

Competition

The Company competes for the lease and loan financing of capital assets with other independent leasing companies, commercial finance companies, banks and other financial institutions, credit companies affiliated with equipment manufacturers, such as IBM, Dell, and HP, and equipment brokers and dealers. Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than the Company. The Company believes that the principal competitive factors are rate, responsiveness to customer needs, flexibility in structuring lease financing and loans, financial technical proficiency and the offering of a broad range of financing options. The level of competition varies depending upon market and economic conditions, the interest rate environment, and availability of capital. Competition has increased in recent years as developments in the capital markets have increased access to capital to certain lenders that offer aggressive rates. Competition has also been heightened as credit companies affiliated with manufacturers have become more aggressive with respect to the financing terms offered.

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

California First National Bancorp and Subsidiaries

 The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations. The primary concern of banking regulation is “Safety and Soundness” with an emphasis on asset quality and capital adequacy. These laws and regulations also encompasses a broad range of other regulatory concerns including insider transactions, the adequacy of the allowance for credit losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The FRB routinely examines the Company, which exam includes the Leasing Companies.  The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank’s depositors rather than the Company’s shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. Many of these laws and regulations have undergone significant change in recent years. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

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

 Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2008 and 2007, the Company exceeded all these requirements. The Company is not required to and does not intend to comply with revised capital adequacy regulations and standards based on an accord of the Basel Committee on Banking Supervision (“BIS II”).

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. At June 30, 2008 and 2007, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. CalFirst Bank is designated as a wholesale institution for CRA purposes. To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test. This includes an assessment of the level and nature of the Bank’s community development lending, investments and services. The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community. The CRA also requires that the Bank publicly disclose their CRA ratings. During fiscal 2008, CalFirst Bank was subjected to a CRA examination and received a “satisfactory” rating on the CRA performance evaluation.

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. As of January 1, 2007, there are four risk categories, which are distinguished by capital levels and supervisory ratings. The three capital categories are “well capitalized,” “adequately capitalized,” and “undercapitalized.” Under the regulations, assessment rates for calendar 2008 will range from 5 to 7 basis points per $100 of deposits for banks in Risk Category I, to 43 basis points for banks assigned to Risk Category IV. The FDIC may increase or decrease the assessment rate schedule quarterly.  Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the Bank.

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate for 2008 is 1.14 cents per $100 of deposits.

The FDIC can terminate insurance of the Bank’s deposits upon a finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the OCC. The termination of deposit insurance could have a material adverse effect on our earnings.

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

California First National Bancorp and Subsidiaries

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

Employees

The Company and its subsidiaries had 178 employees as of June 30, 2008, including 112 sales managers and account executives and 25 professionals engaged in finance and credit.  None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

Available Information

Our Internet address is www.calfirstbancorp.com. There we make available, by link to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Information section of our Internet site. Our Corporate Governance Guidelines and our Code of Ethics for Senior Financial Management are available for viewing and printing under the Corporate Governance section of our Internet site. The information found on our Internet site is not part of this or any other report we file with or furnish to the SEC and is not incorporated herein by reference.

California First National Bancorp and Subsidiaries

ITEM 1A.   RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Company’s business, financial results or stock price. Additional risks that the Company currently does not know about or currently views as immaterial may also affect the Company’s business or adversely impact its financial results or stock price.

Industry Risk Factors

The Company’s business and financial results are subject to general business and economic conditions. The Company’s business activities and earnings are affected by general business conditions in the United States. An economic downturn could result in a deterioration of credit quality of lessees, a change in the allowance for credit losses, or reduced demand for financing capital assets. Changes in the financial performance and condition of customers could negatively affect the repayment of their obligations. In addition, changes in securities markets and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

Changes in the domestic interest rate environment could reduce the Company’s net direct finance and interest income. The Company’s net direct finance and interest income, which is the difference between income earned on leases, loans and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the Federal government and by the policies of various regulatory agencies.

Disruptions in the domestic credit markets and interest rate environment, including changes in interest spreads and the yield curve, could reduce net interest income. Higher interest rates and the inability to access capital markets could negatively affect certain customers and result in increased lease and loan losses.

Changes in the laws, regulations and policies governing financial services companies could alter the Company’s business environment and adversely affect operations. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Company’s cost of funds and the return that can be earned on leases, loans and investments, which affect the Company’s net direct finance, loan and interest income.

The Company and the Bank are regulated by governmental entities. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Changes in statutes, regulations or policies could affect the Company in substantial and unpredictable ways. The Company cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company’s financial results. The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes. The Company competes with other commercial banks, savings and lease associations, mutual savings banks, finance companies, credit unions and investment companies, many of which have greater resources than the Company.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Company Risk Factors

The Company’s allowance for credit losses may not be adequate to cover actual losses. The Company’s subsidiaries have retained over 90% of lease transactions in their own portfolios, which has increased the exposure to credit risk. The Company maintains an allowance for credit losses to provide for probable and estimatable losses in the portfolio. The Company’s allowance for credit losses is based on its historical experience as well as an evaluation of the risks associated with its portfolio, including the size and composition of the lease and loan portfolio, current economic conditions and concentrations within the portfolio. The allowance for credit losses may not be adequate to cover losses resulting from unanticipated adverse changes in the economy or the financial markets. If the credit quality of the customer base materially decreases, or if the reserve for credit losses is not adequate, future provisions for credit losses could materially and adversely affect financial results.

California First National Bancorp and Subsidiaries

The Company may suffer losses in its lease and loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its lease and loan portfolio by adhering to specific credit practices. Although the Company believes that its criteria are appropriate for the various kinds of leases and loans it makes, the Company may incur losses on leases and loans that meet these criteria.

The Bank’s commercial loan initiative may increase the Company’s risk of losses.  The Company’s commercial loan portfolio contains a number of commercial loans with relatively larger balances than its historical lease portfolio. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in an increase in the provision for losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

The Company may be adversely affected by significant changes in the bank deposit market and interest rates.  CalFirst Bank has grown to represent 56% of the Company’s assets, and bank deposits now exceed $150 million. As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels. Time deposits due within one year of June 30, 2008 totaled $93 million. If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid. Although the Bank employs a matched funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

The change in residual value of leased assets may have an adverse impact on the Company’s financial results. A portion of the Company’s leases is subject to the risk that the residual value of the property under lease will be less than the Company’s recorded value. Adverse changes in the residual value of leased assets can have a negative impact on the Company’s financial results. The risk of changes in the realized value of the leased assets compared to recorded residual values depends on many factors outside of the Company’s control.

The financial services business involves significant operational risks. Operational risk is the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.

Quarterly operating results may fluctuate significantly.   Operating results may differ from quarter to quarter due to a variety of factors, including the volume and profitability of leased property being remarketed, the size and credit quality of the lease and loan portfolio, the interest rate environment, the volume of new lease and loan originations, including variations in the property mix and funding of such originations and economic conditions in general. The results of any quarter may not be indicative of results in the future.

Negative publicity could damage the Company’s reputation and adversely impact its business and financial results. Reputation risk, or the risk to the Company’s business from negative publicity, is inherent in the Company’s business. Negative publicity can result from the Company’s actual or alleged conduct in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect the Company’s ability to keep and attract customers and can expose the Company to litigation and regulatory action.

California First National Bancorp and Subsidiaries

The Company’s reported financial results are subject to certain assumptions and estimates and management’s selection of accounting method. The Company’s management must exercise judgment in selecting and applying many accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances yet might result in the Company’s reporting different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the estimate of residual values, the allowance for credit losses, and income taxes.  For more information, refer to “Critical Accounting Policies and Estimates”.

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.

Loss of certain key officers would adversely affect the Company’s business. The Company‘s business and operating results are substantially dependent on the certain key employees, including the Chief Executive Officer, Chief Operating Officer, Senior Vice President of Credit, Chief Financial Officer, the President and Chief Credit Officer of the Bank and certain key sales managers. The loss of the services of these individuals, particularly the Chief Executive Officer, would have a negative impact on the business because of their expertise and years of industry experience.

The Company’s business could suffer if the Company fails to attract and retain qualified people. The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for personnel in most activities the Company engages in can be intense. The Company may not be able to hire the best people or to keep them.

The Company relies on other companies to provide components of the Company’s business infrastructure. Third party vendors provide certain components of the Company’s business infrastructure, such as the Bank’s core processing and electronic banking systems, item processing, and Internet connections. While the Company has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties not providing the Company their services for any reason or their performing their services poorly, could adversely affect the Company’s ability to deliver products and services to the Company’s customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

A natural disaster could harm the Company’s business. Natural disasters could harm the Company’s operations directly through interference with communications, including the interruption or loss of the Company’s websites, which would prevent the Company from gathering deposits, originating leases and loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company’s operational, financial and management information systems.

The Company faces systems failure risks as well as security risks, including “hacking” and “identity theft.” The computer systems and network infrastructure the Company and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in our operations could adversely affect our business and financial results. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

California First National Bancorp and Subsidiaries

The Company relies on dividends from its subsidiaries for its liquidity needs. The Company is a separate and distinct legal entity from the Leasing Companies and the Bank. The Company receives substantially all of its cash from dividends paid by the Leasing Companies. These dividends are the principal source of funds to pay dividends on the Company’s stock. Various regulations limit the amount of dividends that the Bank may pay to the Company.

The Company’s stock price can be volatile. The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company’s quarterly operating results; operating and stock price performance of other companies that investors deem comparable to the Company; news reports relating to trends, concerns and other issues in the financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company’s stock price to decrease regardless of the Company’s operating results. In addition, the volume of trading in the Company’s stock is very limited and can result in fluctuations in prices between trades.

The Company is a “controlled company” as defined by NASDAQ, with over 60% of the stock held by the Chief Executive Officer, over 75% held by two senior executives and fewer than 100 shareholders of record. As a result, senior management has the ability to exercise significant influence over the Company’s policies and business, and determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2008, the Company and its subsidiaries occupied approximately 49,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $92,708 from July 2008 through August 2008.  Commencing September 2008, the lease term was extended for a period of sixty months ending in August 2013, with the space reduced to 43,000 square feet of office space and monthly base rental payments during the extended term averaging $75,302.

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

	For the years ended
	June 30, 2008		June 30, 2007
	High	Low	High	Low
First Quarter	$13.92	$12.22	$16.00	$13.96
Second Quarter	13.68	9.53	14.90	13.40
Third Quarter	11.31	8.51	14.15	12.89
Fourth Quarter	$11.66	$9.14	$15.42	$12.60

The Company had approximately 28 stockholders of record and in excess of 400 beneficial owners as of September 1, 2008.

The Board of Directors of the Company has adopted a policy of paying regular quarterly cash dividends, subject to an ongoing review of the Company’s profitability, liquidity and future operating cash requirements. The Board of Directors approved an increase in the quarterly dividend from $.10 to $.11 per share in January 2006, and in January 2007, approved an increase in the quarterly dividend to $.12 per share.  For the fiscal years ended June 30, 2008, 2007, and 2006, the Company declared cash dividends totaling $.48, $.46 and $.42, respectively, per common share.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  Since this authorization has no termination date, the Board of Directors reviews the authorization to repurchase common stock from time to time. During the year ended June 30, 2008, the Company repurchased 75,000 shares of common stock.  During the year ended June 30, 2007, the Company repurchased 108,621 and during the year ended June 30, 2006 the Company did not repurchase any common stock.  As of September 1, 2008, 429,335 shares remain available under this authorization.  The following table summarizes share repurchase activity for the quarter ended June 30, 2008:

	Total number		Maximum number of
	of shares	Average price	shares that may yet be
Period	Purchased	paid per share	Purchased under the plan

April 1, 2008 - April 30, 2008	-	$ -	429,335
May 1, 2008 - May 31, 2008	-	$ -	429,335
June 1, 2008 - June 30, 2008	-	$ -	429,335
	-	$ -

California First National Bancorp and Subsidiaries

Common Stock Performance Graph

The graph below shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000. As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Tender Offer of Common Stock

On July 21, 2008, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 1,300,000 shares of its common stock. CalFirst Bancorp shareholders were given the opportunity to tender part or all of their shares to the Company at a price not greater than $13.00 and not less than $12.00 per share. On August 25, 2008, the Company announced that it accepted for purchase 1,300,000 shares of its common stock, representing approximately 11.4% of its outstanding shares, at a purchase price of $13.00 per share for a total cost of $16.9 million, excluding fees and expenses relating to the offer. The impact of the self-tender offer will be reflected in the financial statements for the first quarter of fiscal 2009.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2008.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	451,374	$9.18	1,318,202
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	451,374	$9.18	1,318,202	(1)
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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004

Direct finance and loan income	$25,927	$24,846	$18,861	$15,496	$14,813
Interest and investment income	1,914	2,057	1,329	1,009	578
Total direct finance, loan and interest income	27,841	26,903	20,190	16,505	15,391
Interest expense on deposits	5,735	4,706	2,593	1,054	430
Provision for credit losses	1,165	-120	482	359	164
Net direct finance, loan and interest income
after provision for credit losses	20,941	22,317	17,115	15,092	14,797

Operating and sales-type lease income	2,810	4,430	4,498	4,379	5,255
Gain on sale of leases and leased property	3,366	3,561	10,390	8,961	9,625
Other income (loss)	(59)	1,171	780	1,091	930
Total other income	6,117	9,162	15,668	14,431	15,810

Gross profit	27,058	31,479	32,783	29,523	30,607
Selling, general and administrative expenses	15,888	15,466	15,278	16,039	15,388
Earnings before income taxes	11,170	16,013	17,505	13,484	15,219
Income taxes	4,189	6,125	6,783	5,057	5,859
Net earnings	$6,981	$9,888	$10,722	$8,427	$9,360

Diluted earnings per share	$0.61	$0.86	$0.94	$0.74	$0.84
Diluted common shares outstanding	11,507	11,534	11,461	11,340	11,190

Cash dividends per share	$0.48	$0.46	$0.42	$2.30	$0.40
Dividend payout ratio	77.5%	52.1%	43.6%	302.6%	46.9%
Return on average assets	2.0%	3.1%	3.7%	3.1%	3.4%
Return on average equity	3.5%	5.1%	5.7%	4.3%	4.7%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004

Cash and liquid securities	$77,056	$47,630	$41,277	$44,226	$68,275
Net investment in leases and loans	262,375	231,830	213,956	187,432	153,075
Total assets	386,594	329,187	314,355	278,492	273,814

Demand, savings and time deposits	156,239	105,470	89,166	54,098	24,600
Non-recourse debt	9,274	6,239	8,424	8,405	17,541
Stockholders' equity	$202,455	$197,667	$193,527	$186,738	$203,399

Equity to total assets ratio	52.4%	60.1%	61.6%	67.1%	74.3%
Book value per common share	$17.70	$17.75	$17.34	$16.83	$18.43

California First National Bancorp and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results include the operations of CalFirst Leasing, Amplicon, and CalFirst Bank.  The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables, residuals and commercial loans. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other income or loss. Income from sales-type leases relates to the re-lease of off-lease property (“lease extensions”) and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company’s carrying cost. Income from operating leases generally involves lease extensions that are booked as operating leases rather than as sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease portfolio, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure is primarily short-term in nature, with a greater portion of assets that reprice or mature within one year.  As a result, changes in interest rates in general have a greater impact on the income earned on the investment in lease receivables, loans, securities and other interest earning assets, with less impact on interest expense.  As a higher percent of assets are funded through deposits raised at the Bank, rather than equity, the Company’s net interest margin has shrunk.  In addition, distortions in the yield curve can impact earnings due to the compression or widening of the difference between earning asset yields and funding costs.

The Company conducts its business in a manner designed to mitigate risks. However, the assumption of risk is a key source of earnings in the leasing and banking industries and the Company is subject to risks through its investment in leases and loans held in its own portfolio, lease transactions in process, and residual investments. The Company takes steps to manage risks through the implementation of strict credit management processes and on-going risk management review procedures.

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

California First National Bancorp and Subsidiaries

Allowance for Credit Losses -- The allowance for credit losses provides coverage for probable and estimatable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions in process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio, including levels of non-performing leases and loans, customers financial condition, leased property values as well as general economic conditions and credit quality indicators. The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease and loan losses and certain unidentified but inherent risks in the portfolio.

Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases. Of the volume of leases booked during the fiscal years ended June 30, 2008, 2007 and 2006, approximately 29.2%, 25.3% and 30.4%, respectively, were structured such that the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2008 of $7.0 million were down 29.4% from $9.9 million for the prior year, primarily reflecting the continued decline in income related to end of term lease transactions, but also included charges related to deterioration in the credit quality of the lease portfolio and the decline in a security’s value.  For the year ended June 30, 2008, new lease bookings of $137.3 million were 12% below the $155.4 million booked in the prior year. However, commercial loans boarded of $44.3 million contributed to an overall increase of 17% in leases and loans booked to $181.5 million. Consequently, the net investment in leases and loans of $262.4 million at June 30, 2008 increased 13% from June 30, 2007. The Bank accounted for almost all of the growth in assets, with the Bank’s investment in leases and loans of $168.6 million at June 30, 2008 representing 64% of the Company’s consolidated investment.

California First National Bancorp and Subsidiaries

The Bank’s demand, money market and time deposits increased by 48% to $156.2 million at June 30, 2008 from $105.5 million at June 30, 2007. Despite the larger investment in leases and loans, growth in net direct finance, loan and interest income was constrained by disruptions in the credit markets that resulted in significant declines in treasury rates during the year without a comparable decline in rates paid on deposits.  Yields earned on investments in short term securities, federal funds and new leases and loans, that generally are priced in relation to treasury rates, declined by 29 basis points. At the same time, costs for deposits were held up by competitive pressure from financial institutions’ efforts to raise deposits, particularly within the Bank’s niche of Internet banking, with average deposit rates only declining by 5 basis points. The result was a squeeze on the Bank’s net interest margin.  In addition, results for the year ended June 30, 2008 include a charge of $659,000 related to an unrealized loss on an equity investment previously received in connection with a lessee’s bankruptcy. The stock in this major retailer came under severe pressure during the year, and based on the severity of the stock market decline and issues related to the real estate and retail industries, the decline may not be temporary and therefore a valuation adjustment was taken.

 Looking forward to fiscal 2009, management will proceed with caution. New lease and loan transactions approved (“lease and loan originations”) of approximately $181 million during fiscal 2008 were up slightly from the level in fiscal 2007. However, the backlog of approved but un-booked leases and loans at June 30, 2008 is about 20% below the level of a year ago.  Property acquired for transactions in process of $29 million was down 16% from the level at June 30, 2007.  We expect to see growth in direct finance and loan income as a result of the larger investment in leases and loans, which should be sustained with the completion and booking of current lease commitments and augmented by a continued focus on commercial loans. We expect other income in fiscal 2009 to be helped by some pick up in leases reaching their end of term. These positive indicators are tempered by concerns regarding the impact of the poor economy on the demand for financing and the credit quality of our customers, as we continue to see weaknesses in demand and credit parameters. The ultimate growth in direct finance and loan income or outcome with respect to the investment in residual values is subject to a variety of factors including the impact of credit markets, interest rates, customers’ financial condition and choices. All these factors are beyond management’s control and therefore any expectations are subject to change.

Consolidated Statement of Earnings Analysis

Summary -- For the fiscal year ended June 30, 2008, net earnings decreased 29.4% to $7.0 million, compared to $9.9 million for fiscal 2007.  Diluted earnings per share decreased 29.2% to $0.61 for fiscal year ended June 30, 2008, compared to $0.86 per share for fiscal 2007.  Net earnings reflect a 4.4% increase in direct finance and loan income offset by an increase in the provision for credit losses, higher interest expense on deposits, and lower profits from end of term transactions.  SG&A expense levels increased 2.7%.

California First National Bancorp and Subsidiaries

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

Net direct finance, loan and interest income was $22.1 million for the fiscal year ended June 30, 2008 compared to $22.2 million for fiscal 2007 and $17.6 million in fiscal 2006.  The slight decrease in fiscal 2008 from fiscal 2007 was due to a $1.0 million increase in interest expense paid on deposits that exceeded the increase of $336,000 in direct finance income and addition of $745,000 in interest income recognized on the commercial loan portfolio.  Higher interest expense on deposits reflects a 23% increase in average deposit balances to $118.1 million while the average rate paid decreased by 5 basis points. The increase in direct finance income reflects a 3.0% increase in the average investment in leases directly held by the Company, offset by a 17 basis point decline in average yields on such investments. A $143,000 decrease in interest income on cash and investments also contributed to the decline and resulted from a 78 basis point decrease in average yields earned offset by a 34% increase in the average balances.

The 26.1% increase in net direct finance, loan and interest income during fiscal 2007 was due to an increase of $6.0 million in direct finance and loan income and $728,000 in interest income on cash and investments, offset by a $2.1 million increase in interest expense on deposits. The increase in direct finance and loan income reflects a 13.2% increase in the average investment in leases directly held by the Company, and a 160 basis point improvement in average yields on such investment. The increase in interest income on cash and investments resulted from a 100 basis point increase in average yield and an 18% increase in the average balances.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

(in thousands)	2008 compared to 2007			2007 compared to 2006
	Volume	Rate	Total	Volume	Rate	Total
Direct finance, loan and interest income
Net investment in leases	$743	$(407)	$336	$2,484	$3,501	$5,985
Commercial loans	745	-	745	-	-	-
Discounted lease rentals	(99)	(26)	(125)	8	(5)	3
Federal funds sold	419	(533)	(114)	294	227	521
Investment securities	136	(33)	103	5	7	12
Interest-earning deposits with banks	(109)	(23)	(132)	12	183	195
Total finance, loan and interest income	1,835	(1,022)	813	2,803	3,913	6,716

Interest expense
Non-recourse debt	(99)	(26)	(125)	8	(5)	3
Demand and savings deposits	183	(65)	118	(167)	71	(96)
Time deposits	899	12	911	1,364	845	2,209
Total interest expense	983	(78)	904	1,205	911	2,116
Net direct finance, loan and interest income	$852	$(943)	$(91)	$1,598	$3,002	$4,600

 California First National Bancorp and Subsidiaries

The following table presents the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

	Year ended June 30, 2008			Year ended June 30, 2007			Year ended June 30, 2006
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$22,437	$694	3.1%	$25,859	$826	3.2%	$25,376	$631	2.5%
Federal funds sold	29,145	1,043	3.6%	21,398	1,157	5.4%	14,619	636	4.4%
Investment securities	3,846	177	4.6%	1,350	74	5.5%	1,258	62	4.9%
Commercial loans	9,973	745	7.5%	-	-	-	-	-	-
Net investment in leases,
including discounted lease rentals (1,2)	238,602	25,528	10.7%	233,403	25,317	10.8%	206,972	19,329	9.3%
Total interest-earning assets	304,003	28,187	9.3%	282,010	27,374	9.7%	248,225	20,658	8.3%
Other assets	39,658			38,267			41,780
	$343,661			$320,277			$290,005

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$11,091	436	3.9%	$7,041	318	4.5%	$11,817	414	3.5%
Time deposits	107,005	5,299	5.0%	88,809	4,388	4.9%	54,627	2,179	4.0%
Non-recourse debt	5,808	346	6.0%	7,365	471	6.4%	7,239	468	6.5%
Total interest-bearing liabilities	123,904	6,081	4.9%	103,215	5,177	5.0%	73,683	3,061	4.2%
Other liabilities	19,280			20,784			26,562
Shareholders' equity	200,477			196,278			189,760
	$343,661			$320,277			$290,005
Net interest income		$22,106			$22,197			$17,597
Net direct finance and interest income to
average interest-earning assets			7.3%			7.9%			7.1%
Average interest-earning assets over
average interest-bearing liabilities			245.4%			273.2%			336.9%

______________________________________
(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $5.9 million, $7.4 million and $7.2 million at June 30, 2008, 2007 and 2006, respectively, offset each other and do not contribute to the Company’s net interest and finance income.

(2)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses  -- The Company recorded a provision for credit losses of $1,165,000 in fiscal 2008 due to the deterioration in the credit quality of certain leases and the growth of the commercial loan portfolio.  This $1.3 million increased provision in fiscal 2008 compared to a net recovery of $120,000 in fiscal 2007 and a provision of $482,000 in fiscal 2006.  The net recovery of $120,000 recorded in fiscal 2007 reflected a $633,000 recovery on a previously charged off lease receivable, offset by a provision of $513,000 during the year. The provision made in fiscal 2006 primarily related to 14% growth in the net investment in leases.

Total Other Income  -- Total other income accounted for 23% of the Company’s gross profit during the year ended June 30, 2008, compared to 29% during 2007 and 48% during 2006.  The lower percentage contribution largely relates to lower income related to end of term lease transactions. Total other income of $6.1 million for the year ended June 30, 2008 decreased $3.0 million, or 33%, from $9.2 million in 2007 and $9.6 million, or 61%, below the level earned in 2006.  The decrease in total other income in fiscal 2008 compared to fiscal 2007 primarily reflects a decrease of $1.6 million in operating and sales-type income as the volume of lease extensions and short-term lease renewals declined.  Gain on sales of leases and leased property declined $195,000, as higher income from sale of leases did not offset lower income from sale of leased property.  The loss recognized in other income of $59,000 reflects the $659,000 unrealized loss on the equity investment previously noted.  The Company continues to hold the investment.  Offsetting the loss were fees and charges collected.

The decrease in total other income in fiscal 2007 compared to fiscal 2006 primarily reflected a decrease of $6.8 million in gain on sale of leases and leased property as a significantly lower volume of leases came to the end of term during the period.  Operating and sales-type lease income declined $68,000, reflecting only a slight decrease in lease extensions when compared to the prior year.  Other income increased $391,000 to $1.2 million.

 California First National Bancorp and Subsidiaries

Selling, General, and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) increased $422,000, or 3%, to $15.9 million recognized for the year ended June 30, 2008. This compared to SG&A expenses in fiscal 2007 of $15.5 million, which had increased by $188,000, or 1%, from $15.3 million in fiscal 2006.  The increase in SG&A expenses during fiscal 2008 is due to higher costs resulting from the growth in the sales organization and higher operating costs.

For the year ended June 30, 2007 SG&A expenses increased $188,000, or 1%, to $15.5 million compared to SG&A expenses in fiscal 2006 of $15.3 million.  The increase in SG&A expenses during fiscal 2007 is due to higher costs resulting from the growth in the sales force, which offset the benefit from lower variable costs resulting from efforts to control costs.

Income Taxes -- Income taxes were accrued at a tax rate of 37.50% for the fiscal year ended June 30, 2008 compared to 38.25% for fiscal year ended June 30, 2007, and 38.75% for fiscal year ended June 30, 2006, representing the Company’s estimated annual tax rates for each respective year. The income tax rate decreased in fiscal 2008 due in part to an increased volume of leases where interest earned is exempt from certain taxes. Tax-exempt leases represented approximately 11.7% of new lease bookings in fiscal 2008, compared to 8.1% during fiscal 2007 and 7.7% in fiscal 2006.

Financial Condition Analysis

Lease Portfolio Analysis

The Company currently funds a high percentage of new lease transactions internally, while only a small portion of leases are assigned to financial institutions. During the fiscal year ended June 30, 2008, approximately 92% of the total dollar amount of new leases and loans booked by the Company were held in its own portfolio, compared to 97% during fiscal 2007 and 91% during fiscal 2006. For the fiscal year ended June 30, 2008, the Company’s net investment in lease receivables decreased by $12.4 million offset by a $780,000 increase in the investment in estimated residual values.  The decrease in the investment in lease receivable is primarily due to the lower volume of new lease transactions booked and retained by the Company, while the increase in investment in residual values is due to a slightly higher volume of residual values being booked on new leases on which the Company retains a residual investment than the volume of residual values being recognized at end of term.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2008, the Company’s investment in property acquired for transactions in process was $29.0 million, down from $34.7 million at June 30, 2007, and $12.7 million below the $41.7 million at June 30, 2006.

The Company leases capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. Through the use of non-recourse financing, the Company avoids risks that do not meet these requirements.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases while minimizing the risk to any one customer.  At June 30, 2008, no lessee accounted for more than 2% of the Company’s gross lease payment receivables.  The investment in leases is diversified geographically, with the Company’s portfolio spread across all fifty states. At June 30, 2008, California (16%) was the only state that represented more than 10% of the Company’s net investment in leases. The Company has no exposure to foreign lessees. The Company’s leases are with lessees in a wide spectrum of industries; however, at June 30, 2008 approximately 33% of the Company’s net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States. No other industry sector represented more than 10%.  The educational portfolio includes over 602 leases with over 288 different lessees. One secondary school district represented approximately 2% of the Company’s net investment in leases. The Company believes the exposure to this sector is warranted based on the historically good credit profile of this group.

 California First National Bancorp and Subsidiaries

Commercial Loan Portfolio Analysis

The Company’s first commercial loans were boarded in the first quarter of fiscal 2008, and total commercial loans of $44.3 million contributed to the increase in the Company’s net investment in leases and loans.  The commercial loan portfolio is comprised of participations in leveraged loan syndications where the loans are secured by the borrower and the borrower’s subsidiary guarantor’s assets, commercial real estate loans and revolving lines of credit. The following table summarized the Company’s commercial loan portfolio as of June 30, 2008:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
(dollars in thousands)
Commercial Loans	$31,457	$773	$10,973	$19,711
Commercial Real Estate Loans	8,829	273	1,249	7,307
Revolving Lines of Credit	3,300	3,300	-	-

Principal balance outstanding	43,586	$4,346	$12,222	$27,018
Deferred fee income and discounts,
net of direct costs	(1,374)
Net commercial loans	$42,212

Asset Quality

The Company monitors the performance of all leases and loans held in its own portfolio, transactions in process and loan commitments as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases and loans ten or more days delinquent is conducted. Customers who are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases and loans will be discontinued when the customer becomes ninety days or more past due on its lease or loan payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubt about the ability of the customer to meet its lease or loan obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors.

The following table summarizes the Company’s non-performing leases.  There were no non-performing loans during the periods summarized below:

	June 30,
Non-performing Leases	2008	2007	2006	2005	2004
	(in thousands)
Non-accrual leases	$2,132	$1,133	$1,010	$945	$2,011
Restructured leases	398	452	996	-	354
Leases past due 90 days (other than above)	39	-	-	-	-
Total non-performing assets	$2,569	$1,585	$2,006	$945	$2,365
Non-performing assets as % of net investment
in leases and loans before allowances	1.0%	0.7%	0.9%	0.5%	1.5%

California First National Bancorp and Subsidiaries

Non-performing assets increased during fiscal 2008 due primarily to the addition of one significant lease, on non-accrual at June 30, 2008, attributed to a customer in bankruptcy.  The restructured lease balance includes leases recently revised to handle cash flow problems caused by the weakening economy, but also includes one lease restructured after Hurricane Katrina as an accommodation to customers in that area.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $110,118, $148,655 and $46,395 during fiscal 2008, 2007 and 2006, respectively. The amount of direct finance income actually recorded on non-performing leases was $225,582, $173,620 and $60,961 during fiscal 2008, 2007 and 2006, respectively.

In addition to the non-performing leases identified above, there was $1.1 million of investment in leases at June 30, 2008 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $733,000 at June 30, 2007.  This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses. The amount has fluctuated throughout the year ended June 30, 2008 as potential problems have been identified, with increases offset by payments received, classification as non-accrual or actual write-offs.

Allowance for Credit Losses

The allowance for credit losses and the residual valuation allowance provide coverage for probable and estimatable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions in process to determine that it is adequate to cover these inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem credits, recent loss experience and other factors, including regulatory guidance and economic conditions. The Company utilizes similar processes to estimate its liability for unfunded loan commitments, which is included in other liabilities in the Consolidated Balance Sheets. Both the allowance for credit losses and the liability for unfunded credit commitments are included in the Company’s analysis of credit losses. Lease receivables, loans or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio.

Years Ended June 30,	2008	2007	2006	2005	2004
	(dollars in thousands)
Property acquired for transactions in process before allowance	$29,063	$34,788	$41,748	$34,120	$30,558
Net investment in leases and loans before allowance	266,258	235,106	217,525	190,859	156,458
Net investment in “risk assets”	$295,321	$269,894	$259,273	$224,979	$187,016

Allowance for credit losses at beginning of year	$3,344	$3,637	$3,495	$3,461	$4,291
Charge-off of lease receivables and transactions in process	(709)	(850)	(391)	(377)	(1,359)
Recovery of amounts previously written off	121	677	51	52	365
Provision for credit losses	1,165	(120)	482	359	164
Allowance for credit losses at end of year	$3,921	$3,344	$3,637	$3,495	$3,461
Allowance for credit losses as percent of net
investment in leases and loans before allowances	1.5%	1.4%	1.7%	1.8%	2.2%
Allowance for credit losses as percent of net investment in “risk assets”	1.3%	1.2%	1.4%	1.6%	1.9%

The allowance for credit losses increased to $3.92 million (1.5% of net investment in leases and loans) at June 30, 2008 from $3.34 million (1.4% of net investment in leases and loans) at June 30, 2007. The allowance at June 30, 2008 consisted of $1.5 million allocated to specific accounts that were considered impaired and $2.42 million that was available to cover losses inherent in the portfolio. This compared to $912,900 allocated to specific impaired accounts at June 30, 2007 and $2.43 million that was

California First National Bancorp and Subsidiaries

available to cover losses inherent in the portfolio at such date.  The allowance allocated to specific accounts increased $555,000 while the unallocated allowance remained flat during fiscal 2008.  The flat unallocated allowance reflects higher specific reserves provided for at the Leasing Companies, while most growth in the lease portfolio has occurred within CalFirst Bank, which tends to be of higher credit quality, and therefore includes lower inherent losses. At June 30, 2008, the volume of transactions in process was down 16% from the end of the prior year and the volume of unfunded lease commitments decreased 20%.  Based on the above factors, the Company considers the allowance for credit losses of $3.9 million at June 30, 2008 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, non-recourse debt, and as necessary, through access to credit facilities. At June 30, 2008 and 2007, the Company’s cash and cash equivalents were $71.8 million and $44.5 million, respectively.  Stockholders’ equity at June 30, 2008 was $202.4 million, or 52% of total assets, compared to $197.7 million, or 60% of total assets, at June 30, 2007.  At June 30, 2008, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

Deposits at CalFirst Bank totaled $156.2 million at June 30, 2008, compared to $105.5 million at June 30, 2007. The $50.8 million increase was used to fund leases and loans and maintain liquidity at the Bank.  Average deposit balances have risen steadily over the past three years commensurate with the growth in the Bank’s lease and loan portfolio.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Rates paid by the Bank on deposits have declined in varying degrees in response to the general decrease in market rates. The following table presents average balances and average rates paid on deposits for years ended June 30, 2008, 2007 and 2006:

(dollars in thousands)	Years ended June 30,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$1,480	n/a	$1,383	n/a	$1,202	n/a
Interest-bearing demand deposits	150	0.49%	70	0.50%	48	0.50%
Savings deposits	10,941	3.97%	6,971	4.55%	11,769	3.51%
Time deposits less than $100,000	52,795	4.92%	45,010	4.91%	31,024	3.94%
Time deposits, $100,000 or more	$54,210	4.98%	$43,799	4.97%	$23,603	4.05%

California First National Bancorp and Subsidiaries

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2008
	Less than	Greater than
	$100,000	$100,000
	(in thousands)
Under 3 months	$10,472	$13,154
3 – 6 months	3,735	4,256
6 – 12 months	31,952	29,354
After 12 months	12,574	10,855

	$58,733	$57,619

During the fourth quarter of fiscal 2008, the Bank was approved for an advance line with the Federal Home Loan Bank of San Francisco (“FHLB”), which will allow the Bank to borrow up to $20,000,000.  Pursuant to the collateral agreement with the FHLB, advances are secured by a capital stock investment with the FHLB, certain investment securities and certain eligible loans. No amounts were borrowed from the FHLB at June 30, 2008.

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2008, the Company had outstanding non-recourse debt aggregating $9.3 million relating to property under leases assigned to unaffiliated parties. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The Leasing Companies have access to a $25 million line of credit with a bank (“Lender”). The purpose of the line is to provide resources as needed for investment in transactions in process and leases.  The agreement provides for borrowings based on the Lender’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2009.  The agreement is unsecured; however, the Leasing Companies’ obligations are guaranteed by the Company.  Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability. Pursuant to the agreement, the Leasing Companies are prohibited from repaying any indebtedness owed by them to the Company.  No borrowings have been made under this line of credit as of June 30, 2008.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations to make and receive future payments at June 30, 2008. Commitments to purchase property for unfunded leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.   Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

California First National Bancorp and Subsidiaries

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Time deposits less than $100,000	$58,733	$46,159	$12,574	$-
Time deposits $100,000 or more	57,619	46,764	10,855	-
Deposits without a stated maturity	39,887	39,887	-	-
Operating lease rental expense	4,704	371	4,333	-
Commercial loan commitments	10,404	10,404	-	-
Lease property purchases (1), (2)	68,237	68,237	-	-
Total contractual commitments	$239,584	$211,822	$27,762	$-

Contractual Cash Receipts
Lease receivable & loan principal payments (3)	$294,318	$116,065	$150,422	$27,831
Cash and cash equivalents	71,790	71,790	-	-
Total projected cash availability	366,108	187,855	150,422	27,831

Net projected cash inflow	$126,524	$(23,967)	$122,660	$27,831

(1)
Disbursements to purchase property on approved leases or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred to fiscal 2010 or never funded.

(2)
Does not include amounts to be received related to transactions-in-process already funded and the unfunded lease property purchases included above, which together aggregate to $100.2 million at June 30, 2008. The timing and amount of repayment cannot be determined until a lease commences.

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

At June 30, 2008, the Company had $75.0 million invested in securities of very short duration, including $33.4 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease payments receivable and loan principal of $294.3 million consists of leases with fixed rates and loans with fixed and variable rates, however, $116.1 million of such investment is due within one year of June 30, 2008. This compares to the Bank’s interest bearing deposit liabilities of $156.2 million, 82% of which mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.

California First National Bancorp and Subsidiaries

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial increase or decrease in interest rates may adversely impact our income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity

	3 Months	Over 3 to	Over 1 Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$38,355	$-	$-	$-	$-	$38,355
Fed funds sold	33,435	-	-	-	-	33,435
Investment securities	3,770	-	-	2,590	-	6,360
Net investment in leases	30,235	81,483	138,201	814	(30,570)	220,163
Commercial loans	37,197	174	932	5,283	(1,374)	42,212
Non-interest earning assets	-	-	-	-	46,069	46,069
Totals	$142,992	$81,657	$139,133	$8,687	$14,125	$386,594
Cumulative total for RSA	$142,992	$224,649	$363,782	$372,469

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$39,887	$-	$-	$-	$-	$39,887
Time deposits	23,626	69,370	23,356	-	-	116,352
Non-interest bearing liabilities	-	-	-	-	27,900	27,900
Stockholders' equity	-	-	-	-	202,455	202,455
Totals	$63,513	$69,370	$23,356	$-	$230,355	$386,594
Cumulative total for RSL	$63,793	$132,883	$156,239	$156,239

Interest rate sensitivity gap	$79,479	$12,287	$115,777	$8,687	$(216,230)
Cumulative GAP	$79,479	$91,766	$207,543	$216,230

RSA divided by RSL (cumulative)	225.1%	169.1%	232.8%	238.4%
Cumulative GAP / total assets	20.6%	23.7%	53.7%	55.9%

In addition to the consolidated gap analysis, the Bank measures its asset/liability position through duration measures and sensitivity analysis, and calculates the potential effect on earnings using maturity gap analysis. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income simulations. After a "baseline" net interest income is determined, using assumptions that the Bank deems reasonable, market interest rates are raised or lowered by 100 to 300 basis points instantaneously, parallel across the entire yield curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest income.

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

The following financial statements and supplementary financial information are included herein at the pages indicated below:

California First National Bancorp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
September 12, 2008

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	June 30,
ASSETS	2008	2007

Cash and due from banks	$38,355	$20,126
Federal funds sold and securities purchased under
agreements to resell	33,435	24,390
Total cash and cash equivalents (Note 1)	71,790	44,516
Investment securities (Note 2)	6,360	4,169
Receivables (Note 3)	1,946	1,345
Property acquired for transactions in process (Note 1,4)	29,046	34,720
Net investment in leases and loans (Note 4)	262,375	231,830
Property on operating leases, less accumulated depreciation of $77 (2008) and $21 (2007)	333	303
Income tax receivable (Note 8)	4,239	4,331
Other assets	1,231	1,734
Discounted lease rentals assigned to lenders (Note 4)	9,274	6,239

	$386,594	$329,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,422	$3,865
Accrued liabilities	4,152	3,695
Demand and savings deposits	39,887	8,292
Time certificates of deposit	116,352	97,178
Lease deposits	5,059	4,771
Non-recourse debt (Note 4)	9,274	6,239
Deferred income taxes, net (Note 8)	6,993	7,480

	184,139	131,520

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9):
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 11,440,725 (2008) and 11,138,425 (2007) issued and outstanding	114	111
Additional paid in capital	7,003	4,091
Retained earnings	195,611	193,485
Other comprehensive loss, net of tax	(273)	(20)
	202,455	197,667
	$386,594	$329,187

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2008	2007	2006

Direct finance and loan income	$25,927	$24,846	$18,861
Interest and investment income	1,914	2,057	1,329

Total direct finance, loan and interest income	27,841	26,903	20,190

Interest expense on deposits	5,735	4,706	2,593
Provision for credit losses	1,165	(120)	482
Net direct finance, loan and interest income after provision for credit losses	20,941	22,317	17,115

Other income
Operating and sales-type lease income	2,810	4,430	4,498
Gain on sale of leases and leased property	3,366	3,561	10,390
Other income (loss)	(59)	1,171	780

Total other income	6,117	9,162	15,668

Gross profit	27,058	31,479	32,783

Selling, general and administrative expenses	15,888	15,466	15,278

Earnings before income taxes	11,170	16,013	17,505

Income taxes	4,189	6,125	6,783

Net earnings	$6,981	$9,888	$10,722

Basic earnings per common share	$0.62	$0.88	$0.96

Diluted earnings per common share	$0.61	$0.86	$0.94

Dividends declared per common share outstanding	$0.48	$0.46	$0.42

Average common shares outstanding – basic	11,265,388	11,184,208	11,125,473

Average common shares outstanding – diluted	11,506,837	11,533,729	11,460,912

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2005	11,098,683	$111	$3,013	$183,614	$-	$186,738

Net earnings	-	-	-	10,722	-	10,722

Shares issued – stock options exercised	62,825	1	556	-	-	557

Stock based compensation expense	-	-	187	-	-	187

Dividends declared	-	-	-	(4,677)	-	(4,677)

Balance, June 30, 2006	11,161,508	112	3,756	189,659	-	193,527

Comprehensive income
Net earnings	-	-	-	9,888	-	9,888
Unrealized loss on investment
securities, net of tax	-	-	-	-	(20)	(20)
Total comprehensive income						9,868

Shares issued – stock options exercised	85,538	-	868	-	-	868
Shares repurchased	(108,621)	(1)	(665)	(915)	-	(1,581)

Stock based compensation expense	-	-	132	-	-	132

Dividends declared	-	-	-	(5,147)	-	(5,147)

Balance, June 30, 2007	11,138,425	111	4,091	193,485	(20)	197,667

Cumulative effect of applying
provisions of FIN 48	-	-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	6,981	-	6,981
Unrealized loss on investment
securities, net of tax	-	-	-	-	(253)	(253)
Total comprehensive income						6,728

Shares issued – stock options exercised	377,300	4	3,175	-	-	3,179
Shares repurchased	(75,000)	(1)	(327)	(647)	-	(975)

Stock based compensation expense	-	-	64	-	-	64

Dividends declared	-	-	-	(5,408)	-	(5,408)
Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

The accompanying notes are an integral
part of these consolidated financial statements.

 California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,981	$9,888	$10,722
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	561	601	844
Stock-based compensation expense	64	132	187
Leased property on operating leases, net	(88)	(323)	(259)
Interest accretion of estimated residual values	(1,523)	(1,285)	(1,414)
Gain on sale of leased property and sales-type lease income	(2,242)	(4,206)	(11,034)
Provision for credit losses	1,165	(120)	482
Deferred income taxes, including income taxes payable	790	(2,247)	(5,966)
(Increase) decrease in receivables	(601)	560	(269)
Decrease (increase) in income taxes receivable	92	413	(4,744)
Net decrease in accounts payable and accrued liabilities	(1,006)	(405)	(217)
Increase (decrease) in customer lease deposits	288	(764)	171
Net cash provided by (used for) operating activities	4,481	2,244	(11,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(165,843)	(139,527)	(157,969)
Payments received on lease receivables and loans	138,137	126,386	118,828
Proceeds from sales of leased property and sales-type leases	5,456	7,838	16,955
Purchase of investment securities	(4,814)	(482)	(26)
Pay down of investment securities	2,293	2,796	8,425
Net increase in other assets	(1)	(550)	(189)
Net cash used for investing activities	(24,772)	(3,539)	(13,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	19,174	17,791	39,422
Net increase (decrease) in demand and money market deposits	31,595	(1,486)	(4,354)
Payments to repurchase common stock	(975)	(1,581)	0
Dividends to stockholders	(5,408)	(5,147)	(4,677)
Proceeds from exercise of stock options including tax benefit	3,179	868	557
Net cash provided by financing activities	47,565	10,445	30,948

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,274	9,150	5,475
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,516	35,366	29,891
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,790	$44,516	$35,366

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$3,035	$(2,185)	$19
Estimated residual values recorded on leases	$(2,421)	$(2,380)	$(2,603)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,747	$4,715	$2,605
Income Taxes	$3,308	$7,972	$17,493

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) and its subsidiaries have two principal lines of business, leasing and banking. The Company leases high-technology and other capital assets to customers located throughout the United States. The Company also re-markets leased assets at lease expiration. The Company’s banking subsidiary, California First National Bank (“CalFirst Bank”) is an FDIC-insured national bank that gathers deposits from a centralized location primarily by posting rates on the Internet.  CalFirst Bank also leases capital assets to businesses and organizations, provides business loans to fund the purchase of assets leased by third parties, and has expanded into commercial loans through participations and direct loans to businesses, including real estate based, secured and unsecured revolving lines of credit.

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, California First Leasing Corporation and Amplicon, Inc., (collectively, the “Leasing Companies”), and CalFirst Bank. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days. Included in cash and cash equivalents at June 30, 2008 and 2007 was $36,922,748 and $25,954,581, respectively, that was held by the Bank and was only available to fund the Bank’s operations.

Investment Securities

Investment securities that the Company has the intent and ability to hold until maturity are classified as “held-to-maturity” and are stated at cost adjusted for amortization of premium or accretion of discount under criteria established with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  All other securities are classified as available for sale and reported at fair value. Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in comprehensive income.

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

For leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded net of unearned income as net investment in leases. The unearned income is recognized as direct finance income on an internal rate of return method calculated to achieve a level yield on the Company’s investment over the lease term.  There are no costs or expenses related to direct financing leases since lease income is recorded on a net basis.

California First National Bancorp and Subsidiaries

For capital leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The difference between the discounted value of the aggregate lease payments receivable and the property cost, less the discounted value of the residual, if any, and any initial direct costs is recorded as sales-type lease income. For balance sheet purposes, the aggregate lease payments receivable, and estimated residual value, if any, are recorded net of unearned income as net investment in leases.  Unearned income is recognized as direct finance income over the lease term on an internal rate of return method.

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

Loans

Loans are reported at their principal amount outstanding, net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition. Interest earned on loans without discounts is credited to income based on loan principal amounts outstanding at appropriate interest rates. Material origination and other nonrefundable fees net of direct costs and discounts on loans are credited to income over the terms of the loans using a method that approximates an effective yield.

Allowance for Credit Losses

The allowance for credit losses is an estimate based on management’s judgment applying the principles of Statement of Financial Accounting Standards (“SFAS”) 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance for credit losses and residual valuation allowance are periodically reviewed for adequacy considering levels of past due payments and non-performing assets, customers’ financial condition, leased property values as well as general economic conditions and credit quality indicators. The need for reserves is subject to future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific customers or industries may necessitate additions or deductions to the allowance for credit losses or the residual valuation allowance. The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the portfolios.

California First National Bancorp and Subsidiaries

Property Acquired for Transactions in Process

Property acquired for transactions in process represents partial deliveries of property, which the lessee has accepted on in-process lease transactions.  Such amounts are stated at cost, net of any lessee payments related to the property. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At lease commencement, any pre-commencement payments are included in minimum lease payments receivable and the unearned income is recognized as direct finance income over the lease term.

Earnings Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options, using the treasury stock method.

The following table reconciles the components of the basic net income per share calculation to diluted net income per share.

	Years ended June 30,
	2008	2007	2006
	(in thousands, except share and per share amounts)
Net earnings	$6,981	$9,888	$10,722
Weighted average number of common shares outstanding
assuming no exercise of outstanding options	11,265,388	11,184,208	11,125,473
Dilutive stock options using the treasury stock method	241,449	349,521	335,439
Dilutive common shares outstanding	11,506,837	11,533,729	11,460,912
Basic earnings per common share	$0.62	$0.88	$0.96
Diluted earnings per common share	$0.61	$0.86	$0.94

The Company did not include the following number of antidilutive stock options in its calculation of diluted earnings per share:

	Years ended June 30,
	2008	2007	2006
Antidilutive stock option shares	129,282	11,543	77,918

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No.  157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP 157-2 is not expected to have a material impact on the Company’s financial position or results of operations.

California First National Bancorp and Subsidiaries

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; including an Amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning July 1, 2008.  The Company does not expect that the adoption of FAS 159 will have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2006 and 2007 financial statements to conform to the presentation of the fiscal 2008 financial statements.

Note 2 - Investment Securities:

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2008 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Held-to-maturity:
Federal Reserve Bank Stock	$1,055	$-	$1,055	$1,055
Federal Home Loan Bank Stock	38	-	38	38
Mortgage-backed security	1,497	1	1,498	1,497
Total held-to-maturity	2,590	1	2,591	2,590

Available-for-sale:
Marketable securities	4,131	(361)	3,770	3,770
Total investment securities	$6,721	$(360)	$6,361	$6,360

The unrealized gain on the Company’s investment in the mortgaged-backed securities was caused by changes in interest rates. The contractual cash flows are guaranteed by an agency of the U. S. government, and accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

At June 30, 2008 there was a decline of $659,000 in the fair value of an available for sale marketable security that was recognized because it was deemed to be other than temporary.

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2007 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Held-to-maturity:
Federal Reserve Bank Stock	$1,055	$-	$1,055	$1,055
Mortgage-backed security	320	(24)	296	320
Total held-to-maturity	1,375	(24)	1,351	1,375

Available-for-sale
Marketable securities	2,826	(32)	2,794	2,794
Total investment securities	$4,201	$(56)	$4,145	$4,169

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

California First National Bancorp and Subsidiaries

There was no decline in the fair value of the investment available-for-sale below the cost that was deemed to be other than temporary at June 30, 2007.

The amortized cost and estimated fair value of investment securities at June 30, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Held-to-maturity:
Due after 10 years	$2,590	$2,591

Available-for-sale
Less than 12 months	4,131	3,770
	$6,721	$6,361

Note 3 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2008	2007
	(in thousands)
Other lessee receivables	$1,418	$1,344
Financial institutions	405	-
Miscellaneous receivables	123	1
	$1,946	$1,345

Note 4 - Leases and Loans:

The Company's net investment in leases and loans consists of the following:

	June 30,
(in thousands)	2008	2007

Minimum lease payments receivable	$237,423	$253,802
Estimated residual value	13,310	12,847
Commercial loan syndications	31,457	-
Commercial real estate loans	8,829	-
Revolving lines of credit	3,300	-
Less unearned income and discounts	(28,061)	(31,543)
Net investment in leases and loans before allowances	266,258	235,106
Less allowance for lease and loan losses	(3,779)	(3,124)
Less valuation allowance for estimated residual value	(104)	(152)
Net investment in leases and loans	$262,375	$231,830

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income and discounts includes the offset of initial direct costs of $5,143,507 and $4,609,693 at June 30, 2008 and 2007, respectively.

California First National Bancorp and Subsidiaries

At June 30, 2008, a summary of the installments due on minimum lease payments receivable, commercial loan principal payments and the expected maturity of the Company's estimated residual value are as follows:

Years ending	Lease Receivable and Loan	Estimated
June 30,	Principal Payments	Residual Value	Total

2009	$111,308	$4,757	$116,065
2010	75,786	3,571	79,357
2011	36,045	3,428	39,473
2012	25,182	1,007	26,189
2013	4,883	520	5,404
Thereafter	27,805	27	27,831
	281,009	13,310	294,319
Less unearned income	(25,496)	(2,565)	(28,061)
Less allowances	(3,779)	(104)	(3,883)
	$251,734	$10,641	$262,375

The allowance for credit losses includes amounts to cover losses related to the net investment in leases and loans, transactions in process and unfunded loan commitments. A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	2008	2007
	(in thousands)
Allowance for credit losses at beginning of year	$3,344	$3,637
Charge-off of lease receivables	(509)	(850)
Charge-off of transactions in process	(200)	-
Recovery of amounts previously written off	121	677
Provision for credit losses	1,165	(120)
Allowance for credit losses at end of year	$3,921	$3,344
Components:
Allowance for lease and loan losses	$3,883	$3,276
Liability for unfunded loan commitments	20	-
Allowance for losses on transactions in process	18	68
	$3,921	$3,344
Allowance for lease and loan losses as percent of net
investment in leases and loans before allowances	1.5%	1.4%

California First National Bancorp and Subsidiaries

Non-recourse debt, which relates to the discounting of capital lease receivables, bears interest at rates ranging from 4.95% to 8.13%. Maturities of such obligations at June 30, 2008 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2009	$3,483
2010	2,530
2011	1,467
2012	628
2013	491
Total non-recourse debt	8,599
Deferred interest expense	675
Discounted lease rentals assigned to lenders	$9,274

Deferred interest expense of $675,000 at June 30, 2008 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $9,274,000 using the effective yield method over the applicable lease term.

Note 5 – Credit Facilities:

In March 2008, the Leasing Companies entered into a second amendment to the $25 million line of credit with a bank (“Lender”).  The agreement provides for borrowings based on the Lender’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2009.  The agreement is unsecured, however, the Leasing Companies’ obligations are guaranteed by the Company.  Under the provisions of the agreement, the Leasing Companies must maintain a minimum net worth and profitability.  Pursuant to the agreement, the Leasing Companies are prohibited from repaying any indebtedness owed by them to the Company.  No borrowings have been made on this line of credit as of June 30, 2008.

Note 6 – Fair Value of Financial Instruments:

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

The fair value of commercial loans held by the Company, which generally re-price every 90 days based on changes in an applicable base rate, approximate their carrying amount. For other loans held by the Company, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for similar maturities. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.

California First National Bancorp and Subsidiaries

The estimated fair values of financial instruments were as follows:

	June 30, 2008		June 30, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$71,790	$71,790	$44,516	$44,516
Investment securities	6,360	6,361	4,169	4,145
Commercial loans	42,212	42,212	-	-

Financial Liabilities:
Demand and savings deposits	39,887	39,887	8,292	8,292
Time certificates of deposit	$116,352	$112,923	$97,178	$93,032

Note 7 - Deposits:

The composition of deposits is as follows:
	June 30, 2008		June 30, 2007
	(amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,192	0.8%	$1,848	1.8%

Interest-bearing deposits
Demand deposits	1,226	0.8%	57	0.1%
Savings deposits	37,469	24.0%	6,387	6.0%
Time certificates of deposits	116,352	74.4%	97,178	92.1%

Total Deposits	$156,239	100.0%	$105,470	100.0%

Included in savings deposits at June 30, 2008 is a deposit in the amount of $5.2 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company. The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of $100,000 or more amounted to $57.6 million and $50.0 million at June 30, 2008 and 2007, respectively.  Interest expense on such deposits amounted to $2.7 million, $2.2 million, and $956,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

At June 30, 2008, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2009	$92,996
2010	17,150
2011	6,206
Thereafter	-
Total time certificates of deposit	$116,352

California First National Bancorp and Subsidiaries

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

The provision for income taxes is summarized as follows:
	Years ended June 30,
	2008	2007	2006
	(in thousands)
Current tax expense:
Federal	$2,861	$6,954	$11,153
State	918	1,293	1,229
	3,779	8,247	12,382
Deferred tax expense (benefit):
Federal	310	(1,789)	(5,026)
State	100	(333)	(573)
	410	(2,122)	(5,599)
	$4,189	$6,125	$6,783

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting. Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2008	2007
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$7,052	$7,613
Deferred selling expenses	2,071	1,890
Other investments	141	-
Total liabilities	9,264	9,503
Deferred income tax assets:
Allowances and reserves	(1,600)	(1,369)
State income taxes	(321)	(453)
Depreciation other than on operating leases	(240)	(98)
Stock-based compensation	(110)	(103)
Total assets	(2,271)	(2,203)
Net deferred income tax liabilities	$6,993	$7,480

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2008	2007	2006
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	5.30	5.25	4.70
Other, mainly tax exempt leases	(2.80)	(2.00)	(0.95)
Effective rate	37.50%	38.25%	38.75%

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

California First National Bancorp and Subsidiaries

At June 30, 2008, there have been no material changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statue of limitations on open tax years, status of examinations and changes in management’s judgment. The Company is subject to U.S. Federal income tax jurisdiction as well as multiple state and local tax jurisdictions as a result of doing business in most states. The Company’s Federal tax returns are subject to examination from 2005 to the present, while state income tax returns are generally open from 2004 forward, and vary by individual state statutes of limitation.

At June 30, 2008 and 2007, the Company had an income taxes receivable balance of $4,239,000 and $4,331,000, respectively.

Note 9 - Capital Structure and Stock-based Compensation:

At June 30, 2008, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

During the years ended June 30, 2008 and 2007, the Company recognized pre-tax stock-based compensation expense of $63,219 and $132,108, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years 2002 through 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R.

California First National Bancorp and Subsidiaries

The following table summarizes activity related to stock options for the periods indicated:

	As of June, 30
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	860,229	$8.91	945,767	$9.02	1,017,518	$9.02
Exercised	(377,300)	8.13	(85,538)	10.15	(62,825)	8.86
Canceled/expired	(31,555)	14.26	-	-	(8,926)	9.33
Options outstanding at the end of the year	451,374	$9.18	860,229	$8.91	945,767	$9.02

Shares available for issuance	1,318,202		1,175,263		1,063,648

Options exercisable	436,365		817,747		875,811

As of June 30, 2008
Options outstanding				Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	222,242	2.92	$ 6.66	210,698	$ 6.54
9.96 - 13.64	229,132	1.96	11.61	225,667	11.61
$5.20 - $13.64	451,374	2.44	$ 9.18	436,365	$ 9.14

At June 30, 2008, the aggregate intrinsic value of options outstanding and options exercisable were $192,000 and $190,000, respectively.  The total intrinsic value of options exercised during the year ended June 30, 2008 was $339,000.  As of June 30, 2008, approximately $12,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over a weighted average period of approximately 4 months.

Note 10 - Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company’s financial statements. The Company currently is required to maintain (i) Tier 1 risk-based capital equal to at least six percent (6%) of its risk-weighted assets; (ii) total risk-based capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent (10%) of risk-weighted assets; and (iii) a minimum Tier 1 "leverage ratio" (measuring Tier 1 risk-based capital as a percentage of adjusted total assets) of at least five percent (5%). CalFirst Bank is subject to risk-based and leverage capital requirements mandated by the Office of the Comptroller of the Currency. The Bank is required to maintain (i) a minimum ratio of Tier 1 risked-based capital to risk-adjusted assets of four percent (4%) and (ii) a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent (8%).

California First National Bancorp and Subsidiaries

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2008 and 2007.  At June 30, 2008, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2008		2007
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$202,728	63.7%	$197,688	60.1%
Total risk-based capital	$206,338	64.8%	$200,368	60.9%
Tier 1 leverage capital	$202,728	55.8%	$197,688	62.0%

California First National Bank
Tier 1 risk-based capital	$39,927	18.1%	$38,136	21.7%
Total risk-based capital	$41,415	18.8%	$39,271	22.3%
Tier 1 leverage capital	$39,927	20.0%	$38,136	23.9%

Note 11 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2014.  Rent expense was $1,144,295 (2008), $1,117,486 (2007) and $1,063,521, (2006).

Future minimum
Years ending	lease payments
June 30,	(in thousands)
2009	$371
2010	763
2011	790
2012	815
2013	1,683
2014	282
$4,704

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities.  Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of $124,946 (2008), $133,015 (2007) and $122,924 (2006).

Note 12 - Segment Reporting:

The Company has two leasing subsidiaries, Amplicon and CalFirst Leasing (“Leasing Companies”), involved in leasing and financing capital assets, and re-marketing leased assets at lease expiration.

The Company’s banking subsidiary, CalFirst Bank, is an FDIC-insured national bank that gathers deposits from a centralized location and is involved in leasing and remarketing capital assets in a manner similar to the Leasing Companies. CalFirst Bank provides business loans to fund the purchase of assets leased by the Leasing Companies and other third parties.  During fiscal 2008, CalFirst Bank expanded its product offerings to include commercial loans.

California First National Bancorp and Subsidiaries

The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).   Below is a summary of each segment’s financial results for 2008, 2007 and 2006:

			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entires	Consolidated
	(in thousands)

Year end June 30, 2008
Net direct finance, loan and interest income
after provision for lease and loan losses	$15,076	$5,599	$266	$20,941
Other income	5,245	872	-	6,117
Gross profit	$20,321	$6,471	$266	$27,058

Net earnings	$3,625	$1,791	$1,565	$6,981

Total assets	$175,688	$217,756	$(6,850)	$386,594

Year end June 30, 2007
Net direct finance and interest income
after provision for lease and loan losses	$17,121	$5,026	$170	$22,317
Other income	8,213	944	5	9,162
Gross profit	$25,334	$5,970	$175	$31,479

Net earnings	$5,926	$1,797	$2,165	$9,888

Total assets	$172,881	$167,160	$(10,854)	$329,187

Year end June 30, 2006
Net direct finance, loan and interest income
after provision for lease and loan losses	$13,315	$3,743	$57	$17,115
Other income	14,935	733	-	15,668
Gross profit	$28,250	$4,476	$57	$32,783

Net earnings	$8,248	$1,278	$1,196	$10,722

Total assets	$180,876	$133,793	$(314)	$314,355

California First National Bancorp and Subsidiaries

Note 13 - California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2008, and 2007 and for the years ended June 30, 2008 and 2007 are presented below:

Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2008	2007
Assets
Cash and cash equivalents	$11,241	$5,911
Investment securities	1,792	-
Intercompany receivables	211	512
Investments in bank subsidiary	39,927	38,136
Investments in non-bank subsidiaries	105,904	106,676
Intercompany note receivable	51,060	48,041
Other assets	485	1,782
Premises and other fixed assets	66	189
	$210,686	$201,247
Liabilities
Accrued liabilities	$1,650	$1,686
Payable to non-bank subsidiaries	148	1,894
Deferred income taxes, net	6,433	-
	8,231	3,580
Stockholders’ Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
11,440,725 (2008) and 11,138,425 (2007)
issued and outstanding	114	111
Additional paid-in capital	7,154	4,242
Retained earnings	195,342	193,314
Other comprehensive loss, net of tax	(155)	-
	202,455	197,667
	$210,686	$201,247

Condensed Statements of Earnings	June 30,
(in thousands)	2008	2007
Income
Dividends from non-bank subsidiary	$5,500	$-
Management fee income from bank subsidiary	266	247
Management fee income from non-bank subsidiaries	1,046	1,054
Interest income from non-bank subsidiaries	3,299	4,071
Other interest income	266	175
	10,377	5,547
Expenses
Selling, general and administrative	2,159	2,140
Interest expense	-	-
	2,159	2,140
Income before taxes and equity in over distributed earnings of subsidiaries	8,218	3,407
Income tax expense	1,154	1,242
	7,064	2,165
Equity in over distributed comprehensive earnings of subsidiaries	(181)	7,703
Unrealized loss on investment securities, net of tax	(155)	-
Total comprehensive income	$6,728	$9,868

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	June 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Total comprehensive income	$6,728	$9,868
Adjustments to reconcile net earnings to cash flows:
Stock-based compensation expense	64	132
Deferred income taxes	6,486	1,242
Equity in over distributed earnings of subsidiaries	181	(7,703)
Net change in other liabilities	(36)	(139)
Net change in other assets	1,297	(2,197)
Other, net	123	121
Net cash provided by operating activities	14,998	1,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(1,845)	-
(Advances) to and payments for investments in subsidiaries	(4,464)	5,330
Net cash (used for) provided by investing activities	(6,309)	5,330

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,179	868
Payments to repurchase stock	(975)	(1,581)
Dividends paid	(5,408)	(5,147)
Net cash used for financing activities	(3,204)	(5,860)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,330	794

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,911	5,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,241	$5,911

Note 14 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2008 and 2007 is as follows:

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2008
Direct finance and loan income	$6,094	$6,478	$6,374	$6,981
Net direct finance, loan and interest income
after provision for lease and loan losses	5,203	5,414	4,983	5,341
Gross profit	7,113	7,126	6,413	6,406
Net earnings	$2,015	$1,809	$1,484	$1,673

Basic earnings per common share	$0.18	$0.16	$0.13	$0.15
Diluted earnings per common share	$0.18	$0.16	$0.13	$0.14

Dividends declared per common share	$0.12	$0.12	$0.12	$0.12

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2007
Direct finance and loan income	$5,464	$6,659	$6,324	$6,399
Net direct finance, loan and interest income
after provision for lease and loan losses	4,833	6,219	5,545	5,720
Gross profit	7,028	8,815	7,890	7,746
Net earnings	$2,025	$3,066	$2,401	$2,396

Basic earnings per common share	$0.18	$0.27	$0.21	$0.21
Diluted earnings per common share	$0.18	$0.27	$0.21	$0.21

Dividends declared per common share	$0.11	$0.11	$0.12	$0.12

California First National Bancorp and Subsidiaries

Note 15 - Subsequent Event:

On July 21, 2008, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 1,300,000 shares of its common stock. CalFirst Bancorp shareholders were given the opportunity to tender part or all of their shares to the Company at a price not greater than $13.00 and not less than $12.00 per share. On August 25, 2008, the Company announced that it accepted for purchase 1,300,000 shares of its common stock, representing approximately 11.4% of its outstanding shares, at a purchase price of $13.00 per share for a total cost of $16.9 million, excluding fees and expenses relating to the offer. The impact of the self-tender offer will be reflected in the financial statements for the first quarter of fiscal 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

The management of California First National Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no significant changes made during the most recent fiscal quarter to the Company's internal controls or other factors that could significantly affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have a Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is available on the Company’s website (www.calfirstbancorp.com), and we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of ethics by posting such information on our website. The information contained on the Company’s website is not part of this or any other report we file with or furnish to the SEC and is not incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

10.6
First Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2007 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated April 2, 2007)

10.7
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2008 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated June 16, 2008)

California First National Bancorp and Subsidiaries
10.8
Second Amendment to Office Lease dated June 11, 2008, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form 8-K dated June 16, 2008)

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

CALIFORNIA FIRST NATIONAL BANCORP

By	/s/ S. Leslie Jewett	Date:	September 23, 2008
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 23, 2008
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 23, 2008
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 23, 2008
S. Leslie Jewett

/s/ Michael H. Lowry	Director	September 23, 2008
Michael H. Lowry

/s/ Harris Ravine	Director	September 23, 2008
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 23, 2008
Danilo Cacciamatta