Form 10-Q
period 2008-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2008-11-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      September 30, 2008

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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 5, 2008 was 10,159,195.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

PART I. FINANCIAL INFORMATION	PAGE NUMBER

Item 1. Financial Statements

Consolidated Balance Sheets - September 30,
2008 and June 30, 2008	3

Consolidated Statements of Earnings - Three months
ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows – Three months
ended September 30, 2008 and 2007	5

Consolidated Statement of Stockholders’ Equity – Three months
ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18-19
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6. Exhibits	20
Signature	21

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and securities prices, from unanticipated changes in the risk characteristics of the lease portfolio, the level of defaults and a change in the provision for credit, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements.  Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Cash and due from banks	$28,666	$38,355
Federal funds sold and securities purchased under
agreements to resell	8,660	33,435
Total cash and cash equivalents	37,326	71,790
Investment securities	31,940	6,360
Net receivables	1,610	1,946
Property acquired for transactions in process	32,911	29,046
Net investment in leases and loans	259,592	262,375
Net property on operating leases	1,766	333
Income tax receivable	3,354	4,239
Other assets	943	1,231
Discounted lease rentals assigned to lenders	10,337	9,274

	$379,779	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,738	$2,422
Accrued liabilities	3,890	4,152
Demand and money market deposits	48,641	39,887
Time certificates of deposit	115,213	116,352
Lease deposits	5,398	5,059
Non-recourse debt	10,337	9,274
Deferred income taxes – including income taxes payable, net	6,894	6,993

	194,111	184,139

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,159,195 (September 2008) and 11,440,725 (June 2008) issued and outstanding	102	114
Additional paid in capital	395	7,003
Retained earnings	185,906	195,611
Other comprehensive income, net of tax	(735)	(273)
	185,668	202,455
	$379,779	$386,594

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended
	September 30,
	2008	2007

Direct finance and loan income	$6,136	$6,094
Interest and investment income	548	496
Total direct finance and interest income	6,684	6,590

Interest expense on deposits	1,601	1,347
Provision for credit losses	225	40
Net direct finance and interest income after provision for credit losses	4,858	5,203

Other income
Operating and sales-type lease income	603	827
Gain on sale of leases and leased property	838	930
Other fee income	128	153
Total other income	1,569	1,910

Gross profit	6,427	7,113

Selling, general and administrative expenses	3,557	3,888

Earnings before income taxes	2,870	3,225

Income taxes	1,076	1,210

Net earnings	$1,794	$2,015

Basic earnings per common share	$.17	$.18

Diluted earnings per common share	$.16	$.18

Dividends declared per common share outstanding	$.12	$.12

Average common shares outstanding – basic	10,858	11,139

Average common shares outstanding – diluted	10,949	11,442

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,794	$2,015
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	88	146
Stock-based compensation expense	12	21
Leased property on operating leases, net	(33)	81
Interest accretion of estimated residual values	(362)	(370)
Gain on sale of leased property and sales-type lease income	567	(918)
Provision for credit losses	225	40
Deferred income taxes, including income taxes payable	53	(1,367)
Decrease (increase) in receivables	336	(626)
Decrease in income taxes receivable	885	2,529
Net increase in accounts payable and accrued liabilities	1,054	2,319
Increase in customer lease deposits	339	825
Net cash provided by operating activities	4,958	4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(55,537)	(45,440)
Payments received on lease receivables and loans	51,336	34,347
Proceeds from sales of leased property and sales-type leases	1,262	1,533
Purchase of investment securities	(26,205)	(1,206)
Pay down of investment securities	11	30
Net decrease (increase) in other assets	227	(69)
Net cash used for investing activities	(28,906)	(10,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(1,139)	7,297
Net increase (decrease) in demand and money market deposits	8,754	(491)
Payments to repurchase common stock	(17,062)	0
Dividends to stockholders	(1,220)	(1,336)
Proceeds from exercise of stock options including tax benefit	151	50
Net cash (used for) provided by financing activities	(10,516)	5,520

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,464)	(590)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,790	44,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,326	$43,926

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$1,063	$(671)
Estimated residual values recorded on leases	$(477)	$(689)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$1,602	$1,348
Income Taxes	$138	$48

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Three months ended September 30, 2007

Balance, June 30, 2007	11,138,425	$111	$4,091	$193,485	$(20)	$197,667

Cumulative effect of applying provisions of FIN 48 (Note 6)		-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	2,015	-	2,015
Unrealized loss on
investment securities, net of tax	-	-	-	-	(182)	(182)

Total comprehensive income						1,833

Shares issued - Stock options exercised	4,833	-	50	-	-	50

Stock-based compensation expense	-	-	21	-	-	21

Dividends declared	-	-	-	(1,336)	-	(1,336)

Balance, September 30, 2007	11,143,258	$111	$4,162	$195,364	$(202)	$199,435

Three months ended September 30, 2008

Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

Comprehensive income
Net earnings	-	-	-	1,794	-	1,794
Unrealized loss on
investment securities, net of tax	-	-	-	-	(462)	(462)

Total comprehensive income						1,332

Shares issued - Stock options exercised	18,470	1	150	-	-	151

Shares repurchased	(1,300,000)	(13)	(6,770)	(10,279)	-	(17,062)

Stock-based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(1,220)	-	(1,220)

Balance, September 30, 2008	10,159,195	$102	$395	$185,906	$(735)	$185,668

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2008. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2008 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2008 and the statements of earnings, cash flows and stockholders’ equity for the three-month periods ended September 30, 2008 and 2007. The results of operations for the three-month period ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2008, the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2008 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the quarter ended September 30, 2008, the Company recognized pre-tax stock-based compensation expense of $12,000 compared to $21,000 recognized during the first quarter of fiscal 2008. Such expense related to options granted during the fiscal years ended June 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS No. 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of September 30, 2008, the Company has no more unrecognized compensation expense related to unvested shares.

The following table summarizes the stock option activity for the periods indicated:

	Three months ended
	September 30, 2008		September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	451,374	$9.18	860,229	$8.91

Exercised	(18,470)	8.13	(4,833)	10.45
Canceled/expired	(31,945)	13.64	(1,154)	11.70
Options outstanding at end of period	400,959	$8.87	854,242	$8.89

Options exercisable	397,493		835,769

As of September 30, 2008
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	204,927	3.16	$6.55	204,927	$6.55
9.85 - 12.49	196,032	2.00	11.29	192,566	11.29
$5.20 - $12.49	400,959	2.38	$8.87	397,493	$8.84

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). In accordance with the SFAS No. 157-2, “Effective Date of SFAS No. 157”, the Company has not applied the provisions of this statement to non-financial assets and liabilities except those that are disclosed at fair value on a recurring basis (at least annually). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of SFAS 157 had no effect on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. SFAS 157 establishes a three-tiered value hierarchy that prioritizes inputs based on the extent to which inputs used are observable in the market and requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a value is based on inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three levels of inputs are defined as follows:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets;

•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market;

•
Level 3 - Valuation is generated from model-based techniques that use inputs not observable in the market. Level 3 valuation techniques could include the use of option pricing models, discounted cash flow models and similar techniques, and rely on assumptions that market participants would use in pricing the asset or liability.

SFAS 157 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, SFAS 157 does not apply to the Company’s investment in leases or investment securities held to maturity.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2008, there were no liabilities subject to SFAS 157.  Securities available-for-sale include mutual fund investments and an equity security for which the Company is able to obtain quoted market prices in active markets.

The following table summarizes the Company’s assets which are measured at fair value on a recurring basis as of September 30, 2008:

	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale-securities	$3,156	$3,156	$-	$-

Assets and liabilities measured at fair value on a nonrecurring basis:

Certain financial instruments, such as impaired loans and unfunded loan commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at September 30, 2008.

NOTE 4 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available-for-sale.  The amortized cost, fair value, and carrying value of investment securities at September 30, 2008 were as follows:

	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Held-to-maturity
U.S. agency mortgage-backed securities	$1,492	$9	$1,501	$1,492
U.S. agency collateralized mortgage obligations	21,124	(464)	20,660	21,124
Trust preferred securities	5,075	14	5,089	5,075
Federal Reserve Bank and Federal Home Loan Bank Stock	1,093	-	1,093	1,093
Total held-to-maturity	28,784	(441)	28,343	28,784

Available-for-sale
Mutual fund investments	3,570	(1,069)	2,501	2,501
Equity investment	560	95	655	655
Total available-for-sale	4,130	(974)	3,156	3,156
Total investment securities	$32,914	$(1,415)	$31,499	$31,940

The unrealized losses within each investment category have occurred primarily as a result of changes in interest rates and credit spreads. The substantial portion of securities that have unrealized losses are issued by government-backed agencies or privately issued securities with high investment grade credit ratings.  The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. None of the securities with unrealized losses above have been held for more than 12 months. The Company does not consider the investments above to be other-than-temporarily impaired at September 30, 2008.

Securities classified as “held-to-maturity” are primarily U. S. agency issued securities and investment grade bank issued trust preferred securities.   The Company has determined that it has the ability to hold these investments until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the securities at amortized cost.

Securities classified as “available-for-sale” are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity.

NOTE 5 –LEASES AND LOANS

The Company's net investment in leases and loans consists of the following:

	September 30, 2008	June 30, 2008
	(in thousands)
Minimum lease payments receivable	$230,126	$237,423
Estimated residual value	12,007	13,310
Commercial loan syndications	40,494	31,457
Commercial real estate loans	8,754	8,829
Revolving lines of credit	-	3,300
Less unearned income and discounts	(27,737)	(28,061)
Net investment in leases and loans before allowances	263,644	266,258
Less allowance for lease and loan losses	(3,929)	(3,779)
Less valuation allowance for estimated residual value	(123)	(104)
Net investment in leases and loans	$259,592	$262,375

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income and discounts includes the offset of initial direct costs of $5.2 million and $5.1 million at September 30, 2008 and June 30, 2008, respectively.

Commercial loans are reported at the principal amount outstanding net of unearned discounts and unamortized nonrefundable fees and direct costs associated with their origination or acquisition.

NOTE 6 – SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”.  The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.

Below is a summary of each segment’s financial results for the quarters ended September 30, 2008 and 2007:

			Bancorp and
	Leasing		Eliminating
	Companies	CalFirst Bank	Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2008
Net direct finance and interest income,
after provision for credit losses	$3,188	$1,576	$94	$4,858
Other income	1,420	149	-	1,569
Gross profit	$4,608	$1,725	$94	$6,427
Net earnings	$1,039	$517	$238	$1,794
Total assets	$161,401	$228,077	$(9,699)	$379,779

Quarter ended September 30, 2007
Net direct finance and interest income,
after provision for credit losses	$3,848	$1,302	$53	$5,203
Other income	1,627	283	-	1,910
Gross profit	$5,475	$1,585	$53	$7,113
Net earnings	$1,083	$453	$479	$2,015
Total assets	$179,829	$174,877	$(17,155)	$337,551

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company adopted the provisions of SFAS 159 effective July 1, 2008.  The adoption of SFAS 159 had no impact on the Company’s financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets, primarily computers, computer networks and other high technology assets, through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies.  The Bank also provides commercial loans to businesses, including real estate based and unsecured revolving lines of credit, and purchases commercial loan participations.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease and loan portfolio, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure historically has been short-term in nature, with a greater portion of assets that reprice or mature within one year.  With the increased investment in commercial loans and investment securities with longer maturities, this maturity gap has diminished. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.   Many of Company’s leases, loans and liquid investments are tied to U.S. treasury rates and the fed funds rate that have decreased to a greater degree than bank deposit rates due to competitive market factors. As a result, this can result in a greater decline in net interest income than indicated by the repricing asset and liability comparison.

The Company conducts its business in a manner designed to mitigate risks. However, the assumption of risk is a key source of earnings in the leasing and banking industries and the Company is subject to risks through its investment securities, leases and loans held in its own portfolio, lease transactions in process, and residual investments. The Company takes steps to manage risks through the implementation of strict credit management processes and on-going risk management review procedures.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2008.

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

Net earnings for the first quarter ended September 30, 2008 of $1.8 million were down 11% from $2.0 million earned for the same period of the prior year.  A slight increase in direct finance, loan and interest income and lower selling, general and administrative expenses were offset by higher interest expense, decrease in other income and a higher provision for credit losses.  The net investment in leases and loans of $259.6 million at September 30, 2008 decreased slightly from the balance at June 30, 2008, but was up $23.5 million, or 10%, from the balance at September 30, 2007.

New lease bookings during the first three months of fiscal 2009 of $41.4 million were 17% above the $35.5 million booked in the prior year, and along with commercial loans boarded of $10.8 million contributed to a 27% increase in loan and lease assets booked in the quarter to $52.2 million. For the first quarter of fiscal 2009, lease originations were about the same as during the first quarter of fiscal 2008, but with new loan commitments, total originations were up 60%.  At September 30, 2008, property acquired for transactions in process of $32.9 million was up 13% from the level at June 30, 2008 but 20% lower than a year ago. The backlog of approved lease and loan commitments stood at $95.3 million at September 30, 2008.

The Bank’s investment in leases and loans of $169.9 million at September 30, 2008 represented 65% of the Company’s consolidated investment.  In addition, the Bank increased its investment securities portfolio to $28.8 million at September 30, 2008 from $2.6 million at June 30, 2008. The new investments include certain U. S. agency issued securities and investment grade bank issued trust preferred securities that offer a better yield than federal funds sold and other short term investments. To fund this portfolio, demand, money market and time deposits increased by 5% to $163.9 million from $156.2 million at June 30, 2008 and federal funds sold and securities purchased under agreements to resell decreased to $8.8 million at September 30, 2008 from $24.7 million at June 30, 2008.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2008, net earnings of $1.8 million decreased 11% compared to the first quarter ended September 30, 2007.  Diluted earnings per share were $.16 for the first quarter of fiscal 2009 compared to $.18 for the first quarter of fiscal 2008.  In August 2008, the Company purchased 1.3 million shares of common stock pursuant to a modified Dutch auction tender offer, reducing the fully diluted average shares outstanding in the quarter by 4% to 10.9 million.

Net Direct Finance, Loan and Interest Income -- Net direct finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits or other borrowings. Net direct finance, loan and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

Net direct finance, loan and interest income was $5.1 million for the quarter ended September 30, 2008, compared to $5.2 million for the quarter ended September 30, 2007, a decrease of $160,000, or 3%.  Direct finance and loan income of $6.1 million remained flat as an 11% increase in the average investment in leases and loans held in the Company’s own portfolio was offset by a 96 basis point decrease in the average yield earned. Investment income increased slightly to $548,000 due to a 65% increase in average investment balances offset by a 142 basis point decrease in the average yield. The decrease in the yield on investments was largely due to a 260 basis point decrease in the rates earned on federal funds sold as the result of actions by the Federal Reserve over the past year. Interest expense on deposits was $1.6 million for the first quarter of fiscal 2009 compared to $1.3 million for the same quarter of the prior year, reflecting a 53% increase in the average balances of interest bearing deposits offset by a 115 basis point decrease in the average interest rates paid.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2008 vs 2007
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(407)	$(193)	$(600)
Commercial loans	933	(291)	642
Discounted lease rentals	68	(23)	45
Federal funds sold	(17)	(11)	(28)
Federal funds sold	41	(181)	(140)
Investment securities	174	(15)	159
Interest-bearing deposits with banks	123	(90)	33
	932	(793)	139

Interest expense
Non-recourse debt	68	(23)	45
Demand and savings deposits	440	(169)	271
Time deposits	235	(252)	(17)
	743	(444)	299
	$189	$(349)	$(160)

The following table presents the Company’s average balance sheets, direct finance and interest income on leases and loans and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended September 30, 2008			Quarter ended September 30, 2007
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets
Interest-earning deposits with banks	$33,838	$199	2.4%	$19,479	$166	3.4%
Federal funds sold	27,848	158	2.3%	24,510	298	4.9%
Investment securities	14,734	191	5.2%	2,277	32	5.6%
Commercial loans	44,768	728	6.5%	3,780	86	9.1%
Net investment in leases, including
discounted lease rentals (1,2)	224,271	5,545	9.9%	235,523	6,100	10.4%
Total interest-earning assets	345,459	6,821	7.9%	285,569	6,682	9.3%
Other assets	39,743			46,862
	$385,202			$332,431

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$44,389	349	3.1%	$6,677	78	4.6%
Time deposits	116,141	1,252	4.3%	97,967	1,269	5.1%
Non-recourse debt (1)	10,116	137	5.4%	5,797	92	6.3%
Total interest-bearing liabilities	170,646	1,738	4.1%	110,441	1,439	5.2%
Other liabilities	20,111			23,607
Stockholders' equity	194,445			198,383
	$385,202			$332,431
Net direct finance, loan and interest income		$5,083			$5,243
Net direct finance, loan and interest income to
average interest-earning assets			5.9%			7.3%
Average interest-earning assets over
average interest-bearing liabilities			202.4%			258.6%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $10.1 million and $5.8 million for the quarters ended September 30, 2008 and 2007, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses -- The Company made a provision for credit losses in the first quarter of fiscal 2009 of $225,000, compared to a $40,000 provision for the same period in the prior year.  The increase in the provision related primarily to the deterioration of certain leases during the quarter as well as heightened credit risk within the commercial loan portfolio.

Other Income -- Total other income for the quarter ended September 30, 2008 decreased by $341,000, or 17.9%, to $1.6 million, compared to $1.9 million for the same quarter of the prior fiscal year.  The decline was due to a $316,000 decrease in gain on sales of leased property and $224,000 decrease in income from lease extensions, offset somewhat by a $224,000 increase in income from the sale of leases.  Other fee income declined $25,000 between periods.

Selling, General and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) reported during the first quarter of fiscal 2009 decreased $331,000, or 8.5%, to $3.6 million compared to $3.9 million for the first quarter of fiscal 2008.  The decrease in SG&A expenses is primarily due to lower fixed and variable office costs as well as a slight reduction in sales and administrative personnel costs.

Income Taxes -- Income taxes were accrued at a tax rate of 37.5% for the first quarter ended September 30, 2008 and September 30, 2007 representing the estimated annual tax rate for the fiscal years ending June 30, 2009 and 2008, respectively.

Financial Condition Analysis

As of September 30, 2008, consolidated total assets were $379.8 million, compared to $386.6 million at June 30, 2008. The $6.8 million decrease in total assets includes an $8.1 million decrease of the investment in leases to $212.1 million, a $5.3 million or 12.5% increase in commercial loans to $47.6 million, a $25.6 million increase in investment securities to $31.9 million and a $34.5 million decrease in cash and equivalents, including federal funds sold.

Lease and Loan Portfolio Analysis

All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first quarter ended September 30, 2008, approximately 84% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 98% during the first quarter of fiscal 2008. During the quarter ended September 30, 2008, the Company’s net investment in leases and loans decreased by $2.8 million from June 30, 2008. This decrease includes a $6.9 million decrease in the investment in lease receivables and a $1.1 million decrease in the investment in estimated residual values, offset by the $5.3 million increase in commercial loan balances at the Bank. The decrease in the investment in lease receivables is primarily due to the increase in new lease receivables being assigned to unaffiliated financial institutions and the decrease in investment in residual values is due to a lower volume of leases being booked on which the Company records a residual value. The increase in loans held at the Bank primarily related to additional purchases of participations in syndicated transactions originated by other financial institutions.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2008, the Company’s investment in property acquired for transactions in process of $32.9 million related to approximately $80.8 million of approved lease commitments.  This investment in transactions in process was up from $29.0 million at June 30, 2008, which related to approved lease commitments of $100.2 million, but down from $41.2 million at September 30, 2007, which related to approved lease commitments of $106.0 million. In addition to the approved lease commitments, CalFirst Bank had unfunded loan commitments at September 30, 2008 of $14.6 million.

The Company monitors the performance of all leases and loans held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases and loans ten or more days delinquent is conducted. Customers who are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases and loans generally will be discontinued when the customer becomes ninety days or more past due on its payments to the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubt about the ability of the customer to meet its obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors.

The following table summarizes the Company’s non-performing leases.  There were no non-performing loans during the periods summarized below:

	September 30, 2008	June 30, 2008
Non-performing Leases	(dollars in thousands)
Non-accrual leases	$2,281	$2,132
Restructured leases	348	398
Leases past due 90 days (other than above)	164	39
Total non-performing capital leases	$2,793	$2,569
Non-performing assets as % of net investment
in leases and loans before allowances	1.1%	1.0%

The increase in non-performing leases at September 30, 2008 compared to June 30, 2008 is primarily due to one relationship placed on non-accrual offset by other reductions during the quarter.  In addition to the non-performing capital leases identified above, there was $1.4 million of investment in capital leases at September 30, 2008 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.1 million at June 30, 2008. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

Allowance for Credit Losses

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

	Three months ended
	September 30,
	2008	2007
	(dollars in thousands)
Property acquired for transactions in process before allowance	$32,954	$41,299
Net investment in leases and loans before allowance	263,644	239,511
Net investment in “risk assets”	$296,598	$280,810

Allowance for credit losses at beginning of period	$3,921	$3,344
Charge-off of lease receivables	(31)	-
Recovery of amounts previously written off	-	68
Provision for credit losses	225	40
Allowance for credit losses at end of period	$4,115	$3,452

Components of allowance for credit losses:
Allowance for lease and loan losses	$4,052	$3,384
Liability for unfunded loan commitments	20	-
Allowance for transactions in process	43	68
	$4,115	$3,452
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.6%	1.4%
Allowance for credit losses as a percent of net investment in “risk assets”	1.4%	1.2%

The allowance for credit losses increased $169,000 to $4.1 million (1.6% of net investment in leases and loans before allowances) at September 30, 2008 from $3.9 million (1.5% of net investment in leases and loans before allowances) at June 30, 2008. The allowance at September 30, 2008 consisted of $1.6 million allocated to specific accounts that were impaired and $2.44 million that was available to cover losses inherent in the portfolio. This compared to $1.5 million allocated to specific accounts at June 30, 2008 and $2.41 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at September 30, 2008 primarily relates to the increase in specifically identified problems during the quarter.  The Company considers the allowance for credit losses of $4.1 million at September 30, 2008 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2008 and June 30, 2008, the Company’s cash and cash equivalents were $37.3 million and $71.8 million, respectively.  Stockholders’ equity at September 30, 2008 was $185.7 million, or 49% of total assets, compared to $202.4 million, or 52% of total assets, at June 30, 2008.  At September 30, 2008, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

On July 21, 2008, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 1,300,000 shares of its common stock. CalFirst Bancorp shareholders were given the opportunity to tender part or all of their shares to the Company at a price not greater than $13.00 and not less than $12.00 per share. On August 25, 2008, the Company announced that it accepted for purchase 1,300,000 shares of its common stock, representing approximately 11.4% of its outstanding shares, at a purchase price of $13.00 per share for a total cost of $16.9 million, excluding fees and expenses relating to the offer. The tender offer was funded through cash on hand.

Deposits at CalFirst Bank totaled $163.9 million at September 30, 2008, compared to $112.3 million at September 30, 2007 and $156.2 million at June 30, 2008. The $51.6 million increase from September 30, 2007 was used to fund leases, loans and the Bank’s growth in the investment portfolio, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the quarters ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest bearing demand deposits	$1,976	n/a	$1,679	n/a
Interest-bearing demand deposits	377	0.50%	62	0.44%
Money market deposits	44,012	3.14%	6,615	4.67%
Time deposits, less than $100,000	58,541	4.21%	47,689	5.15%
Time deposits, $100,000 or more	$57,600	4.35%	$50,278	5.13%

The following table shows the maturities of certificates of deposits at the dates indicated:

	September 30, 2008
	Less Than $100,000	Greater Than $100,000
	(in thousands)
Under 3 months	$3,740	$4,409
3 - 6 months	19,048	15,439
6 - 12 months	24,237	26,943
Over 12 months	11,744	9,653
	$58,769	$56,444

As an additional funding source, the Bank has secured an advance line with the Federal Home Loan Bank of San Francisco (“FHLB”), which will allow the Bank to borrow up to $20 million.  Pursuant to the collateral agreement with the FHLB, advances are secured by a capital stock investment with the FHLB, certain investment securities and certain eligible loans. No amounts were borrowed from the FHLB at September 30, 2008.

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2008, the Company had outstanding non-recourse debt aggregating $10.3 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As of September 30, the Leasing Companies had a $25 million line of credit with a bank (“Lender”). The purpose of the line is to provide resources as needed for investment in transactions in process and leases.  The agreement provides for borrowings based on Lender’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2009.  The agreement is unsecured, however, the Leasing Companies’ obligations are guaranteed by the Company.  No borrowings have been made under this line of credit as of September 30, 2008.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2008. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan commitments	$14,500	$14,500	$-	$-
Lease property purchases (1)	44,089	44,089	-	-
Operating lease rental expense	4,518	309	4,209	-
Total contractual commitments	$63,107	$58,898	$4,209	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from changes in market indices such as interest rates and credit spreads.  The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. Market risk also arises from the impact that fluctuations in interest rates may have on security prices that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. As the banking operations of the Company have grown and the Bank’s deposits represent a greater portion of the Company’s liabilities, the Company is subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk.

At September 30, 2008, the Company had $37.3 million invested in securities of very short duration, including $8.7 million in federal funds sold and securities purchased under agreements to resell. The Company’s investment in lease payments receivable and loan principal of $279.4 million consists of leases with fixed rates and loans with variable rates, however, $106.5 million of such investment is due within one year of September 30, 2008. This compares to the Bank’s interest bearing deposit liabilities of $163.9 million, of which $142.5 million mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at September 30, 2008, the Company had assets of $146.4 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $142.5 million.

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

Consolidated Interest Rate Sensitivity
			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$28,666	$-	$-	$-	$-	$28,666
Fed funds sold	8,660	-	-	-	-	8,660
Investment securities	2,501	-	5,200	23,081	1,158	31,940
Net investment in leases	22,678	84,890	133,986	580	(30,048)	212,086
Commercial loans	42,859	-	6,388	-	(1,741)	47,506
Non-interest earning assets	-	-	-	-	50,921	50,921
Totals	$105,364	$84,890	$145,574	$23,661	$20,290	$379,779
Cumulative total for RSA	$105,364	$190,254	$335,828	$359,489

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$48,641	$-	$-	$-	$-	$48,641
Time deposits	8,149	85,667	21,397		-	115,213
Non-interest bearing liabilities	-	-	-	-	30,257	30,257
Stockholders' equity	-	-	-	-	185,668	185,668
Totals	$56,790	$85,667	$21,397	$-	$215,925	$379,779
Cumulative total for RSL	$56,790	$142,457	$163,854	$163,854

Interest rate sensitivity gap	$48,574	$(777)	$124,177	$23,661
Cumulative GAP	$48,574	$47,797	$171,974	$195,635

RSA divided by RSL (cumulative)	185.53%	133.55%	204.96%	219.40%
Cumulative GAP / total assets	12.79%	12.59%	45.28%	51.51%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2008:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1, 2008 - July 31, 2008	-	$-	429,335
August 1, 2008 - August 31, 2008 (2)	1,300,000	$13.00	429,335
September 1, 2008 - September 30, 2008	-	$-	429,335
	1,300,000	$13.00

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.
2)
On July 21, 2008, the Company announced that the Board of Directors had authorized a tender offer to purchase 1.3 million shares of its common stock, which amount was in addition to the amount previously authorized.  The Company purchased 1.3 million shares on August 25, 2008.

ITEM 6. EXHIBITS

(a)	Exhibits		Page

	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Office	22

	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	23

	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	24

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant

DATE: 11-13-08	BY:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and Accounting Officer)