Form 10-Q
period 2008-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2009-02-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (949) 255-0500

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

            Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 2, 2009 was 10,159,195.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and securities prices, from unanticipated changes in the risk characteristics of the lease and loan portfolio, the level of defaults and a change in the provision for credit losses, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements.  Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Cash and due from banks	$38,113	$38,355
Federal funds sold and securities purchased under
agreements to resell	7,875	33,435
Total cash and cash equivalents	45,988	71,790
Investment securities	64,078	6,360
Net receivables	1,124	1,946
Property acquired for transactions in process	26,054	29,046
Net investment in leases	218,657	220,163
Commercial loans	62,386	42,212
Net property on operating leases	2,224	333
Income taxes receivable	2,733	4,239
Other assets	756	1,231
Discounted lease rentals assigned to lenders	9,256	9,274

	$433,256	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,533	$2,422
Accrued liabilities	3,532	4,152
Demand and money market deposits	47,463	39,887
Time certificates of deposit	134,490	116,352
Federal Home Loan Bank borrowings	35,444	-
Lease deposits	4,844	5,059
Non-recourse debt	9,256	9,274
Deferred income taxes – including income taxes payable, net	8,267	6,993

	245,829	184,139

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,159,195 (December 2008) and 11,440,725 (June 2008) issued and outstanding	102	114
Additional paid in capital	395	7,003
Retained earnings	187,174	195,611
Other comprehensive loss, net of tax	(244)	(273)
	187,427	202,455
	$433,256	$386,594

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Direct finance and loan income	$6,630	$6,478	$12,765	$12,571
Interest and investment income	1,029	492	1,578	988

Total direct finance, loan and interest income	7,659	6,970	14,343	13,559

Interest expense on deposits and borrowings	1,658	1,466	3,259	2,813
Provision for credit losses	650	90	875	130

Net direct finance, loan and interest income after
provision for credit losses	5,351	5,414	10,209	10,616

Other income
Operating and sales-type lease income	1,105	870	1,708	1,697
Gain on sale of leases and leased property	942	710	1,779	1,640
Other fee income	266	132	394	286

Total other income	2,313	1,712	3,881	3,623

Gross profit	7,664	7,126	14,090	14,239

Selling, general and administrative expenses	3,624	4,232	7,180	8,120

Earnings before income taxes	4,040	2,894	6,910	6,119

Income taxes	1,515	1,085	2,591	2,295

Net earnings	$2,525	$1,809	$4,319	$3,824

Basic earnings per common share	$.25	$.16	$.41	$.34

Diluted earnings per common share	$.25	$.16	$.41	$.34

Dividends declared per common share outstanding	$.12	$.12	$.24	$.24

Weighted average common shares outstanding	10,159	11,098	10,509	11,118

Diluted common shares outstanding	10,210	11,342	10,580	11,393

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,319	$3,824
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	226	295
Stock-based compensation expense	12	35
Leased property on operating leases, net	(580)	(105)
Interest accretion of estimated residual values	(679)	(749)
Amortization (accretion) of premiums (discounts) on securities, net	(87)	-
Gain on sale of leased property and sales-type lease income	(419)	(1,241)
Provision for credit losses	875	130
Deferred income taxes, including income taxes payable	801	(1,978)
Decrease (increase) in net receivables	822	(207)
Decrease in income taxes receivable	1,506	2,529
Net (decrease) increase in accounts payable and accrued liabilities	(509)	1,446
(Decrease) increase in lease deposits	(215)	428
Net cash provided by operating activities	6,072	4,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(115,501)	(73,615)
Payments received on lease receivables and loans	94,998	65,120
Proceeds from sales of leased property and sales-type leases	3,624	2,892
Purchase of investment securities	(57,142)	(1,206)
Pay down of investment securities	13	56
Net decrease (increase) in other assets	364	(295)
Net cash used for investing activities	(73,644)	(7,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	18,138	11,077
Net increase (decrease) in demand and money market deposits	7,576	(480)
Net increase in FHLB borrowings	35,444	-
Payments to repurchase common stock	(17,101)	(974)
Dividends to stockholders	(2,438)	(2,665)
Proceeds from exercise of stock options including tax benefit	151	53
Net cash provided by financing activities	41,770	7,011

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,802)	4,370
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,790	44,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,988	$48,886

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(18)	$(905)
Estimated residual values recorded on leases	$(900)	$(1,506)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$3,238	$2,824
Income Taxes	$284	$1,744

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Six months ended December 31, 2007

Balance, June 30, 2007	11,138,425	$111	$4,091	$193,485	$(20)	$197,667

Cumulative effect of applying provisions of FIN 48 (Note 6)		-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	3,824	-	3,824
Unrealized loss on
investment securities, net of tax	-	-	-	-	(320)	(320)

Total comprehensive income						3,504

Shares issued - Stock options exercised	5,032	-	53	-	-	53

Shares repurchased	(75,000)	-	(327)	(647)	-	(974)

Stock-based compensation expense	-	-	35	-	-	35

Dividends declared	-	-	-	(2,665)	-	(2,665)

Balance, December 31, 2007	11,068,457	$111	$3,852	$195,197	$(340)	$198,820

Six months ended December 31, 2008

Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

Comprehensive income
Net earnings	-	-	-	4,319	-	4,319
Unrealized gain on
investment securities, net of tax	-	-	-	-	29	29

Total comprehensive income						4,348

Shares issued - Stock options exercised	18,470	1	150	-	-	151

Shares repurchased	(1,300,000)	(13)	(6,770)	(10,318)	-	(17,101)

Stock-based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(2,438)	-	(2,438)

Balance, December 31, 2008	10,159,195	$102	$395	$187,174	$(244)	$187,427

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2008 and the statements of earnings for the three and six month periods, and cash flows and stockholders’ equity for the six month periods ended December 31, 2008 and 2007. The results of operations for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

At December 31, 2008 the Company has one stock option plan, which is more fully described in Note 9 in the Company’s 2008 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the six months ended December 31, 2008, the Company recognized pre-tax stock-based compensation expense of $12,000, compared to $35,000 for the six-month period ended December 31, 2007. Such expense related to options granted during the fiscal years ended June 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of December 31, 2008, the Company has no more unrecognized compensation expense related to unvested shares.

The following table summarizes the stock option activity for the periods indicated:

	Six months ended December 31, 2008		Six months ended December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	451,374	$9.18	860,229	$8.91
Exercised	(18,470)	8.13	(5,032)	10.50
Canceled/expired	(55,405)	12.82	(14,240)	13.68
Options outstanding at end of period	377,499	$8.69	840,957	$8.81
Options exercisable	375,188		823,638

As of December 31, 2008
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 8.81	204,927	2.49	$ 6.55	204,927	$ 6.55
9.96 - 12.49	172,572	2.01	11.24	170,261	11.22
$ 5.20 - $12.49	377,499	2.27	$ 8.69	375,188	$ 8.67

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

SFAS 157 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, SFAS 157 does not apply to the Company’s investment in leases or investment securities held to maturity.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2008, there were no liabilities subject to SFAS 157.

Securities available-for-sale include collateralized mortgage obligations issued by government-backed agencies, trust-preferred securities, mutual fund investments and an equity security and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of collateralized mortgage obligations are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). Publicly traded trust preferred securities, mutual funds and the common stock are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2008:

	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale-securities	$59,871	$17,578	$42,293	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at December 31, 2008.

NOTE 4 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available-for-sale.  The amortized cost, fair value, and carrying value of investment securities at December 31, 2008 were as follows:

	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. agency collateralized mortgage obligations	$42,078	$215	$42,293	$42,293
Trust preferred securities	13,504	1,780	15,284	15,284
Mutual fund investments	3,570	(1,568)	2,002	2,002
Equity investment	578	(286)	292	292

Total available-for-sale	59,730	141	59,871	59,871

Held-to-maturity
U.S. agency mortgage-backed securities	$1,486	$54	$1,540	$1,486
Federal Reserve Bank and Federal Home Loan Bank Stock	2,721	-	2,721	2,721

Total held-to-maturity	4,207	54	4,261	4,207
Total investment securities	$63,937	$195	$64,132	$64,078

The change in fair value within each investment category has occurred primarily as a result of changes in interest rates and credit spreads. The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. The securities above that have unrealized losses have not been held or valued below cost for more than twelve months. As a result, the Company has not determined that the investments above are other-than-temporarily impaired as of December 31, 2008.

Securities classified as “held-to-maturity” are primarily U. S. agency issued securities and Federal Reserve Bank and Federal Home Loan Bank Stock.   The Company has determined that it has the ability to hold these investments until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the securities at amortized cost.

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s borrowings from the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLBs are generally jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.

Securities classified as “available-for-sale” are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown net of taxes, as a component of shareholders’ equity.

NOTE 5 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	December 31, 2008	June 30, 2008
	(in thousands)
Minimum lease payments receivable	$237,150	$237,423
Estimated residual value	11,375	13,310
Less unearned income	(26,219)	(26,687)
Net investment in leases before allowances	222,306	224,046
Less allowance for lease losses	(3,526)	(3,779)
Less valuation allowance for estimated residual value	(123)	(104)
Net investment in leases	$218,657	$220,163

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.9 million and $5.1 million at December 31, 2008 and June 30, 2008, respectively.

NOTE 6 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	December 31, 2008	June 30, 2008
	(in thousands)
Commercial loan syndications	$54,046	$31,454
Commercial real estate loans	12,154	8,832
Revolving lines of credit	-	3,300
Total commercial loans	66,200	43,586
Less unearned income and discounts	(2,942)	(1,374)
Less allowance for loan losses	(872)	-
Net commercial loans	$62,386	$42,212

Commercial loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related commercial loan.

NOTE 7 – SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation (“CalFirst Leasing”) and Amplicon, Inc. (“Amplicon”), collectively the “Leasing Companies”.  The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.  Below is a summary of each segment’s financial results for the quarter and six months ended December 31, 2008 and 2007:

	Leasing	CalFirst	Bancorp and
	Companies	Bank	Eliminating Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2008
Net direct finance, loan and interest income
after provision for credit losses	$3,115	$2,159	$77	$5,351
Other income	1,992	321	-	2,313
Gross profit	$5,107	$2,480	$77	$7,664
Net earnings	$1,299	$1,012	$214	$2,525

Quarter ended December 31, 2007
Net direct finance, loan and interest income
after provision for credit losses	$3,936	$1,433	$45	$5,414
Other income	1,581	131	-	1,712
Gross profit	$5,517	$1,564	$45	$7,126
Net earnings	$938	$402	$469	$1,809

Six months ended December 31, 2008
Net direct finance, loan and interest income
after provision for credit losses	$6,303	$3,735	$171	$10,209
Other income	3,412	469	-	3,881
Gross profit	$9,715	$4,204	$171	$14,090
Net earnings	$2,338	$1,529	$452	$4,319

Six months ended December 31, 2007
Net direct finance, loan and interest income
after provision for credit losses	$7,784	$2,734	$98	$10,616
Other income	3,209	414	-	3,623
Gross profit	$10,993	$3,148	$98	$14,239
Net earnings	$2,022	$855	$947	$3,824

Total assets at December 31, 2008	$160,323	$283,344	$(10,411)	$433,256
Total assets at December 31, 2007	$177,526	$181,496	$(20,447)	$338,575

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. The Leasing Companies and CalFirst Bank focus on leasing and financing capital assets through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including the Leasing Companies and provides commercial loans to businesses, including real estate based and unsecured revolving lines of credit, and participates in commercial loan syndications.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume and profitability of leased property being re-marketed through re-lease or sale, the size and credit quality of the lease and loan portfolios, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure historically has been short-term in nature, with a greater portion of assets that reprice or mature within one year.  With the increased investment in commercial loans and investment securities with longer maturities, this maturity gap has diminished. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.   Many of Company’s leases, loans and liquid investments are tied to U.S. treasury rates and the fed funds rate that have decreased to a greater degree than bank deposit rates due to competitive market factors. As a result, this can result in a greater decline in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $2.5 million for the second quarter ended December 31, 2008 increased 40% from net earnings of $1.8 million from the second quarter of fiscal 2008.  The large percentage increase in second quarter net earnings is largely due to a 14% reduction in SG&A expenses, higher income earned on the loan and investment portfolios and increased end of term lease income that compounded to offset a substantial increase in the provision for credit losses.

New lease bookings during the second quarter of fiscal 2009 of $41.3 million were 6.5% lower than the prior year, but with commercial loans boarded of $27.5 million, total loan and lease assets booked in the second quarter of fiscal 2009 increased 10% to $68.7 million.  For the first six months of fiscal 2009, new lease bookings of $82.7 million were slightly above the first six months of fiscal 2008, and along with commercial loans boarded of $38.3 million contributed to a 42% increase in loan and lease assets booked to $121.0 million during the six months ended December 31, 2008.  As a result, the net investment in leases and loans of $281.0 million at December 31, 2008 increased $18.7 million, or 7%, from the balance at June 30, 2008 and increased $35.0 million, or 14% from the balance at December 31, 2007.

The Bank’s investment in leases and loans of $199.3 million at December 31, 2008 represented 71% of the Company’s consolidated investment.  In addition, the Bank increased its investment securities portfolio to $61.8 million at December 31, 2008 from $2.6 million at June 30, 2008. The new investments include certain U. S. agency mortgage-backed securities and investment grade bank issued trust-preferred securities that offer a better yield than federal funds sold and other short-term investments. To fund this portfolio, demand, money market and time deposits increased by 16% to $182.0 million from $156.2 million at June 30, 2008, and the Bank began using its availability under a credit line at the Federal Home Loan Bank of San Francisco (“FHLB”) through borrowings of $35.4 million at an average annual interest rate of 0.67%.

During the second quarter of fiscal 2009, new lease originations and loan commitments were down over 20% when compared to the prior year, reflecting the disruption in the capital markets and deteriorating economy.  As a result, at December 31, 2008, the backlog of approved lease and loan commitments of $58 million is 41% below the level of December 31, 2007. In the face of continued slow demand for leasing from its historical customer base, the Company will continue to pursue alternative investment opportunities.

Consolidated Statement of Earnings Analysis

Summary -- For the second quarter ended December 31, 2008, net earnings of $2.5 million increased $716,000, or 39.6%, compared to $1.8 million for the second quarter ended December 31, 2007.  Diluted earnings per share increased 55.1% to $0.25 per share for the second quarter of fiscal 2009, compared to $0.16 per share for the second quarter of the prior year.   Earnings per share comparisons benefited from the Company’s August 2008 purchase of 1.3 million shares of common stock pursuant to a modified Dutch auction tender offer, which reduced the fully diluted average shares outstanding in the quarter by 10% to 10.2 million.

For the six months ended December 31, 2008, net earnings of $4.3 million increased $495,000, or 12.9%, compared to the six months ended December 31, 2007.  Diluted earnings per share increased 21.6% to $0.41 for the first six months of fiscal 2009 compared to $0.34 for the same period of the prior year.

Net Direct Finance, Loan and Interest Income -- Net direct finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning investments and interest paid on deposits and borrowings. Net direct finance, loan and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

Net direct finance, loan and interest income was $6.0 million for the quarter ended December 31, 2008, a $497,000, or 9.0%, increase compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the second quarter ended December 31, 2008 increased 9.9% to $7.7 million from $7.0 million earned during the second quarter of fiscal 2008.  The increase was primarily due to a $1.0 million increase in income earned on the commercial loan portfolio that stood at $62.4 million at December 31, 2008 and a $537,000 increase in investment income earned. Together, this income offset an $878,000 decrease in direct finance income that resulted from an 8% decline in the average net investment in leases. The average yield on leases held in the Company’s own portfolio decreased 66 basis points to 10.1% while the average yield on loans decreased 93 basis points to 8.4%. With the expanded investment strategy, the average total investment in cash and securities increased to $83.2 million from $50.0 million for the second quarter of fiscal 2008, and the average yield earned on such investments increased 101 basis points to 4.95%.  During the second quarter of fiscal 2009, interest expense paid on deposits and FHLB borrowings increased by $191,900 or 13% reflecting a 49% increase in average deposit balances to $169.5 million that was offset by a 129 basis point drop in average interest rates paid. During the second quarter, CalFirst Bank made its initial borrowings under a Federal Home Loan Bank line at an average cost of .67%.

For the six months ended December 31, 2008, net direct finance and interest income was $11.1 million, a $338,000 or 3.2% increase from the $10.7 million earned during the same period of the prior year.  Total direct finance, loan and interest income increased 6% to $14.3 million for the first six months of fiscal 2009 compared to the same period of the prior year.  The increase was due to a $1.7 million increase in income earned on the commercial loan portfolio and a $590,000 increase in investment income, was which offset by a $1.5 million decline in direct finance income. The average yield on leases held in the Company’s own portfolio decreased by 52 basis points to 10.1% and the average yield on commercial loans decreased 182 basis points to 7.5%. The increased investment income reflected a 69% increase in the average investment in cash and securities to $81.4 million, with the average yield down 23 basis points to 3.87% for the six months ended December 31, 2008. For the six months ended December 31, 2008, interest expense on deposits and FHLB borrowings increased by $446,000 to $3.3 million, primarily reflecting a 122 basis point decrease in the average interest rates paid on average deposit balances that increased by 51% from the year before to $165.0 million.

The following table presents the components of the increases (decreases) in net direct finance and interest income by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2008 vs 2007			December 31, 2008 vs 2007
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(517)	$(361)	$(878)	$1,484	$(2,962)	$(1,478)
Commercial loans	1,160	(130)	1,030	2,127	(455)	1,672
Discounted lease rentals	70	(24)	46	136	(45)	91
Federal funds sold	(250)	(68)	(318)	(184)	(273)	(457)
Investment securities	582	233	815	742	232	974
Interest-earning deposits with banks	97	(57)	40	229	(156)	73
	1,142	(407)	735	4,534	(3,659)	875
Interest expense
Non-recourse debt	70	(24)	46	136	(45)	91
Demand and money market deposits	460	(179)	281	900	(348)	552
Time certificates of deposits	211	(323)	(112)	446	(575)	(129)
FHLB borrowings	23	-	23	23	-	23
	764	(526)	238	1,505	(968)	537
Net direct finance, loan and interest income	$378	$119	$497	$3,029	$(2,691)	$338

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2008			December 31, 2007
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$34,126	$163	1.9%	$19,007	$122	2.6%
Federal funds sold	6,959	14	0.8%	28,415	332	4.7%
Investment securities	42,098	852	8.1%	2,567	38	5.9%
Commercial loans	55,216	1,163	8.4%	5,683	133	9.4%
Net investment in leases, including
discounted lease rentals (1,2)	226,409	5,599	9.9%	241,348	6,431	10.7%
Total interest-earning assets	364,808	7,791	8.5%	297,020	7,056	9.5%
Other assets	34,730			40,063
	$399,538			$337,083

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$46,843	365	3.1%	$7,259	84	4.6%
Time deposits	122,653	1,270	4.1%	106,411	1,382	5.2%
FHLB borrowings	13,722	23	0.7%	-	-	0.0%
Non-recourse debt	9,654	132	5.5%	5,350	86	6.4%
Total interest-bearing liabilities	192,872	1,790	3.7%	119,020	1,552	5.2%
Other liabilities	20,327			18,504
Shareholders' equity	186,339			199,559
	$399,538			$337,083

Net direct finance, loan and interest income		$6,001			$5,504
Net direct finance, loan and interest income
to average interest-earning assets			6.6%			7.4%
Average interest-earning assets over
average interest-bearing liabilities			189.1%			249.6%

	Six months ended			Six months ended
	December 31, 2008			December 31, 2007
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$34,741	$362	2.1%	$19,357	$288	3.0%
Federal funds sold	18,652	173	1.9%	26,376	630	4.8%
Investment securities	28,006	1,043	7.4%	2,400	70	5.8%
Commercial loans	50,585	1,892	7.5%	4,733	220	9.3%
Net investment in leases, including
discounted lease rentals (1,2)	225,757	11,142	9.9%	238,782	12,529	10.5%
Total interest-earning assets	357,741	14,612	8.2%	291,648	13,737	9.4%
Other assets	36,428			42,847
	$394,169			$334,495

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$45,616	714	3.1%	$6,968	162	4.6%
Time deposits	119,397	2,522	4.2%	102,189	2,651	5.1%
FHLB borrowings	7,841	23	0.6%	-	-	0.0%
Non-recourse debt	9,820	269	5.5%	5,574	178	6.4%
Total interest-bearing liabilities	182,674	3,528	3.9%	114,731	2,991	5.2%
Other liabilities	20,428			20,859
Shareholders' equity	191,067			198,905
	$394,169			$334,495

Net direct finance, loan and interest income		$11,084			$10,748
Net direct finance, loan and interest income
to average interest-earning assets			6.2%			7.4%
Average interest-earning assets over
average interest-bearing liabilities			195.8%			254.2%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $9.3 million and $5.3 million at December 31, 2008 and 2007, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses  -- The Company recorded a provision for credit losses of $650,000 in the second quarter of fiscal 2009, compared to a provision of $90,000 in the second quarter of fiscal 2008.  For the six-month period ended December 31, 2008, the provision was $875,000 compared to a provision of $130,000 for the same period of the prior fiscal year.  The increase in the provision for both periods related to the substantial growth in the commercial loan portfolio and the heightened credit risk related to these assets, as well as deterioration in the credit quality of certain customers.

Other Income  -- Total other income for the quarter ended December 31, 2008 increased by $601,000, or 35.1%, to $2.3 million, compared to $1.7 million for the same quarter of the prior fiscal year.  The increase in other income primarily reflects a $232,000 increase in gain on sales of leases and leased property, including an increase in income from the sale of leases of $140,000, and a $235,000 increase in operating and sales-type lease income.  The increased income from end of term transactions primarily reflected greater income from lease extensions as well as slightly higher values realized on leased property sales.

For the first six months ended December 31, 2008, total other income of $3.9 million increased slightly compared to $3.6 million for the six months ended December 31, 2007.  The increase was principally due to a $364,000 increase in gains recognized on the sale of leases, which offset the slight decline in income earned on end of term transactions.  Other fee income of $394,000 increased $108,000 as fee income collected increased.

Selling, General, and Administrative (“S,G&A”) Expenses – During the second quarter and first six months of fiscal 2009, S,G&A expenses of $3.6 million and $7.2 million declined by 14.4% and 11.6%, respectively.  During both periods, the decrease is due to lower fixed and variable office costs resulting from efforts to lower overhead, including substantial savings in the second quarter from lower personnel costs.

Taxes – Income taxes were accrued at a tax rate of 37.5% for the first quarter and six months ended December 31, 2008 and December 31, 2007 representing the estimated annual tax rate for the fiscal years ending June 30, 2009 and 2008, respectively.

Financial Condition Analysis

As of December 31, 2008, consolidated total assets were up 12.1% to $433.3 million, compared to $386.6 million at June 30, 2008. The increase in total assets includes a $1.5 million decrease of the net investment in leases to $218.7 million, a 47.8% or $20.2 million increase in commercial loans to $62.4 million, a $57.7 million increase in investment securities to $64.1 million and a $25.8 million decrease in cash and equivalents, including federal funds sold.

Lease and Commercial Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first six months ended December 31, 2008, approximately 86% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 96% during the first six months of fiscal 2008. At December 31, 2008, the Company’s net investment in leases decreased by $1.5 million from June 30, 2008. This decrease includes a $1.7 million decrease in the investment in estimated residual values offset by a slight increase in the net investment in lease receivables.  The decrease in the investment in residual values is due to a larger volume of leases maturing than booked on which the Company realized a residual value.  The Company’s commercial loan portfolio increased $20.2 million to $62.4 million from June 30, 2008 and increased $56.7 million from December 31, 2007.  The increase in loans held at the Bank since June 30, 2008 related to additional purchases of participations in syndicated transactions originated by other financial institutions.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2008, the Company’s investment in property acquired for transactions in process of $26.1 million related to approximately $57.1 million of approved lease commitments.  This investment in transactions in process decreased from $29.0 million at June 30, 2008, which related to approved lease commitments of $100.2 million, and down from $28.0 million at December 31 2007, which related to approved lease commitments of $84.7 million. In addition to the approved lease commitments, CalFirst Bank had an unfunded loan commitment at December 31, 2008 of $1.0 million.

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

The following table summarizes the Company’s non-performing leases.  There were no non-performing loans during the periods summarized below.

	December 31, 2008	June 30, 2008
Non-performing Leases	(dollars in thousands)
Non-accrual leases	$2,381	$2,132
Restructured leases	282	398
Leases past due 90 days (other than above)	-	39
Total non-performing leases	$2,663	$2,569
Non-performing assets as % of net investment
in leases and loans before allowances	0.9%	1.0%

The increase in non-performing leases at December 31, 2008 from June 30, 2008 is primarily due to one relationship placed on non-accrual, offset by payments received. In addition to the non-performing capital leases identified above, there was $2.2 million of investment in capital leases at December 31, 2008 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared to $1.1 million at June 30, 2008. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

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

	Six months ended
	December 31,
	2008	2007
	(dollars in thousands)
Property acquired for transactions in process before allowance	$26,247	$28,020
Net investment in leases and loans before allowance	285,564	249,530
Net investment in “risk assets”	$311,811	$277,550

Allowance for credit losses at beginning of period	$3,921	$3,344
Charge-off of lease receivables	(74)	(5)
Recovery of amounts previously written off	13	68
Provision for credit losses	875	130
Allowance for credit losses at end of period	$4,735	$3,537
Components of allowance for credit losses:
Allowance for lease losses	$3,650	$3,469
Allowance for loan losses	872	-
Liability for unfunded loan commitments	20	-
Allowance for transactions in process	193	68
	$4,735	$3,537
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.7%	1.4%
Allowance for credit losses as a percent of net investment in “risk assets”	1.5%	1.3%

The allowance for credit losses increased $814,000 to $4.7 million (1.7% of net investment in leases and loans before allowances) at December 31, 2008 from $3.9 million (1.5% of net investment in leases and loans before allowances) at June 30, 2008. The allowance at December 31, 2008 consisted of $1.7 million allocated to specific accounts that were impaired and $3.0 million that was available to cover losses inherent in the portfolios. This compared to $1.5 million allocated to specific accounts at June 30, 2008 and $2.4 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at December 31, 2008 primarily relates to the increase in estimatable losses related to specifically identified problems.  The Company considers the allowance for credit losses of $4.7 million at December 31, 2008 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities

Total investment securities, both available-for-sale and held-to-maturity, were $64.1 million as of December 31, 2008, compared with $6.4 million at June 30, 2008. During the six months ended December 31, 2008, CalFirst Bank purchased $15.3 million of investment grade bank issued trust preferred securities and $42.3 million of mortgage-backed securities, all of which are held as available-for-sale. The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. At December 31, 2008, the available-for-sale securities portfolio included a $141,000 unrealized gain, compared with a net unrealized loss of $360,000 at June 30, 2008. During the second quarter and first six months of fiscal 2009, the Company’s assessment of the investment securities portfolio did not result in the determination of any other-than-temporary impairment of investment securities.  During this period of lower originations of new lease transactions, the Company will continue to expand its investment in securities with yield and risk profiles that are consistent with the Company’s policies and strategy.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, Federal Home Loan Bank advances and non-recourse debt. At December 31, 2008 and June 30, 2008, the Company’s cash and cash equivalents were $46.0 million and $71.8 million, respectively.  Stockholders’ equity at December 31, 2008 was $187.4 million, or 43% of total assets, compared to $202.5 million, or 52% of total assets, at June 30, 2008.  At December 31, 2008, the Company and the Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

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

Deposits at CalFirst Bank totaled $182.0 million at December 31, 2008, compared to $116.1 million at December 31, 2007 and $156.2 million at June 30, 2008. The $65.9 million increase from December 31, 2007 was used to fund leases, loans and the Bank’s growth in the investment portfolio, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2008 and 2007:

	Six months ended December 31,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,805	n/a	$1,420	n/a
Interest-bearing demand deposits	257	0.50%	95	0.47%
Money market deposits	45,359	3.12%	6,873	4.67%
Time deposits less than $100,000	59,311	4.14%	49,830	5.15%
Time deposits, $100,000 or more	$60,086	4.24%	$52,359	5.14%

The following table shows the maturities of certificates of deposits at the dates indicated:

	December 31, 2008
	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$19,789	$15,750
3 - 6 months	11,772	12,992
6 - 12 months	17,897	31,632
Over 12 months	13,267	11,391
	$62,725	$71,765

During the second quarter ended December 31, 2008, the Bank entered into short-term borrowing agreements (borrowings with maturities of one year or less) with the Federal Home Loan Bank of San Francisco.  The Bank had outstanding balances of $35.4 million under these agreements at December 31, 2008, with such advances collateralized by pledges of certain investment securities and loans of the Bank with an aggregate principal balance of approximately $42 million.  The average annual interest rate was 0.59% at December 31, 2008.

In January 2009, CalFirst Bank received approval to borrow from the Federal Reserve Discount Window amounts secured by certain lease receivables, with the availability at December 31, 2008 estimated to be approximately $50 million. No borrowings were outstanding at such date. The Bank may elect from time-to-time to borrow from the Federal Reserve rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2008, the Company had outstanding non-recourse debt aggregating $9.3 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As of December 31, 2008, the Leasing Companies had a $25 million line of credit with a bank (“Lender”). The purpose of the line is to provide resources as needed for investment in transactions in process and leases.  The agreement provides for borrowings based on Lender’s prime rate or LIBOR, at the Leasing Companies’ option, requires a commitment fee on the unused line balance and allows for advances through March 31, 2009.  The agreement is unsecured, however, the Leasing Companies’ obligations are guaranteed by the Company.  No borrowings have been made under this line of credit as of December 31, 2008.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2008. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan commitments	$1,000	$1,000	$-	$-
Lease property purchases (1)	24,736	24,736	-	-
FHLB Borrowings	35,444	35,444
Operating lease rental expense	4,518	565	3,953	-
Total contractual commitments	$65,698	$61,745	$3,953	$-

______________________________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At December 31, 2008, the Company had $49.7 million invested in securities of very short duration, including $7.9 million in federal funds sold and securities purchased under agreements to resell. The Company’s investment in lease payments receivable and loan principal of $303.4 million consists of leases with fixed rates and loans with variable rates, however, $164.9 million of such investment is due within one year of December 31, 2008. This compares to the Bank’s interest bearing deposit liabilities and FHLB borrowings of $217.4 million, of which $192.2 million mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at December 31, 2008, the Company had assets of $218.0 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $192.2 million.

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

Consolidated Interest Rate Sensitivity
			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):

Cash due from banks	$38,113	$-	$-	$-	$-	$38,113
Fed funds sold	7,875	-	-	-	-	7,875
Investment securities	3,668	-	-	60,118	292	64,078
Net investment in leases	24,688	87,073	136,763	-	(29,867)	218,657
Commercial loans	56,623	-	9,577	-	(3,814)	62,386
Non-interest earning assets	-	-	-	-	42,147	42,147
Totals	$130,967	$87,073	$146,340	$60,118	$8,758	$433,256
Cumulative total for RSA	$130,967	$218,040	$364,380	$424,498

Rate Sensitive Liabilities (RSL):

Demand and savings deposits	$46,961	$-	$-	$-	$502	$47,463
Time deposits	35,539	74,293	24,658	-	-	134,490
Borrowings	35,444	-	-	-	-	35,444
Non-interest bearing liabilities	-	-	-	-	28,432	28,432
Stockholders' equity	-	-	-	-	187,427	187,427
Totals	$117,944	$74,293	$24,658	$-	$216,361	$433,256
Cumulative total for RSL	$117,944	$192,237	$216,895	$216,895

Interest rate sensitivity gap	$13,023	$12,780	$121,682	$60,118
Cumulative GAP	$13,023	$25,803	$147,485	$207,603

RSA divided by RSL (cumulative)	111.04%	113.42%	168.00%	195.72%
Cumulative GAP / total assets	3.01%	5.96%	34.04%	47.92%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2008:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

October 1, 2008 – October 31, 2008	-	$-	429,335
November 1, 2008 - November 30, 2008	-	$-	429,335
December 1, 2008 - December 31, 2008	-	$-	429,335
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	25

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	26

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	27

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: February 13, 2009	By:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)