Form 10-Q
period 2009-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2009-05-14
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [Mark One]
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                                                            (949) 255-0500

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

 Yes ☐  No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of May 8, 2009, was 10,136,319.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

Cash and due from banks	$50,357	$38,355
Federal funds sold and securities purchased under agreements to resell	12,950	33,435
Total cash and cash equivalents	63,307	71,790
Available-for-sale investment securities	83,317	3,770
Held-to-maturity investment securities	4,078	2,590
Net receivables	2,805	1,946
Property acquired for transactions in process	12,274	29,046
Net investment in leases	216,168	220,163
Commercial loans	70,362	42,212
Net property on operating leases	1,801	333
Income taxes receivable	2,250	4,239
Other assets	788	1,231
Discounted lease rentals assigned to lenders	8,371	9,274

	$465,521	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$1,313	$2,422
Accrued liabilities	4,646	4,152
Demand and money market deposits	63,442	39,887
Time certificates of deposit	142,107	116,352
Short-term borrowings	35,444	-
Long-term borrowings	10,000	-
Lease deposits	4,037	5,059
Non-recourse debt	8,371	9,274
Deferred income taxes – including income taxes payable, net	8,380	6,993

	277,740	184,139

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,159,195 (March 2009) and 11,440,725 (June 2008) issued and outstanding	102	114
Additional paid in capital	395	7,003
Retained earnings	188,338	195,611
Other comprehensive loss, net of tax	(1,054)	(273)
	187,781	202,455
	$465,521	$386,594

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Direct finance and loan income	$6.239	$6,374	$19,005	$18,946
Interest and investment income	1,392	501	2,969	1,489

Total direct finance, loan and interest income	7,631	6,875	21,974	20,435

Interest expense on deposits and borrowings	1,726	1,442	4,985	4,255
Provision for credit losses	300	450	1,175	580

Net direct finance, loan and interest income after provision for credit losses	5,605	4,983	15,814	15,600

Non-interest income
Operating and sales-type lease income	1,040	603	2,748	2,300
Gain on sale of leases and leased property	1,116	669	2,895	2,308
Other income (loss)	(758)	158	(364)	444

Total non-interest income	1,398	1,430	5,279	5,052

Gross profit	7,003	6,413	21,093	20,652

Selling, general and administrative expenses	3,189	4,039	10,369	12,159

Earnings before income taxes	3,814	2,374	10,724	8,493

Income taxes	1,431	890	4,022	3,185

Net earnings	$2,383	$1,484	$6,702	$5,308

Basic earnings per common share	$.23	$.13	$.64	$.47

Diluted earnings per common share	$.23	$.13	$.64	$.46

Dividends declared per common share outstanding	$.12	$.12	$.36	$.36

Weighted average common shares outstanding	10,159	11,388	10,394	11,208

Diluted common shares outstanding	10,199	11,604	10,455	11,460

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,702	$5,308
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	351	429
Stock-based compensation expense	12	49
Leased property on operating leases, net	(191)	(132)
Interest accretion of estimated residual values	(982)	(1,131)
Gain on sale of leased property and sales-type lease income	(722)	(1,709)
Provision for credit losses	1,175	580
Amortization (accretion) of premiums (discounts) on securities, net	(242)	-
Fair value adjustment on investment securities	869	-
Deferred income taxes, including income taxes payable	1,724	(1,925)
Increase in net receivables	(859)	(161)
Decrease in income taxes receivable	1,989	2,898
Net decrease in accounts payable and accrued liabilities	(615)	(1,012)
(Decrease) increase in lease deposits	(1,022)	169
Net cash provided by operating activities	8,189	3,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(147,302)	(112,918)
Payments received on lease receivables and loans	134,188	96,279
Proceeds from sales of leased property and sales-type leases	4,778	4,136
Purchase of investment securities	(82,926)	(4,776)
Pay down of investment securities	147	1,629
Net decrease (increase) in other assets	296	(25)
Net cash used for investing activities	(90,819)	(15,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	25,755	12,652
Net increase in demand and money market deposits	23,555	4,100
Net proceeds from short-term borrowings	35,444	-
Net proceeds from long-term borrowings	10,000	-
Payments to repurchase common stock	(17,101)	(975)
Dividends to stockholders	(3,657)	(4,034)
Proceeds from exercise of stock options including tax benefit	151	2,937
Net cash provided by financing activities	74,147	14,680

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,483)	2,368
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,790	44,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,307	$46,884

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(903)	$(1,104)
Estimated residual values recorded on leases	$(1,947)	$(1,878)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$4,987	$4,266
Income Taxes	$309	$2,102

The accompanying notes are an integral part of these financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for common stock shares)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Nine months ended March 31, 2008

Balance, June 30, 2007	11,138,425	$111	$4,091	$193,485	$(20)	$197,667

Cumulative effect of applying provisions of FIN 48	-	-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	5,308	-	5,308
Unrealized loss on investment securities, net of tax	-	-	-	-	(492)	(492)
Total comprehensive income						4,816

Shares issued -
Stock options exercised, including income tax benefits	351,328	4	2,933	-	-	2,937

Shares repurchased	(75,000)	(1)	(327)	(647)	-	(975)

Stock-based compensation expense	-	-	49	-	-	49

Dividends declared	-	-	-	(4,034)	-	(4,034)

Balance, March 31, 2008	11,414,753	$114	$6,746	$195,312	$(512)	$201,660

Nine months ended March 31, 2009

Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

Comprehensive income
Net earnings	-	-	-	6,702	-	6,702
Unrealized loss on investment securities, net of tax	-	-	-	-	(781)	(781)

Total comprehensive income						5,921

Shares issued - Stock options exercised	18,470	1	150	-	-	151

Shares repurchased	(1,300,000)	(13)	(6,770)	(10,318)	-	(17,101)

Stock-based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(3,657)	-	(3,657)

Balance, March 31, 2009	10,159,195	$102	$395	$188,338	$(1,054)	$187,781

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the California First National Bancorp (“Company”) Annual Report on Form 10-K for the year ended June 30, 2008. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2008 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2009 and the statements of earnings for the three and nine-month periods, and cash flows and stockholders’ equity for the nine month periods ended March 31, 2009 and 2008. The results of operations for the three and nine-month periods ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2009, the Company has a stock option plan, which is more fully described in Note 9 in the Company’s 2008 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123R”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the nine months ended March 31, 2009, the Company recognized pre-tax stock-based compensation expense of $12,000, compared to $49,000 for the nine-month period ended March 31, 2008. Such expense related to options granted during the fiscal years ended June 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.  As of March 31, 2009, the Company has no more unrecognized compensation expense related to unvested shares.

The following table summarizes the stock option activity for the periods indicated:

	Nine months ended March 31, 2009		Nine months ended March 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	451,374	$ 9.18	860,229	$ 8.91
Exercised	(18,470)	8.13	(351,328)	8.05
Canceled/expired	(55,405)	12.82	(31,555)	14.26
Options outstanding at end of period	377,499	$ 8.69	477,346	$ 9.18
Options exercisable	377,499		462,336

As of March 31, 2009
Options outstanding and exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 5.20 - $ 8.81	204,927	2.24	$ 6.55
9.96 - 12.49	172,572	1.76	11.24
$ 5.20 - $12.49	377,499	2.02	$ 8.69

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). In accordance with the SFAS No. 157-2, “Effective Date of SFAS No. 157”, the Company has not applied the provisions of this statement to non-financial assets and liabilities except those that are disclosed at fair value on a recurring basis (at least annually). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of SFAS 157 had no material effect on the Company’s financial statements.

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

SFAS 157 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, SFAS 157 does not apply to the Company’s investment in leases or investment securities held to maturity.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at March 31, 2009, there were no liabilities subject to SFAS 157.

Securities available-for-sale include collateralized mortgage obligations issued by government-backed agencies, trust-preferred securities, corporate bonds, mutual fund investments and an equity security and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of collateralized mortgage obligations and corporate bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). Publicly traded trust preferred securities, mutual funds and the common stock are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2009:

(dollars in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale-securities	$83,317	$15,199	$68,118	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at March 31, 2009.

NOTE 4 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available-for-sale.  The amortized cost, fair value, and carrying value of investment securities at March 31, 2009 were as follows:

	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. agency collateralized mortgage obligations	$46,019	$1,062	$47,081	$47,081
Trust preferred securities	14,396	(1,497)	12,899	12,899
Corporate bonds	21,101	(64)	21,037	21,037
Mutual fund investments	2,702	(745)	1,957	1,957
Equity investment	578	(235)	343	343

Total available-for-sale	84,796	(1,479)	83,317	83,317

Held-to-maturity
U.S. agency mortgage-backed securities	$1,357	$64	$1,421	$1,357
Federal Reserve Bank and Federal Home Loan Bank Stock	2,721	-	2,721	2,721

Total held-to-maturity	4,078	64	4,142	4,078
Total investment securities	$88,874	$(1,415)	$87,459	$87,395

The change in fair value within each investment category has occurred primarily as a result of changes in interest rates and credit spreads. The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery.  In March 2009, the Company recorded a pre-tax impairment charge of $869,000 related to two closed-end fund investments held in the investment portfolio. While the Company has the ability and intent to retain these investments for a sufficient time to recover its investment, and dividend payments have continued at the same level, given the significant developments that have affected the market for these securities and the volatility of trading over the last six months, the Company determined that an other than temporary impairment occurred. The unrealized losses on trust preferred securities were deemed temporary as the credit risk associated with the underlying issuers are not material and the Company has the intent and ability to hold these temporarily impaired security issues until maturity or recovery of book value.  None of the securities with unrealized losses above have been impaired for more than twelve months.

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

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s borrowings from the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLB’s are generally jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.

Securities classified as “available-for-sale” are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown, net of taxes, as a component of shareholders’ equity.

NOTE 5 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	March 31, 2009	June 30, 2008
	(in thousands)
Minimum lease payments receivable	$233,253	$237,423
Estimated residual value	12,087	13,310
Less unearned income	(25,828)	(26,687)
Net investment in leases before allowances	219,512	224,046
Less allowance for lease losses	(3,229)	(3,779)
Less valuation allowance for estimated residual value	(115)	(104)
Net investment in leases	$216,168	$220,163

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.8 million and $5.1 million at March 31, 2009 and June 30, 2008, respectively.

At March 31, 2009, approximately $14.0 million of lease receivables are pledged to secure $10.0 million borrowed from the Federal Reserve Discount Window.

NOTE 6 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	March 31, 2009	June 30, 2008
	(in thousands)
Commercial loan syndications	$62,267	$31,454
Commercial real estate loans	12,044	8,832
Revolving lines of credit	-	3,300
Total commercial loans	74,311	43,586
Less unearned income and discounts	(2,877)	(1,374)
Less allowance for loan losses	(1,072)	-
Net commercial loans	$70,362	$42,212

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

NOTE 7 – BORROWINGS

The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco, which allows the Company to borrow on a secured basis using certain commercial loans and investment securities as collateral. At March 31, 2009, FHLB advances were at $35.4 million, with $21.0 million still available under this facility. Of the FHLB advances, $10 million have a remaining term of 2.75 years and the remaining amount rolls over every 30 days. The Company also has authority to borrow from the Federal Reserve (“FRB”) discount window amounts secured by certain lease receivables, with the total estimated availability at March 31, 2009 of approximately $50 million. At March 31, 2009, the Bank had an outstanding advance of $10.0 million maturing in less than 90 days under this agreement. Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

NOTE 8 – SEGMENT REPORTING

The Company has two leasing subsidiaries, California First Leasing Corporation and Amplicon, Inc. (collectively, the “Leasing Companies”).  The Company has a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”), which is an FDIC-insured national bank.  Below is a summary of each segment’s financial results for the quarter and nine months ended March 31, 2009 and 2008:

			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2009
Net direct finance, loan and interest income after provision for credit losses	$3,003	$2,545	$57	$5,605
Non-interest income	1,570	339	(511)	1,398
Gross profit	$4,573	$2,884	$(454)	$7,003
Net income	$1,372	$1,253	$(242)	$2,383

Quarter ended March 31, 2008
Net direct finance, loan and interest income after provision for credit losses	$3,562	$1,341	$80	$4,983
Non-interest income	1,178	252	-	1,430
Gross profit	$4,740	$1,593	$80	$6,413
Net income	$683	$427	$374	$1,484

Nine months ended March 31, 2009
Net direct finance, loan and interest income after provision for credit losses	$9,306	$6,279	$229	$15,814
Non-interest income	4,982	808	(511)	5,279
Gross profit	$14,288	$7,087	$(282)	$21,093
Net income	$3,710	$2,782	$210	$6,702

Nine months ended March 31, 2008
Net direct finance, loan and interest income after provision for credit losses	$11,346	$4,075	$179	$15,600
Non-interest income	4,387	665	-	5,052
Gross profit	$15,733	$4,740	$179	$20,652
Net income	$2,704	$1,282	$1,322	$5,308

Total assets at March 31, 2009	$160,844	$316,248	$(11,571)	$465,521
Total assets at March 31, 2008	$173,394	$183,864	$(12,602)	$344,656

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

On October 10, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FAS 157-3 did not have an impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP in the fourth quarter of fiscal 2009 and does not expect the adoption to have a material effect on the results of operations or financial position.

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

The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables, residuals, commercial loans and investment securities. Non-interest income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other income. Income from sales-type leases relates to the re-lease of lease property (“lease extensions”) while income from operating leases generally involves lease extensions that are accounted for as an operating lease rather than as a sales-type lease.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, the market for investment securities and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure historically has been short-term in nature, with a greater portion of assets that reprice or mature within one year.  With the increased investment in commercial loans and investment securities with longer maturities, this maturity gap has diminished. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.   Many of Company’s leases, loans and liquid investments are tied to U.S. treasury rates and the fed funds rate that often do not move in step with bank deposit rates. As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings for the third quarter ended March 31, 2009 were up 61% to $2.4 million from the net earnings of $1.5 million for the third quarter of fiscal 2008.  For the nine months ended March 31, 2009, net earnings were up 26% to $6.7 million from the $5.3 million for the first nine months of fiscal 2008.  The increase in net earnings for the third quarter and nine months of fiscal 2009 is primarily due to a reduction in selling, general and administrative (SG&A) expenses, higher income earned on the investment portfolio along with reduced rates paid on deposits and borrowings, and gains from the sale of leases.

New lease bookings of $117.3 million for the first nine months of fiscal 2008 increased 8.2%, and along with commercial loans boarded of $48.2 million contributed to a 33% increase in loan and lease assets booked to $165.6 million during the nine months ended March 31, 2009, compared to $124.3 million for the first nine months of fiscal 2008.   As a result, the net investment in leases and loans of $286.5 million at March 31, 2009 increased 9.2% from June 30, 2008 and increased 14.1% from the balance at March 31, 2008.

The Bank’s investment in leases and loans of $203.7 million at March 31, 2009 represented 71% of the Company’s consolidated investment, and was up 21% from June 30, 2008.  In addition, the Bank increased its investment securities portfolio to $85.1 million at March 31, 2009 from $2.6 million at June 30, 2008. The investments include certain U. S. agency mortgage-backed securities, investment grade bank issued trust-preferred securities and corporate bonds that offer a better yield than federal funds sold and other short-term investments. To fund this portfolio, demand, money market and time deposits increased by 32% to $205.5 million from $156.2 million at June 30, 2008, and the Bank used its availability under credit lines at the FHLB and the FRB through borrowings of $45.4 million at an average annual interest rate of 0.78%.

During the third quarter of fiscal 2009, new lease originations and loan commitments were down over 46% when compared to the prior year.  As a result, at March 31, 2009 the backlog of approved lease and loan commitments of $52.6 million is 54% below the level of March 31, 2008. In the face of continued slow demand for leasing from its historical customer base, the Company will continue to pursue alternative investment opportunities.

Consolidated Statement of Earnings Analysis

Summary -- For the third quarter ended March 31, 2009, net earnings of $2.4 million increased $899,000, or 61%, compared to $1.5 million for the third quarter ended March 31, 2008.  For the first nine months of fiscal 2009 net earnings of $6.7 million increased $1.4 million, or 26% compared to the nine months ended March 31, 2008.     Diluted earnings per share increased 83% to $0.23 per share for the third quarter of fiscal 2009 compared to $0.13 per share for the third quarter of the prior year.  For the nine months ended March 31, 2009, diluted earnings per share of $0.64 increased 38%, compared to $0.46 per shared for the same prior year period.  Earning per share comparisons in both periods benefited from the Company’s August 2008 purchase of common stock pursuant to a modified Dutch auction tender offer that reduced the fully diluted shares outstanding in the third quarter by 12% to 10.2 million.

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

Net direct finance, loan and interest income was $5.9 million for the quarter ended March 31, 2009, a $472,000, or 8.7% increase compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the third quarter ended March 31, 2009 increased 11.0% to $7.6 million from $6.9 million earned during the third quarter of fiscal 2008.  The increase was primarily due to an $803,000 increase in income earned on the commercial loan portfolio that stood at $70.4 million at March 31, 2009 and an $891,000 increase in investment income earned on average total cash and investments which had increased 128% to $128.3 million. Together, this income offset a $938,000 decrease in direct finance income that resulted from a 9% decline in the average net investment in leases. The average yield on leases held in the Company’s own portfolio decreased 72 basis points to 9.8% while the average yield on loans decreased 40 basis points to 5.8%. With the expanded investment strategy, the average total investment in cash and securities increased to $128.3 million from $56.3 million for the third quarter of fiscal 2008, and the average yield earned on such investments increased 78 basis points to 4.34%.  During the third quarter of fiscal 2009, interest expense paid on deposits and FHLB and FRB borrowings increased by $284,000 or 20% reflecting a 64% increase in average deposit balances to $193.2 million that was offset by a 150 basis point drop in average interest rates paid. During the third quarter, CalFirst Bank borrowed under Federal Home Loan Bank and Federal Reserve Bank lines at an average cost of 0.78%, and reduced its total average funding cost to 2.99% for the three months ended March 31, 2009 compared to 4.9% for the third quarter of fiscal 2008.

For the nine months ended March 31, 2009, net direct finance and interest income was $17.0 million, an $809,000 or 5.0% increase from the $16.2 million earned during the same period of the prior year.  Total direct finance, loan and interest income increased 7.5% to $22.0 million for the first nine months of fiscal 2009 compared to the same period of the prior year.  The increase was due to a $2.5 million increase in income earned on the commercial loan portfolio and a $1.5 million increase in investment income, which was offset by a $2.4 million decline in direct finance income related to leases. The average yield on leases held in the Company’s own portfolio decreased by 60 basis points to 10.0% and the average yield on commercial loans decreased 148 basis points to 6.9%. The increased investment income reflected a 91% increase in the average investment in cash and securities to $97.3 million, with the average yield up 17 basis points to 4.1% for the nine months ended March 31, 2009. For the nine months ended March 31, 2009, interest expense on deposits and FHLB and FRB borrowings increased by $730,000 to $5.0 million, reflecting a 159 basis point decrease in the average interest rates paid on average deposit and borrowing balances that increased by 71% from the year before to $191.4 million.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2009 vs 2008			March 31, 2009 vs 2008
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(546)	$(392)	$(938)	$(1,448)	$(968)	$(2,416)
Commercial loans	871	(68)	803	3,086	(611)	2,475
Discounted lease rentals	58	(19)	39	193	(64)	129
Federal funds sold	(154)	(86)	(240)	(340)	(358)	(698)
Investment securities	1,057	168	1,225	1,686	513	2,199
Interest-earning deposits with banks	173	(267)	(94)	405	(426)	(21)
	1,459	(664)	795	3,582	(1,914)	1,668
Interest expense
Non-recourse debt	58	(19)	39	193	(64)	129
Demand and money market deposits	439	(202)	237	1,333	(545)	788
Time certificates of deposits	377	(407)	(30)	824	(982)	(158)
FHLB and FRB borrowings	77	-	77	100	-	100
	951	(628)	323	2,450	(1,591)	859
Net direct finance, loan and interest income	$508	$(36)	$472	$1,132	$(323)	$809

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$42,931	$85	0.8%	$21,939	$179	3.3%
Federal funds sold	11,183	7	0.3%	29,504	247	3.3%
Investment securities	74,194	1,300	7.0%	4,894	75	6.1%
Commercial loans	64,418	929	5.8%	8,169	126	6.2%
Net investment in leases, including
discounted lease rentals (1,2)	226,278	5,429	9.6%	243,492	6,328	10.4%
Total interest-earning assets	419,004	7,750	7.4%	307,998	6,955	9.0%
Other assets	27,711			34,575
	$446,715			$342,573

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$54,051	323	2.4%	$8,882	86	4.0%
Time deposits	139,135	1,326	3.8%	108,879	1,356	5.1%
FHLB & FRB borrowings	37,944	77	0.8%	-	-	0.0%
Non-recourse debt	8,711	119	5.5%	5,066	80	6.3%
Total interest-bearing liabilities	239,841	1,845	3.1%	122,827	1,522	5.0%
Other liabilities	19,215			18,444
Shareholders' equity	187,659			201,302
	$446,715			$342,573

Net direct finance, loan and interest income		$5,905			$5,433
Net direct finance, loan and interest income
to average interest-earning assets			5.6%			7.1%
Average interest-earning assets over
average interest-bearing liabilities			174.7%			250.8%

	Nine months ended			Nine months ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$37,680	$447	1.6%	$20,202	$468	3.1%
Federal funds sold	16,742	179	1.4%	27,343	877	4.3%
Investment securities	42,903	2,343	7.3%	3,381	144	5.7%
Commercial loans	54,938	2,821	6.8%	5,539	346	8.3%
Net investment in leases, including
discounted lease rentals (1,2)	225,749	16,571	9.8%	239,973	18,858	10.5%
Total interest-earning assets	378,012	22,361	7.9%	296,438	20,693	9.3%
Other assets	33,265			40,408
	$411,277			$336,846

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$48,386	1,037	2.9%	$7,601	248	4.3%
Time deposits	125,880	3,848	4.1%	104,403	4,007	5.1%
FHLB & FRB borrowings	17,122	100	0.8%	-	-	0.0%
Non-recourse debt	9,433	387	5.5%	5,395	258	6.4%
Total interest-bearing liabilities	200,821	5,372	3.6%	117,399	4,513	5.1%
Other liabilities	20,388			19,261
Shareholders' equity	190,068			199,826
	$411,277			$336,846

Net direct finance, loan and interest income		$16,989			$16,180
Net direct finance, loan and interest income
to average interest-earning assets			6.0			7.3%
Average interest-earning assets over
average interest-bearing liabilities			188.2%			252.5%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $9.4 million and $5.4 million at March 31, 2009 and 2008, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses  -- The Company recorded a provision for credit losses of $300,000 in the third quarter of fiscal 2009, compared to a $450,000 provision made during the same period of the prior year.  The amount related to the deterioration in economic conditions and in the credit quality of certain customers during the quarter.  For the nine months ended March 31, 2009, the Company recognized a $1.2 million provision for credit losses, which compared to a provision of $580,000 for the first nine months of fiscal 2008. The increased provision largely relates to the substantial growth and heightened credit risk within the commercial loan portfolio, as well as deterioration in the credit quality of certain customers.

Non-interest Income  -- Total non-interest income of $1.4 million for the quarter ended March 31, 2009 decreased  $32,000, or 2.2%, from the quarter ended March 31, 2008.  In the third quarter of fiscal 2009, the Company included a charge of $869,000 in other income related to the impairment of two closed-end fund investments.  These investments continue to pay dividends at the same rate but based on the decline in the net asset value of the funds and the market in general, the impairment may be other than temporary and a valuation adjustment was recorded in the third quarter of fiscal 2009.  Offsetting this adjustment was a $675,000 increase in gain on sale of leases and a $209,000 increase in income from end of term transactions.

For the nine months ended March 31, 2009, total non-interest income was up 4.5% to $5.3 million compared to $5.1 million for the nine months ended March 31, 2008.  Gains recognized on the sale of leases increased by $1.0 million, while income from end of term transactions was relatively unchanged.  Other income decreased by $808,000 reflecting the impairment charge noted above.

Selling, General, and Administrative (“S,G&A”) Expenses -- S,G&A expenses decreased 21% to $3.2 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  For the first nine months of fiscal 2009, S,G&A expenses decreased 15% to $10.4 million compared to the first nine months of the prior year.  The decrease in S,G&A expenses during both periods is due to lower fixed and variable costs resulting from efforts to lower overhead, including substantial reductions in personnel costs.

Included in SG&A expenses were Federal Deposit Insurance Corporation (“FDIC”) insurance premiums of  $24,000 and  $69,000, respectively, for the three and nine month periods ended March 31, 2009. The Bank’s FDIC insurance premium rates were not increased during 2009, although amounts paid increased in connection with the growth in deposits. In March 2009, the FDIC proposed a one-time special assessment of 20 bps on all assessable deposits as of June 30, 2009, but has indicated that it would reduce the special assessment 10 basis points under certain circumstances.  Based on this, approximately $200,000 to $400,000 of additional FDIC expense is expected to be recognized in the first quarter of fiscal 2010.

Taxes – Income taxes were accrued at a tax rate of 37.50% for the three and nine months ended March 31, 2009 and 2008 representing the estimated annual tax rate for the fiscal years ending June 30, 2009 and 2008, respectively.

Financial Condition Analysis

As of March 31, 2009, consolidated total assets were up 20.4% to $465.5 million, compared to $386.6 million at June 30, 2008. The increase in total assets includes a $4.0 million decrease of the net investment in leases to $216.2 million, a 66.7% or $28.2 million increase in commercial loans to $70.4 million, an $81.3 million increase in investment securities to $87.4 million and an $8.4 million decrease in cash and equivalents, including federal funds sold.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first nine months ended March 31, 2009, approximately 85% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 97% during the first nine months of fiscal 2008. At March 31, 2009, the Company’s net investment in leases decreased by $4.0 million from June 30, 2008. This decrease includes a $2.8 million decrease in the investment in net lease receivables and a $1.2 million decrease in estimated residual values.  The decrease in the investment in residual values is due to a larger volume of leases maturing than booked on which the Company realized a residual value.  The Company’s commercial loan portfolio increased $28.2 million to $70.4 million from June 30, 2008 and increased $54.8 million from March 31, 2008.  The increase in loans held at the Bank since June 30, 2008 related to additional purchases of participations in syndicated transactions originated by other financial institutions.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2009, the Company’s investment in property acquired for transactions in process of $12.3 million related to approximately $46.1 million of approved lease commitments.  This investment in transactions in process decreased from $29.0 million at June 30, 2008, which related to approved lease commitments of $100.2 million, and was down from $28.0 million at March 31 2008, which related to approved lease commitments of $96.5 million. In addition to the approved lease commitments, CalFirst Bank had unfunded loan commitments at March 31, 2009 of $6.6 million.

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

The following table summarizes the Company’s non-performing leases:

	March 31, 2009	June 30, 2008
Non-performing Leases	(dollars in thousands)
Non-accrual leases	$2,025	$2,132
Restructured leases	167	398
Leases past due 90 days (other than above)	-	39
Total non-performing leases	$2,192	$2,569
Non-performing assets as % of net investment in leases and loans before allowances	0.8%	1.0%

The decrease in non-accrual leases is primarily due to the charge-off of a large problem credit but also reflects lease payments received and the benefit of no significant new problem accounts added during the nine months ended March 31, 2009.  In addition to the non-performing leases identified above, there was $1.7 million of investment in leases at March 31, 2009 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.1 million at June 30, 2008. This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

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

	Nine months ended
	March 31,
	2009	2008
	(dollars in thousands)
Property acquired for transactions in process before allowance	$12,467	$30,439
Net investment in leases and loans before allowance	290,946	254,711
Net investment in “risk assets”	$303,413	$285,150

Allowance for credit losses at beginning of period	$3,921	$3,344
Charge-off of lease receivables	(480)	(154)
Recovery of amounts previously written off	13	68
Provision for credit losses	1,175	580
Allowance for credit losses at end of period	$4,629	$3,838
Components of allowance for credit losses:
Allowance for lease losses	$3,344	$3,620
Allowance for loan losses	1,072	-
Liability for unfunded loan commitments	20	-
Allowance for transactions in process	193	218
	$4,629	$3,838
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.6%	1.5%
Allowance for credit losses as a percent of net investment in “risk assets”	1.5%	1.3%

The allowance for credit losses increased $292,000 to $4.6 million (1.6% of net investment in leases and loans before allowances) at March 31, 2009 from $3.9 million (1.5% of net investment in leases and loans before allowances) at June 30, 2008. This allowance consisted of $1.3 million allocated to specific accounts that were identified as impaired and $3.3 million that was available to cover losses inherent in the portfolio. This compared to $1.5 million allocated to specific accounts at June 30, 2008 and $2.4 million available for losses inherent in the portfolio at that time. The decrease in the specific allowance at March 31, 2009 primarily relates to the write-down of specifically identified problems.  The Company considers the allowance for credit losses of $4.6 million at March 31, 2009 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities

Total investment securities, both available-for-sale and held-to-maturity, were $87.4 million as of March 31, 2009, compared with $6.4 million at June 30, 2008. During the nine months ended March 31, 2009, CalFirst Bank purchased $12.9 million of investment grade bank issued trust preferred securities, $47.1 million of mortgage-backed securities, and $21.0 million of corporate bonds, all of which are held as available-for-sale. The Company conducts a regular assessment of its investment portfolio to determine whether any securities are other-than-temporarily impaired. In March 2009, the Company recorded a pre-tax impairment charge of $869,000 related to two closed-end fund investments held in the investment portfolio. While the Company intends to retain these investments for a sufficient time to recover its investment, and dividend payments have continued at the same level, given the significant developments that have affected the market for these securities and the volatility of trading over the last six months, the Company determined that an other-than-temporary impairment occurred.

At March 31, 2009, the available-for-sale securities portfolio included a $1.5 million net unrealized loss, compared with a net unrealized loss of $360,000 at June 30, 2008. The Company believes the net unrealized losses on available-for-sale securities, except as noted above, result from decreased liquidity and larger risk premiums in the marketplace, and not deterioration in the creditworthiness of the underlying securities. The Company has the ability and intent to hold its available-for-sale securities for a sufficient time to recover from market fluctuations.  During this period of lower originations of new lease transactions, the Company will continue to expand its investment in securities with yield and risk profiles that are consistent with the Company’s policies and strategy.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, Federal Home Loan Bank and Federal Reserve Bank advances and non-recourse debt. At March 31, 2009 and June 30, 2008, the Company’s cash and cash equivalents were $63.3 million and $71.8 million, respectively.  Stockholders’ equity of  $187.8 million at March 31, 2009 and $202.5 million at June 30, 2008 represented 40.3% and 52.4%, respectively, of total assets.  At March 31, 2009, the Company and the Bank exceeded their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

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

Deposits at CalFirst Bank totaled $205.5 million at March 31, 2009, compared to $122.2 million at March 31, 2008 and $156.2 million at June 30, 2008. The $83.3 million increase from March 31, 2008 was used to fund leases, loans and the Bank’s growth in the investment portfolio, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2009 and 2008:

	Nine months ended March 31,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,666	N/A	$1,476	N/A
Interest-bearing demand deposits	218	0.50%	168	0.49%
Money market deposits	48,168	2.87%	7,433	4.44%
Time deposits less than $100,000	61,136	4.03%	51,052	5.11%
Time deposits, $100,000 or more	64,744	4.11%	53,351	5.10%

The following table shows the maturities of certificates of deposits at the dates indicated:

	March 31, 2009
	Less than
	$100,000	$100,000 or more
	(in thousands)
Under 3 months	$11,674	$13,274
3 - 6 months	11,232	14,600
6 - 12 months	30,452	34,747
Over 12 months	13,685	12,443
	$67,043	$75,064

During the first nine months of fiscal 2009, the Bank entered into borrowing agreements with the Federal Home Loan Bank of San Francisco.  The Bank had outstanding balances of $35.4 million under these agreements at March 31, 2009, collateralized by pledges of certain investment securities and loans of the Bank, with $22.0 million still available under this agreement.  In January 2009, CalFirst Bank received approval to borrow from the Federal Reserve Discount Window amounts secured by certain lease receivables, with the total availability at March 31, 2009 estimated to be approximately $50 million. The Bank had an outstanding balance of $10.0 million under this agreement at March 31, 2009. The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.   The average annual interest rate paid on these borrowings was 0.78% at March 31, 2009.

The Leasing Companies’ capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2009, the Company had outstanding non-recourse debt aggregating $8.4 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As of March 31, 2009, the Leasing Companies had a $25 million line of credit with a bank (“Lender”). The line of credit was amended on April 3, 2009 to reduce the available line of credit to $15 million.  The purpose of the line is to provide resources as needed for investment in transactions in process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2010.  The agreement is unsecured, however, the Company guarantees the Leasing Companies’ obligations.  No borrowings have been made under this line of credit as of March 31, 2009.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2009. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan commitments	$6,550	$6,550	$-	$-
Lease property purchases (1)	30,825	30,825	-	-
FHLB & FRB Borrowings	45,444	35,444	10,000
Operating lease rental expense	4,518	757	3,761	-
Total contractual commitments	$87,337	$73,576	$13,761	$-

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

At March 31, 2009, the Company had $65.3 million invested in securities of very short duration, including $13.0 million in federal funds sold and securities purchased under agreements to resell. The Company’s investment in lease payments receivable and loan principal of $307.6 million consists of leases and some real estate based loans with fixed rates and commercial loans with variable rates; however, $171.8 million of such investment is due within one year of March 31, 2009. This compares to the Bank’s interest bearing deposit liabilities and FHLB and FRB borrowings of $251.0 million, of which $213.1 million mature within one year. The Leasing Companies have no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at March 31, 2009, the Company had assets of $240.0 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $213.1 million.

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

Consolidated Interest Rate Sensitivity
			Over 1
(in thousands)	3 Months	Over 3 to	Through	Over	Non-rate
	or Less	12 Months	5 years	5 years	Sensitive	Total
Rate Sensitive Assets (RSA):
Cash due from banks	$50,357	$-	$-	$-	$-	$50,357
Fed funds sold	12,950	-	-	-	-	12,950
Investment securities	1,957	-	21,037	64,058	343	87,395
Net investment in leases	20,968	89,199	135,173	-	(29,172)	216,168
Commercial loans	64,584	-	9,727	-	(3,949)	70,362
Non-interest earning assets	-	-	-	-	28,289	28,289
Totals	$150,816	$89,199	$165,937	$64,058	$(4,489)	$465,521
Cumulative total for RSA	$150,816	$240,015	$405,952	$470,010

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$61,680	$-	$-	$-	$1,762	$63,442
Time deposits	24,948	91,031	26,128	-	-	142,107
Borrowings	35,444	-	10,000	-	-	45,444
Non-interest bearing liabilities	-	-	-	-	26,747	26,747
Stockholders' equity	-	-	-	-	187,781	187,781
Totals	$122,072	$91,031	$36,128	$-	$216,290	$465,521
Cumulative total for RSL	$122,072	$213,103	$249,231	$249,231

Interest rate sensitivity gap	$28,744	$(1,832)	$129,809	$64,058
Cumulative GAP	$28,744	$26,912	$156,721	$220,779

RSA divided by RSL (cumulative)	123.55%	112.63%	162.88%	188.58%
Cumulative GAP / total assets	6.17%	5.78%	33.67%	47.43%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2009:

			Maximum number of
	Total number of	Average price	shares that may yet be
Period	shares purchased	paid per share	purchased under the plan (1)

January 1, 2009 - January 31, 2009	-	$-	429,335
February 1, 2009 - February 28, 2009	-	$-	429,335
March 1, 2009- March 31, 2009	-	$-	429,335
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits		Page
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	26
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	27
	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	28

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	May 13, 2009	BY:	/S/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)