Form 10-K
period 2009-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2009-09-25
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended                            June 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File number 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California		33-0964185
(State or other jurisdiction of Incorporation or organization)		(I.R.S. Employer Identification No.)

18201 Von Karman Avenue, Suite 800, Irvine, CA 92612
(Address of principal executive offices)

Registrant's telephone number, including area code:		(949) 255-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value		Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2008 was $14,677,000.  Number of shares outstanding as of September 11, 2009: Common Stock 10,185,318.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2009.

California First National Bancorp and Subsidiaries

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	2-11
Item 1A.	Risk Factors	11-15
Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Company's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17

Item 6.	Selected Financial Data	18

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29-30

Item 8.	Financial Statements and Supplementary Data	31-53

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	55

Item 11.	Executive Compensation	55

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55

Item 13.	Certain Relationships and Related Transactions, and Director Independence	55

Item 14.	Principal Accountant Fees and Services	55

PART IV

Item 15.	Exhibits and Financial Statement Schedules	56

Signatures		57

California First National Bancorp and Subsidiaries

PART I
ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”) and a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”). CalFirst Leasing and CalFirst Bank focus on leasing and financing capital assets through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, and provides commercial loans to businesses, including real estate based term loans, secured and unsecured revolving lines of credit, and purchases participations in commercial loan syndications.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

On June 24, 2009 the Board of Directors approved a plan of corporate reorganization effective June 30, 2009, whereby Amplicon, Inc. merged with CalFirst Leasing, with CalFirst Leasing remaining the surviving corporation.

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

Leasing Activities

The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology equipment and software systems. The leases are structured individually and can provide end-of-term options to accommodate a variety of our customers’ objectives.  Approximately 29% and 39% of the leases booked in fiscal 2009 and 2008, respectively, involved computer workstations and networks, mid-range computers and computer software. Other major property groups during fiscal 2009 included furniture and fixtures (29%), manufacturing equipment (21%), transportation (8%), telecommunications systems (5%) and medical equipment (3%).

Computer Systems. The continually expanding capabilities of computer systems and the Internet have led to ongoing demand for more powerful computer servers and communications networks. Computer networks typically consist of a central server, which may be a mid-range computer or high-end microcomputer, multiple personal computers and workstations, network communications hardware and software, printers and associated products.  Computer networks generally range in cost from $100,000 to $3,000,000.  The computer systems and network products leased are manufactured by Apple, Inc. (“Apple”), Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), and Lenova Group, Ltd, among many others.

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

The Company believes that a centralized marketing program is more cost effective than branches or field sales representatives. Marketing through the telephone or the Internet, rather than through field sales representatives, has enabled us to limit selling, general and administrative expenses.

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

Capital Leases

Leases are generally for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. CalFirst Leasing or the Bank retain ownership of the property they lease, and in the event of default by the lessee, they, or the lender to whom the lease may have been assigned, may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the original lessee does not exercise the purchase option, once the leased property is returned, CalFirst Leasing or CalFirst Bank will seek to sell the leased property.  The terms of software leases are substantially similar to property leases.

California First National Bancorp and Subsidiaries

CalFirst Leasing and CalFirst Bank conduct their leasing business in a manner designed to minimize risk, however, they are subject to risks through their investment in lease receivables held in their own portfolio, lease transactions-in-process, and residual investments. CalFirst Leasing and CalFirst Bank do not purchase leased property until they have received a binding non-cancelable lease from the customer.  A portion of CalFirst Leasing’s lease originations are discounted to banks or finance companies, including CalFirst Bank, on a non-recourse basis at fixed interest rates that reflect the customers' financial condition. The lender to which a lease has been assigned has no recourse against CalFirst Leasing, unless CalFirst Leasing is in default under the terms of the agreement by which the lease was assigned.  The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease. If this occurs, CalFirst Leasing may not realize their residual investment in the leased property.

Lease Portfolio

The Company has pursued a strategy of retaining lease transactions in its own portfolios. During the fiscal years ended June 30, 2009, 2008 and 2007, 88%, 92% and 97%, respectively, of the total dollar amount of new leases completed by the Company’s subsidiaries were retained in the Company’s portfolios, with 12%, 8% and 3% for fiscal years 2009, 2008 and 2007, respectively, of such leases discounted to unaffiliated financial institutions. Approximately 34% and 40% of the new leases booked by CalFirst Leasing were assigned to CalFirst Bank during fiscal 2009 and 2008, respectively.

CalFirst Leasing applies a portfolio management system intended to develop portfolios with different risk/reward profiles. Each lease transaction held by CalFirst Leasing must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio. Through the use of non-recourse financing, CalFirst Leasing avoids risks that do not meet their risk/reward requirements. Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions.  At June 30, 2009, 2008, and 2007, the discounted minimum lease payments receivable related to leases retained in CalFirst Leasing’s portfolio amounted to $75.5 million, $85.4 million and $97.2 million, respectively. Such amounts represented 37%, 41% and 44% of the Company’s total investment in discounted lease payments receivable at June 30, 2009, 2008 and 2007, respectively.

The Bank’s strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees. The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and monitors the portfolio on an ongoing basis. The Bank performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. At June 30, 2009, 2008 and 2007, the Bank’s net investment in lease payments receivable amounted to $128.4 million, $124.5 million and $124.8 million or 63%, 59% and 56%, respectively, of the Company’s total portfolio.  Of such amounts, approximately 65%, 62% and 63%, respectively, represented leases originated directly by the Bank.

Through its lease purchase operations, the Bank purchases lease receivables on a non-recourse basis at fixed interest rates that reflect the proposed lessee's financial condition and current market conditions. The Bank does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and held, that liens have been perfected, and legal documentation has been filed as appropriate. Pursuant to the Bank’s operating plan approved by regulators, no more than 50% of its lease and loan portfolio will be purchased from CalFirst Leasing.

CalFirst Leasing and the Bank often make payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse CalFirst Leasing or the Bank for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2009, 2008, and 2007, the Company’s total investment in property acquired for transactions-in-process amounted to $12.4 million, $29.0 million and $34.7 million, respectively. Of such amounts, approximately 53%, 70% and 79%, respectively, for each year related to CalFirst Leasing, with the balance held by CalFirst Bank.

California First National Bancorp and Subsidiaries
Commercial Loans

CalFirst Bank’s commercial loan portfolio consists primarily of purchased participations in syndicated transactions originated by other financial institutions, with approximately 17% of the loan portfolio the result of a direct origination effort. Direct loan origination is targeted primarily to existing Bank and CalFirst Leasing relationships. The commercial loans are a complementary product leveraging existing relationships and extending customer longevity.  Commercial loan products originated directly include lines of credit, term loans and commercial mortgages and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit. Commercial loans originated directly have included lines of credit that renew annually, as well as commercial mortgages with terms from five to ten years, priced with both fixed or floating rates.  Commercial loans directly originated as of June 30, 2009 ranged in amount from approximately $2.3 to $6.3 million.

Syndicated bank loans have structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by fixed assets to leveraged loans supported by operating cash flow and enterprise valuation. Loans are generally priced at variable rates, and are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poors or Moody’s Investors Service, respectively, however, $7.7 million, or approximately 12% of the syndicated loan portfolio, relates to companies rated single B. All have been purchased from major money-center banking institutions. The syndicated loan customers are diversified across industries, and the loans have ranged in size from $1.5 million to $5.3 million, with terms from four to six years remaining.

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

CalFirst Bank began actively pursuing commercial loans during the last half of fiscal 2007, although no loans were closed during fiscal 2007. The first meaningful loans were boarded during the first quarter of fiscal 2008.   The volume of commercial loan transactions funded during fiscal 2009 was $51.3 million, of which $47.8 million were purchased under syndication, compared to $44.3 funded during fiscal 2008, of which $32.0 million were purchased under syndication. Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is longer.

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

An asset management (“AM”) group handles the day-to-day management and oversight of the CalFirst Leasing and CalFirst Bank lease portfolios. The AM group monitors the performance of all leases held in the portfolios, transactions-in-process as well as lease transactions assigned to lenders, if CalFirst Leasing retains a residual investment in the leased property subject to the lease. The AM group conducts an ongoing review of all leases 10 or more days delinquent. The AM group contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date. In the event that payment is not then received, senior management becomes involved. Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained.  At 90 days past due, leases will be placed on non-accrual status such that interest income related to the lease no longer accretes into income.

California First National Bancorp and Subsidiaries

The Bank internally funds all Bank originations and lease and loan purchases, and consequently, the Bank retains the credit risk on such leases and loans.  The AM group at CalFirst Leasing provides servicing to the Bank on its lease portfolio and will also assist as appropriate with commercial loans originated directly by the Bank.

Allowance for Credit Losses

The allowance for credit losses is an estimate of probable and assessable losses in the Company’s lease and loan portfolios applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions-in-process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolios. The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company’s Audit Committee and Board of Directors regarding overall asset quality, problem leases and loans and the adequacy of valuation allowances.

The Company individually analyzes the net book value of each non-performing or problem lease and loan to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease or loan payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease or loan. An analysis of the remaining portfolio is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect the customer’s ability to repay, trends in volume and current and anticipated economic conditions in the market. This portfolio analysis includes a stratification of the lease and loan portfolio by risk classification and estimation of potential losses based on risk classification. The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is factored into the evaluation of inherent risks in the portfolios. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease and loan portfolios. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or change in business conditions; the judgmental nature of individual credit evaluations and classification, and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for losses, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as an unallocated allowance.  The level of such unallocated allowance is determined based on a review of prior years’ loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

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

Banking Operations

The Bank is focused on gathering deposits from depositors nationwide for the primary purpose of funding its investment in leases and loans. The Bank’s strategy is to be a low cost producer through marketing its products and services directly to end-users. The Bank believes that its operating costs generally will be lower than those of traditional "bricks and mortar" banks because it does not have the expense of a traditional branch network to generate deposits and conduct operations.

California First National Bancorp and Subsidiaries
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

As part of the Bank’s entry into broader services for commercial customers, CalFirst Bank can provide on-line cash management services for its commercial customers. Leveraging on its existing Internet banking platform, through the Bank’s remote deposit capture system customers provided with a desktop scanner can scan items for deposit and electronically send images of the items securely to the Bank’s electronic banking system.  These systems are attractive to commercial customers who are able to perform more banking functions on-site, avoid courier and other costs and enhance cash flow through faster access to payments received. The Bank believes this innovative service could provide an advantage in growing the commercial loan and deposit base.

Operations

The Bank’s operations have been developed by outsourcing certain principal functions to leading bank industry service providers and by sharing established systems utilized by CalFirst Leasing or the Company. Outsourced systems include the Bank’s core processing and electronic banking system, electronic bill payment systems and depositary services, including item processing.  The Bank believes it benefits from the service provider's expertise and investments in developing technology. A critical element to the Bank’s success is the ability to provide secure transmission of confidential information over the Internet. The Bank’s service providers utilize sophisticated technology to provide maximum security. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank’s and service provider’s systems. Systems are in place to detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring. The Bank has implemented the two-factor authentication security to its Internet banking procedures and platform.

CalFirst Leasing provides certain services to the Bank pursuant to formal agreements, including servicing the Bank’s lease portfolio on the Bank’s behalf.

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $174.8 million at June 30, 2009 compared to $78.2 million at June 30, 2008. This investment portfolio consists of interest-earning deposits with banks, short-term money market securities and federal funds sold, as well as U.S. Treasury and Agency Securities, Trust Preferred Securities, corporate bonds, Federal Reserve Bank and Federal Home Loan Bank stock and other investments.  The Company is authorized to invest in high-quality United States agency obligations, mortgage backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities.

California First National Bancorp and Subsidiaries

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

The Bank’s deposit customers are individuals from across the nation who place a substantial portion of their savings in safe, government-insured deposits and businesses that spread their liquid investments among a breadth of banks in order to ensure that they are government insured. Such depositors are seeking to maximize their interest income and, therefore, are more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

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

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”). In addition to the regulation of the Company, the Bank is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits and the Bank is a member bank within the San Francisco Federal Reserve district.

The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations. The primary concern of banking regulation is “Safety and Soundness” with an emphasis on asset quality and capital adequacy. These laws and regulations also encompasses a broad range of other regulatory concerns including insider transactions, the adequacy of the allowance for credit losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The FRB routinely examines the Company, which exam includes CalFirst Leasing.  The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank’s depositors rather than the Company’s shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. Many of these laws and regulations have undergone significant change in recent years. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

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

In December 2002, the FRB approved Regulation W (“Reg. W”), which implements, interprets and applies statutory provision in sections 23A and 23B, and became effective April 1, 2003. Under Reg. W, a bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate if 1) the extension of credit was originated by the affiliate; 2) the bank makes an independent evaluation of the creditworthiness of the borrower and commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; 3) the bank does not make a blanket advance commitment to purchase loans from the affiliate and 4) the dollar amount of all purchases over any 12 month period by the bank from an affiliate does not represent more than 50% of that affiliate’s credit extensions during such period. The Company believes the Bank’s purchase of lease receivables from CalFirst Leasing conforms to the requirements of Reg. W. In addition, the Company has agreed with the FRB that the Bank’s purchase of leases from CalFirst Leasing will not exceed 50% of the Bank’s lease portfolio.

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

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2009 and 2008, the Company exceeded all these requirements. The Company is not required to and does not intend to comply with revised capital adequacy regulations and standards based on an accord of the Basel Committee on Banking Supervision (“BIS II”).

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%. At June 30, 2009 and 2008, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. CalFirst Bank is designated as a wholesale institution for CRA purposes. To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test. This includes an assessment of the level and nature of the Bank’s community development lending, investments and services. The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community. The CRA also requires that the Bank publicly disclose their CRA ratings. During fiscal 2008, CalFirst Bank was subjected to a CRA examination and received a “satisfactory” rating on the CRA performance evaluation.  There was no CRA examination for fiscal 2009.

California First National Bancorp and Subsidiaries

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. As of January 1, 2009, there are four risk categories, which are distinguished by capital levels and supervisory ratings. The three capital categories are “well capitalized,” “adequately capitalized,” and “undercapitalized.” Under the regulations, assessment rates for calendar 2009 will range from 12 to 14 basis points per $100 of deposits for banks in Risk Category I, to 50 basis points for banks assigned to Risk Category IV. The FDIC may increase or decrease the assessment rate schedule quarterly.  Any increase in insurance assessments could have an adverse impact on the earnings of insured institutions, including the Bank.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution will not exceed 10 basis points time the institution’s assessment base for the second quarter 2009.  The special assessment will be collected on September 30, 2009.  An additional special assessment of up to 5 basis points later in 2009 is probable, but the amount and timing is uncertain.

In November 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (TLGP), which applies to U.S. depository institutions insured by the FDIC and U.S. bank holding companies.  The Bank elected to participate in the deposit account guarantee component of the TLGP, pursuant to which all noninterest-bearing transaction accounts maintained at the Bank are insured in full by the FDIC until December 31, 2009, regardless of the existing deposit insurance limit of $250,000. In return for this guarantee, the Bank will pay the FDIC a 10 basis point fee on any deposit amounts exceeding the existing deposit insurance limit.

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate for 2009 is 1.14 cents per $100 of deposits.

The FDIC can terminate insurance of the Bank’s deposits upon a finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the OCC. The termination of deposit insurance could have a material adverse effect on the Company’s earnings.

The principal source of cash flow to the Company, including cash flow to pay dividends on its common shares, is dividends from its subsidiaries and fees for services rendered to its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends or fees that may be paid to the Company by the Bank. The Company does not depend on the Bank for such amounts, and believes CalFirst Leasing has sufficient cash flow and assets to meet the Company’s requirements.

On November 12, 1999, the Gramm-Leach-Bliley Act (“Gramm-Leach”) became law. Gramm-Leach significantly changed the regulatory structure and oversight of the financial services industry. Most importantly for the Company and the Bank, Gramm-Leach established new requirements for financial institutions to provide new privacy protections to consumers. In June of 2000, the federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. It requires a financial institution to provide notice to customers about its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to non-affiliated third parties, and provides an "opt-out" method for consumers to prevent the financial institution from disclosing that information to non-affiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001, and the Bank and the Company believe they were in compliance at such date, and continue to be in compliance.

On October 26, 2001, the USA Patriot Act became law. The United States Treasury Department has issued a number of implementing regulations, which apply various requirements of the USA Patriot Act to financial institutions such as CalFirst Bank as well as the Company. These regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences. With its existing systems and controls required as an Internet bank, the Bank believes it complies with the USA Patriot Act.

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

The laws, regulations and policies affecting financial services businesses are continually under review by Congress and state legislatures and federal and state regulatory agencies. In light of current conditions in the U.S. economy and financial markets, regulators have increased their focus on the financial services industry and proposals that would increase the regulation of the financial services industry are expected. These proposals may change banking statutes, regulation and the operating environment in substantial and unpredictable ways and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

Employees

The Company and its subsidiaries had 155 employees as of June 30, 2009, including 86 sales managers and account executives and 19 professionals engaged in finance and credit.  None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

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

Industry Risk Factors

The Company’s business and financial results are subject to general business and economic conditions. The Company’s business activities and earnings are affected by general business conditions in the United States. The recent economic downturn has resulted in a deterioration of credit quality of certain lessees, prompting the need for an increase in the allowance for credit losses, and reduced demand for financing capital assets. Changes in the financial performance and condition of customers could negatively affect the repayment of their obligations. In addition, changes in securities markets and monetary fluctuations adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

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

Company Risk Factors

The Company’s allowance for credit losses may not be adequate to cover actual losses. The Company’s subsidiaries retain approximately 90% of lease transactions and all loans in their own portfolios, which exposes the Company to credit risk. The Company maintains an allowance for credit losses to provide for probable and estimatable losses in the portfolio. The Company’s allowance for credit losses is based on its historical experience as well as an evaluation of the risks associated with its portfolio, including the size and composition of the lease and loan portfolio, current economic conditions and concentrations within the portfolio. The allowance for credit losses may not be adequate to cover losses resulting from unanticipated adverse changes in the economy or the financial markets. If the credit quality of the customer base materially decreases, or if the reserve for credit losses is not adequate, future provisions for credit losses could materially and adversely affect financial results.

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

The Company’s diversification into broader investment alternatives may increase the Company’s risk of losses.  The Company’s investment portfolio now includes U.S. Treasury and Agency Securities, Trust Preferred Securities, corporate bonds and closed-end mutual funds, in addition to interest-earning deposits, short-term money market securities and federal funds previously held. These securities subject the Company to increased risk of volatility in the valuation of the investment, as well as greater interest and market risks. The deterioration of one or a few of these investments on a permanent basis could result in an determination that the investment has been permanently impaired and require a write-down of such investment, all of which could have a material adverse effect on the Company’s results of operations.

California First National Bancorp and Subsidiaries

The Company may be adversely affected by significant changes in the bank deposit market and interest rates.  CalFirst Bank has grown to represent 69% of the Company’s assets, and bank deposits now exceed $220 million. As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels. Time deposits due within one year of June 30, 2009 totaled $121 million. If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available. Although the Bank employs a matched funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

The financial services business involves significant operational risks. Operational risk is the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and failure of business continuation and disaster recovery plans. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.

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

California First National Bancorp and Subsidiaries

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

The Company relies on dividends from its subsidiaries for its liquidity needs. The Company is a separate and distinct legal entity from CalFirst Leasing and the Bank. The Company receives substantially all of its cash from dividends paid by CalFirst Leasing. These dividends are the principal source of funds to pay dividends on the Company’s stock. Various regulations limit the amount of dividends that the Bank may pay to the Company.

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

The Company is a “controlled company” as defined by NASDAQ, with over 64% of the stock held by the Chief Executive Officer, over 77% held by two senior executives and fewer than 100 shareholders of record. As a result, senior management has the ability to exercise significant influence over the Company’s policies and business, and determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC.

California First National Bancorp and Subsidiaries

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2009, the Company and its subsidiaries occupied approximately 43,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $86,660 from July 2009 through August 2013.

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

	For the years ended
	June 30, 2009		June 30, 2008
	High	Low	High	Low
First Quarter	$12.13	$9.16	$13.92	$12.22
Second Quarter	11.31	6.61	13.68	9.53
Third Quarter	9.10	6.92	11.31	8.51
Fourth Quarter	$12.93	$6.65	$11.66	$9.14

The Company had approximately 28 stockholders of record and in excess of 400 beneficial owners as of September 11, 2009.

The Board of Directors of the Company has adopted a policy of paying regular quarterly cash dividends, subject to an ongoing review of the Company’s profitability, liquidity and future operating cash requirements. The Board of Directors approved an increase in the quarterly dividend from $0.11 per share to $0.12 in January 2007.  For the fiscal years ended June 30, 2009, 2008, and 2007, the Company declared cash dividends totaling $.48, $.48 and $.46, respectively, per common share.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  Since this authorization has no termination date, the Board of Directors reviews the authorization to repurchase common stock from time to time. During the year ended June 30, 2009, the Company repurchased 35,328 shares of common stock under this authorization.  During the year ended June 30, 2008, the Company repurchased 75,000 and during the year ended June 30, 2007 the Company repurchased 108,621 shares of common stock.  As of September 11, 2009, 374,255 shares remain available under this authorization.  The following table summarizes share repurchase activity for the quarter ended June 30, 2009:

Period	Total number of shares Purchased	Average price paid per share	Maximum number of shares that may yet be Purchased under the plan

April 1, 2009 - April 30, 2009	1,600	$8.04	427,735
May 1, 2009 – May 31, 2009	21,676	$12.15	406,059
June 1, 2009 – June 30, 2009	12,052	$11.72	394,007
	35,328	$11.82

Common Stock Performance Graph

The graph below shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000. As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

California First National Bancorp and Subsidiaries

Tender Offer of Common Stock

On July 21, 2008, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 1,300,000 shares of its common stock. CalFirst Bancorp shareholders were given the opportunity to tender part or all of their shares to the Company at a price not greater than $13.00 and not less than $12.00 per share. On August 20, 2008, the Company completed the purchase 1,300,000 shares of its common stock, representing approximately 11.4% of its outstanding shares, at a purchase price of $13.00 per share for a total cost of $16.9 million, excluding fees and expenses relating to the offer.  The tender offer was funded through cash on hand.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2009.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	344,038	$8.49	1,499,557
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	344,038	$8.49	1,499,557 (1)

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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005

Direct finance and loan income	$25,236	$25,927	$24,846	$18,861	$15,496
Interest and investment income	4,626	1,914	2,057	1,329	1,009
Total direct finance, loan and interest income	29,862	27,841	26,903	20,190	16,505
Interest expense on deposits	6,617	5,735	4,706	2,593	1,054
Provision for credit losses	1,675	1,165	(120)	482	359
Net direct finance, loan and interest income
after provision for credit losses	21,570	20,941	22,317	17,115	15,092

Operating and sales-type lease income	3,103	2,810	4,430	4,498	4,379
Gain on sale of leases and leased property	3,712	3,366	3,561	10,390	8,961
Other income	838	626	1,171	780	1,091
Impairment loss on investment securities	(869)	(685)	-	-	-
Total noninterest income	6,784	6,117	9,162	15,668	14,431

Gross profit	28,354	27,058	31,479	32,783	29,523
Selling, general and administrative expenses	13,472	15,888	15,466	15,278	16,039
Earnings before income taxes	14,882	11,170	16,013	17,505	13,484
Income taxes	5,581	4,189	6,125	6,783	5,057
Net earnings	$9,301	$6,981	$9,888	$10,722	$8,427

Diluted earnings per share	$0.89	$0.61	$0.86	$0.94	$0.74
Diluted common shares outstanding	10,404	11,507	11,534	11,461	11,340

Cash dividends per share	$0.48	$0.48	$0.46	$0.42	$2.30
Dividend payout ratio	52.4%	77.5%	52.1%	43.6%	302.6%
Return on average assets	2.2%	2.0%	3.1%	3.7%	3.1%
Return on average equity	4.9%	3.5%	5.1%	5.7%	4.3%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005

Cash and cash equivalents	$55,217	$71,790	$44,516	$40,747	$43,321
Investment securities	119,600	6,360	2,563	1,134	1,484
Net investment in leases and loans	284,753	262,375	231,830	213,956	187,432
Total assets	488,972	386,594	329,187	314,355	278,492

Demand, savings and time deposits	220,944	156,239	105,470	89,166	54,098
Short and long term borrowings	45,444	-	-	-	-
Non-recourse debt	6,989	9,274	6,239	8,424	8,405
Stockholders’ equity	$191,376	$202,455	$197,667	$193,527	$186,738

Equity to total assets ratio	39.1%	52.4%	60.1%	61.6%	67.1%
Book value per common share	$18.86	$17.70	$17.75	$17.34	$16.83

California First National Bancorp and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results include the operations of CalFirst Leasing and CalFirst Bank.  The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables, residuals, commercial loans and investment securities. Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases and gains realized on the sale of leases, and other income or loss. Income from sales-type leases relates to the re-lease of off-lease property (“lease extensions”) and new lease transactions that qualify as sales-type leases, generally where the fair value of the property subject to the lease differs from the Company’s carrying cost. Income from operating leases generally involves lease extensions that do not meet the accounting treatment required for sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease portfolio, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, the market for investment securities and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure historically has been short-term in nature, with a greater portion of assets that reprice or mature within one year.With the increased investment in commercial loans and investment securities with longer maturities, this maturity gap has diminished. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates. Many of Company’s leases, loans and liquid investments are tied to U.S. treasury rates and the fed funds rate that often do not move in step with bank deposit rates. As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

The Company conducts its business in a manner designed to mitigate risks. However, the assumption of risk is a key source of earnings in the leasing and banking industries and the Company is subject to risks through its investment in leases and loans held in its own portfolio, securities, lease transactions-in-process, and residual investments. The Company takes steps to manage risks through the implementation of strict credit and risk management processes and on-going risk management review procedures.

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

Allowance for Credit Losses -- The allowance for credit losses provides coverage for probable and estimatable losses in the Company’s lease and commercial loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions-in-process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio, including levels of non-performing leases and loans, customers financial condition, leased property values as well as general economic conditions and credit quality indicators. The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease and loan losses and certain unidentified but inherent risks in the portfolio.

Fair Value of Investments – Investment securities are characterized as available-for-sale or held-to maturity based on managements ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience.

California First National Bancorp and Subsidiaries

Residual Values -- For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases. Of the volume of leases booked during the fiscal years ended June 30, 2009, 2008 and 2007, approximately 30.6%, 29.2% and 25.3%, respectively, were structured such that the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

Deferred S,G&A Expenses – A portion of the Company’s selling, general and administrative expenses (S.G&A”) that management estimates is directly related to originating lease and loan transactions is deferred through a reduction to SG&A expenses recognized in a period. The amount deferred reflects management’s estimate of the expenses applicable to the origination process, taking into account a variety of factors including sales productivity, credit and documentation efficiency and estimates of completion percentages.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2009 of $9.3 million were up 33.2% from $7.0 million for the prior year.  The improvement in earnings is primarily attributable to a reduction in selling, general and administrative (“S,G&A”) expenses along with higher income earned on the commercial loan and investment portfolios.  For the year ended June 30, 2009, new lease bookings of $143.7 million were 5% above the $137.3 million booked in the prior year, and with commercial loans boarded of $51.5 million contributed to an overall 8% increase in leases and loans booked to $195.1 million. The net investment in leases and loans of $284.8 million at June 30, 2009 was up 9% from June 30, 2008, however the increase was primarily due to the 70% growth in commercial loan portfolio to $71.1 million as the investment in leases declined 3% to $213.6 million. The Bank accounted for almost all of the growth in assets, with the Bank’s investment in leases and loans of $202.1 million at June 30, 2009 increasing from 64% to 71% of the Company’s consolidated investment.

Growth in net direct finance, loan and interest income was constrained by the decline in the investment in leases and lower yields earned, which was offset by increased income from loans and investments.  The Company’s average investment portfolio increased over 100% to over $115 million for the year ended June 30, 2009 as the Company diversified into higher yielding investments and increased the average yield earned by 65 basis points.  To fund the asset growth, the Bank’s demand, money market and time deposits increased by 41% to $220.9 million at June 30, 2009 from $156.2 million at June 30, 2008 but the average rate paid for deposits declined 136 basis points.  Initial borrowings from the Federal Home Loan Bank (“FHLB”) and Federal Reserve of $45.4 million during the year contributed to lowering of CalFirst Bank’s funding costs by 167 basis points and improved the Bank’s net interest margin to 4.2% from 3.4% in fiscal 2008.

California First National Bancorp and Subsidiaries

Looking forward to fiscal 2010, management will continue to look for opportunities for growth through investment in assets that meet its risk/reward requirements. New lease and loan transactions approved (“lease and loan originations”) of approximately $159 million during fiscal 2009 were down 12% from the level in fiscal 2008 and the backlog of approved but un-booked leases and loans at June 30, 2009 is about 24% below the level of a year ago.  Property acquired for transactions-in-process of $12.4 million was 57% below the level at June 30, 2008.  While management has seen some improvement in demand from leasing customers, the projected volume is still below the level needed to expand the portfolio. As a result, the Company expects direct finance and loan income to be lower in fiscal 2010, unless the business climate improves materially in the next few months. With the diversified investment portfolio at June 30, 2009, interest income on investments should be up, but is dependent on the securities markets and interest rates.  The ultimate growth in direct finance and loan income or outcome with respect to the investment in securities is subject to a variety of factors including the impact of credit markets, interest rates, as well as customers’ financial condition and choices. All these factors are beyond management’s control and therefore any expectations are subject to change.

Consolidated Statement of Earnings Analysis

Summary -- For the fiscal year ended June 30, 2009, net earnings increased 33.2% to $9.3 million, compared to $7.0 million for fiscal 2008.  Diluted earnings per share increased 47.4% to $0.89 for fiscal year ended June 30, 2009, compared to $0.61 per share for fiscal 2008.  Net earnings reflect a 15% decrease in S,G&A expenses, 11% increase in other income and 3% increase in net direct finance, loan and interest income. Growth in diluted earnings per share benefited from the Company’s August 2008 purchase of common stock pursuant to a modified Dutch auction tender offer that reduced the fully diluted shares outstanding for the year by 10% to 10.4 million.

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

Net direct finance, loan and interest income was $23.2 million for the fiscal year ended June 30, 2009 compared to $22.1 million for fiscal 2008 and $22.2 million in fiscal 2007.  The increase in fiscal 2009 from fiscal 2008 was due to an increase of $2.7 million in interest earned on investments and $3.1 million increase in commercial loan income, offset by a decline of $3.8 million in direct finance income.  These changes are primarily the result of changing lease and loan opportunities and the Company’s shift of available liquidity to higher yielding investments. The decrease in direct finance income reflects a 7.0% decline in the average investment in leases directly held by the Company and a 96 basis point decline in average yields on such investments.  Commercial loan income growth reflects an almost 500% increase in average commercial loan balances, offset somewhat by an 86 basis point decline in the average yield earned.  Higher interest expense on deposits reflects a 56% increase in average deposit balances to $183.8 million while the average rate paid decreased by 136 basis points.  Borrowings from the FHLB and Federal Reserve averaged $23.7 million for the year at an average cost of 0.8%, which helped reduce the Company’s overall interest expense costs.

The slight decrease in net direct finance, loan and interest income in fiscal 2008 from fiscal 2007 was due to a $1.0 million increase in interest expense paid on deposits that exceeded the increase of $336,000 in direct finance income and addition of $745,000 in interest income recognized on the commercial loan portfolio.  Higher interest expense on deposits reflected a 23% increase in average deposit balances to $118.1 million while the average rate paid decreased by 5 basis points. The increase in direct finance income reflected a 3.0% increase in the average investment in leases directly held by the Company, offset by a 17 basis point decline in average yields on such investments. A $143,000 decrease in interest income on cash and investments also contributed to the decline and resulted from a 78 basis point decrease in average yields earned offset by a 34% increase in the average balances.

California First National Bancorp and Subsidiaries

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

(in thousands)	2009 compared to 2008			2008 compared to 2007
	Volume	Rate	Total	Volume	Rate	Total
Direct finance, loan and interest income
Net investment in leases	$(1,749)	$(2,076)	$(3,825)	$743	$(407)	$336
Commercial loans	3,636	(502)	3,134	745	-	745
Discounted lease rentals	187	(33)	154	(99)	(26)	(125)
Federal funds sold	(474)	(384)	(858)	419	(533)	(114)
Investment securities	2,437	1,344	3,781	136	(33)	103
Interest-earning deposits with banks	493	(704)	(211)	(109)	(23)	(132)
Total finance, loan and interest income	4,530	(2,355)	2,175	1,835	(1,022)	813

Interest expense
Non-recourse debt	187	(33)	154	(99)	(26)	(125)
Demand and savings deposits	1,635	(723)	912	183	(65)	118
Time deposits	1,192	(1,408)	(216)	899	12	911
Short and long term borrowings	186	-	186	-	-	-
Total interest expense	3,200	(2,164)	1,036	983	(79)	904
Net direct finance, loan and interest income	$1,330	$(191)	$1,139	$852	$(943)	$(91)

The following table presents the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2009			Year ended June 30, 2008			Year ended June 30, 2007
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$38,377	$483	1.3%	$22,437	$694	3.1%	$25,859	$826	3.2%
Federal funds sold	15,904	185	1.2%	29,145	1,043	3.6%	21,398	1,157	5.4%
Investment securities	58,772	3,958	6.7%	3,846	177	4.6%	1,350	74	5.5%
Commercial loans	58,639	3,879	6.6%	9,973	745	7.5%	-	-	-
Net investment in leases, including discounted
lease rentals (1,2)	225,576	21,857	9.7%	238,602	25,528	10.7%	233,403	25,317	10.8%
Total interest-earning assets	397,268	30,362	7.6%	304,003	28,187	9.3%	282,010	27,374	9.7%
Other assets	30,196			39,658			38,267
	$427,464			$343,661			$320,277

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$52,735	1,349	2.6%	$11,091	436	3.9%	$7,041	318	4.5%
Time deposits	131,074	5,082	3.9%	107,005	5,299	5.0%	88,809	4,388	4.9%
Short and long term borrowings	23,658	186	0.8%	-	-	-	-	-	-
Non-recourse debt	8,951	500	5.6%	5,808	346	6.0%	7,365	471	6.4%
Total interest-bearing liabilities	216,418	7,117	3.3%	123,904	6,081	4.9%	103,215	5,177	5.0%
Other liabilities	20,774			19,280			20,784
Shareholders' equity	190,272			200,477			196,278
	$427,464			$343,661			$320,277
Net interest income		$23,245			$22,106			$22,197
Net direct finance and interest income to average
interest-earning assets			5.9%			7.3%			7.9%
Average interest-earning assets over average
interest-bearing liabilities			183.6%			245.4%			273.2%
________________________________________________________
(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $9.0 million, $5.8 million and $7.4 million at June 30, 2009, 2008 and 2007, respectively, offset each other and do not contribute to the Company’s net interest and finance income.

(2)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.

California First National Bancorp and Subsidiaries

Provision for Credit Losses  -- The Company recorded a provision for credit losses of $1.7 million for fiscal 2009, compared to a provision of $1.2 million recognized in fiscal 2008 and a net recovery of $120,000 in fiscal 2007.  The 2009 provision related to substantial growth in and heightened credit risk within the commercial loan portfolio, as well as deterioration in the credit quality of certain customers.  The Company recorded a provision for credit losses of $1.2 million in fiscal 2008 due to the deterioration in the credit quality of certain leases and the growth of the commercial loan portfolio. The net recovery of $120,000 recorded in fiscal 2007 reflected a $633,000 recovery on a previously charged off lease receivable, offset by a provision of $513,000 during the year.

Total Non-interest Income  -- Total non-interest income accounted for 24% of the Company’s gross profit during the year ended June 30, 2009, compared to 23% during 2008 and 29% during 2007.  Total non-interest income of $6.8 million for the year ended June 30, 2009 increased $667,000, or 11%, from $6.1 million in 2008 but was 26% lower than the $9.2 million earned in fiscal 2007.  The increase in non-interest income in fiscal 2009 compared to fiscal 2008 reflects an increase in the gain on sales of leases and leased property of $346,000, as higher income from sale of leases offset lower income from sale of leased property, as well as a $293,000 increase of in operating and sales-type income due to an increased volume of lease extensions and short-term lease renewals.    Other income increased $212,000 on higher fees and charges collected.  The Company recognized an impairment loss on investment securities of $869,000 in fiscal 2009 compared to an impairment loss of $685,000 in fiscal 2008.  The Company continues to hold these investments.

The decrease in total non-interest income in fiscal 2008 compared to fiscal 2007 primarily reflects a decrease of $1.6 million in operating and sales-type income as the volume of lease extensions and short-term lease renewals declined.  Gain on sales of leases and leased property declined $195,000, as higher income from sale of leases did not offset lower income from sale of leased property.  Other income decreased $545,000, reflecting the $659,000 unrealized loss recorded on an equity investment.

Selling, General, and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) decreased $2.4 million, or 15%, to $13.5 million recognized for the year ended June 30, 2009. This compared to SG&A expenses in fiscal 2008 of $15.9 million, which had increased by $422,000, or 3%, from $15.5 million in fiscal 2007.  The decrease in SG&A expenses during fiscal 2009 is due to lower fixed and variable office costs, including substantial savings from lower personnel costs.

For the year ended June 30, 2008 SG&A expenses increased $422,000, or 3%, to $15.9 million compared to SG&A expenses in fiscal 2007 of $15.5 million.  The increase in SG&A expenses during fiscal 2008 is due to higher costs resulting from the growth in the sales organization and higher operating costs.

Included in SG&A expenses are FDIC insurance premiums of $228,427, $74,917 and $12,025, respectively, for the fiscal years ending June 30, 2009, 2008 and 2007. The Bank’s FDIC insurance premium rates were not increased during 2009 and 2008, although amounts paid increased in connection with the growth in deposits. Included in the fiscal 2009 amount is a special FDIC assessment of $130,000 recorded in June 2009. Effective June 30, 2009, the FDIC increased the assessment rate for the Bank from 5 basis points annually to 12 basis points.

Income Taxes -- Income taxes were accrued at a tax rate of 37.50% for the fiscal year ended June 30, 2009 as well as 37.50% for fiscal year ended June 30, 2008, and 38.25% for fiscal year ended June 30, 2007, representing the Company’s estimated annual tax rates for each respective year. The income tax rate remained the same in fiscal 2009 due to a similar amount of interest earned on leases where interest earned is exempt from certain taxes. Tax-exempt leases represented approximately 6.6% of new lease bookings in fiscal 2009, compared to 11.7% during fiscal 2008 and 8.1% in fiscal 2007.

Financial Condition Analysis

Lease Portfolio Analysis

The Company currently funds a high percentage of new lease transactions internally, while only a small portion of leases are assigned to unaffiliated financial institutions. During the fiscal year ended June 30, 2009, approximately 87% of the total dollar amount of new leases and loans booked by the Company were held in its own portfolio, compared to 92% during fiscal 2008 and 97% during fiscal 2007. For the fiscal year ended June 30, 2009, the Company’s net investment in lease receivables decreased by $6.1 million and the investment in estimated residual values decreased by $919,000.  The decrease in the investment in lease receivables is primarily due to a larger run-off from the lease portfolio than new lease transactions booked and retained by the Company, while the decrease in investment in residual values is due to a lower volume of new leases on which the Company records a residual compared to the volume of residual values recognized at end of term.

California First National Bancorp and Subsidiaries

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions-in-process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2009, the Company’s investment in property acquired for transactions-in-process was $12.4 million, down from $29.0 million at June 30, 2008, and $22.3 million below the $34.7 million at June 30, 2007.

The Company leases capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives. The Company avoids risks that do not meet these requirements through the use of non-recourse financing.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases while minimizing the risk to any one customer.  At June 30, 2009, no lessee accounted for more than 3% of the Company’s gross lease payments receivable.  The investment in leases is diversified geographically, with the Company’s portfolio spread across all fifty states. At June 30, 2009, California (15%) was the only state that represented more than 10% of the Company’s net investment in leases. The Company has no exposure to foreign lessees. The Company’s leases are with lessees in a wide spectrum of industries; however, at June 30, 2009 approximately 34% of the Company’s net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States (compared to 33% at June 30, 2008). No other industry sector represented more than 10%.  The educational portfolio includes over 555 leases with over 246 different lessees. One university represented approximately 3% of the Company’s net investment in leases. The Company believes the exposure to this sector is warranted based on the historically good credit profile of this group.

Commercial Loan Portfolio Analysis

The Company’s commercial loan balance was $71.1 million at June 30, 2009 compared to $41.8 million at June 30, 2008, an increase of 70%.  The commercial loan portfolio is comprised primarily of participations in leveraged loan syndications where the loans are secured by the borrower and the borrower’s subsidiary guarantor’s assets. Commercial loan syndications represent 84% of the commercial loan portfolio with the remainder of the portfolio comprised of commercial real estate loans originated directly by the Company. The loan portfolio at June 30, 2009 is distributed among 19 credits with an average balance of $3.9 million and includes companies in a variety of industries and dispersed around the country. However, there is some concentration in the hotel industry, with loans of $8.6 million representing 12% of the loan portfolio. The following table summarized the Company’s commercial loan portfolio as of June 30, 2009 compared to June 30, 2008:

	June 30,
Loan Type	2009	2008
	(dollars in thousands)
Commercial loan syndications	$63,064	$31,454
Commercial real estate loans	11,974	8,832
Revolving lines of credit	-	3,300
Total commercial loans	75,038	43,586
Less unearned income and discounts	(2,636)	(1,374)
Less allowance loan losses	(1,272)	(452)
Net commercial loans	$71,130	$41,760

California First National Bancorp and Subsidiaries

The estimated repayment of principle on the commercial loan portfolio is as follows:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
	(dollars in thousands)
Commercial Loans	$63,064	$1,717	$52,430	$8,917
Commercial Real Estate Loans	11,974	240	2,931	8,803
Revolving Lines of Credit	-	-	-	-
Principal balance outstanding	75,038	$1,957	$55,361	$17,720
Less: Unearned income and discounts	(2,636)
Less: Allowance for loan losses	(1,272)
Net commercial loans	$71,130

Investment Securities

Total investment securities, available-for-sale and held-to-maturity, were $119.6 million as of June 30, 2009, compared to $6.4 million at June 30, 2008.  The carrying cost and fair value of the Company’s investment portfolio at June 30, 2009 and 2008 is as follows:

	As of June 30, 2009		As of June 30, 2008
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Agency collateralized mortgage obligations	$45,673	$46,568	$-	$-
Trust preferred securities	14,605	15,520	-	-
Corporate bonds	39,695	40,292	-	-
U.S. Treasury securities	10,167	10,186	-	-
Mutual fund investment	2,702	2,464	3,571	3,254
Equity investment	578	500	560	516
	113,420	115,530	4,131	3,770
Held-to-maturity:
Federal Reserve Bank Stock	$1,055	$1,055	$1,055	$1,055
Federal Home Loan Bank Stock	1,666	1,666	38	38
Mortgage-backed security	1,349	1,405	1,497	1,498
	4,070	4,126	2,590	2,591
Total investment securities	$117,490	$119,656	$6,721	$6,361

During the fiscal year ended June 30, 2009, the Bank purchased $15.5 million of investment grade trust preferred securities, $46.7 million of collateralized mortgage obligations, $40.3 million of corporate bonds and $10.2 million of U.S. Treasury securities.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  For the year ended June 30, 2009, the Company recorded a pre-tax other-than-temporary impairment charge of $869,000 related to two closed-end mutual fund investments held in the investment portfolio.  While the Company intends to retain these investments for a sufficient time to recover its investment, and the dividend payments have continued, at the same level, given the significant developments that have effected the market for these securities and the volatility of trading in the funds, the Company determined that an other-than-temporary impairment occurred.

At June 30, 2009 the available-for-sale securities portfolio included a $2.2 million net unrealized pre-tax gain compared with a net unrealized pre-tax loss of $360,000 at June 30, 2008.  During this period of lower lease and loan originations, the Company will continue to look to deploy available liquidity toward investment securities with yield and risk profiles that are consistent with the Company’s policies and strategies.

California First National Bancorp and Subsidiaries

Asset Quality

The Company monitors the performance of all leases and loans held in its own portfolio, transactions-in-process and loan commitments as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases and loans ten or more days delinquent is conducted. Customers who are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases and loans will be discontinued when the customer becomes ninety days or more past due on its lease or loan payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubt about the ability of the customer to meet its lease or loan obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors.

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2009	2008	2007	2006	2005
	(in thousands)
Non-accrual leases	$1,399	$2,132	$1,133	$1,010	$945
Restructured leases and loans	8,437	398	452	996	-
Leases past due 90 days (other than above)	293	39	-	-	-
Total non-performing assets	$10,129	$2,569	$1,585	$2,006	$945
Non-performing assets as % of net investment
in leases and loans before allowances	3.5%	1.0%	0.7%	0.9%	0.5%

Non-performing assets increased during fiscal 2009 due primarily to the inclusion of a restructured loan and lease with one customer at June 30, 2009 for an aggregate amount of $8.1 million.  These transactions were restructured to lower payments near term and increase the effective yield, without lengthening the term of the overall exposure. This relationship was current with its restructured payments at June 30, 2009 and the transactions remained on an accrual basis. The restructured lease and loan balance also includes leases revised to assist lessees with cash flow problems caused by the weakening economy.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $177,228, $110,118 and $148,655 during fiscal 2009, 2008 and 2007, respectively. The amount of direct finance income actually recorded on non-performing leases was $74,671, $225,582 and $173,620 during fiscal 2009, 2008 and 2007, respectively.

In addition to the transactions identified as non-performing above, there was $2.0 million of investment in leases at June 30, 2009 for which management has concerns regarding the ability of the lessees to continue to meet existing lease obligations, compared with $1.1 million at June 30, 2008.  This amount consists of leases classified as substandard or doubtful, or with lessees that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. Although these leases have been identified as potential problem leases, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses. The amount has fluctuated throughout the year ended June 30, 2009 as potential problems have been identified, with increases offset by payments received, re-classification as non-accrual or actual write-offs.

Allowance for Credit Losses

The allowance for credit losses and the residual valuation allowance provide coverage for probable and estimatable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions-in-process to determine that it is adequate to cover these inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem credits, recent loss experience and other factors, including regulatory guidance and economic conditions. The Company utilizes similar processes to estimate its liability for unfunded loan commitments, which is included in other liabilities in the Consolidated Balance Sheets. Both the allowance for credit losses and the liability for unfunded loan commitments are included in the Company’s analysis of credit losses. Lease receivables, loans or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio.

California First National Bancorp and Subsidiaries

Years Ended June 30,	2009	2008	2007	2006	2005
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$12,616	$29,063	$34,788	$41,748	$34,120
Net investment in leases before allowance	216,918	224,046	235,106	217,525	190,859
Commercial loans, before allowance	72,402	42,212	-	-	-
Net investment in “risk assets”	$301,936	$295,321	$269,894	$259,273	$224,979

Allowance for credit losses at beginning of year	$3,921	$3,344	$3,637	$3,495	$3,461
Charge-off of lease receivables and transactions-in-process	(779)	(709)	(850)	(391)	(377)
Recovery of amounts previously written off	13	121	677	51	52
Provision for credit losses	1,675	1,165	(120)	482	359
Allowance for credit losses at end of year	$4,830	$3,921	$3,344	$3,637	$3,495

Components of allowance for credit losses:
Allowance for lease losses	$3,295	$3,431	$3,276	$3,569	$3,427
Allowance for loan losses	1,272	452	-	-	-
Liability for unfunded loan commitments	20	20	-	-	-
Allowance for transactions in process	243	18	68	68	68
	$4,830	$3,921	$3,344	$3,637	$3,495
Allowance for credit losses as percent of net
Investment in leases and loans before allowances	1.7%	1.5%	1.4%	1.7%	1.8%
Allowance for credit losses as percent of net investment in “risk assets”	1.6%	1.3%	1.2%	1.4%	1.6%

The allowance for credit losses increased to $4.83 million (1.7% of net investment in leases and loans) at June 30, 2009 from $3.91 million (1.5% of net investment in leases and loans) at June 30, 2008. The allowance at June 30, 2009 consisted of $1.9 million allocated to specific accounts that were considered impaired and $2.95 million that was available to cover losses inherent in the portfolio. This compared to $1.5 million allocated to specific impaired accounts at June 30, 2008 and $2.42 million that was available to cover losses inherent in the portfolio at such date.  The allowance allocated to specific accounts increased $388,000 while the unallocated allowance increased $521,000 during fiscal 2009.  The increase to the unallocated allowance reflects the growth in the lease and loan portfolio at CalFirst Bank.  At June 30, 2009, the volume of transactions-in-process was down 57% from the end of the prior year and the volume of unfunded lease commitments decreased 24%.  Based on the above factors, the Company considers the allowance for credit losses of $4.8 million at June 30, 2009 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, Federal Home Loan Bank and Federal Reserve Bank advances and non-recourse debt. At June 30, 2009 and 2008, the Company’s cash and cash equivalents were $55.2 million and $71.8 million, respectively.  Stockholders’ equity at June 30, 2009 was $191.4 million, or 39% of total assets, compared to $202.5 million, or 52% of total assets, at June 30, 2008.  At June 30, 2009, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

California First National Bancorp and Subsidiaries

Deposits at CalFirst Bank totaled $220.9 million at June 30, 2009, compared to $156.2 million at June 30, 2008. The $64.7 million increase was used to fund leases, loans and investments and maintain liquidity at the Bank.  Deposit balances have risen steadily over the past three years commensurate with the growth in the Bank’s lease and loan portfolio.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Rates paid by the Bank on deposits have declined in varying degrees in response to the general decrease in market rates. The following table presents average balances and average rates paid on deposits for years ended June 30, 2009, 2008 and 2007:

(dollars in thousands)	Years ended June 30,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$1,704	n/a	$1,480	n/a	$1,383	n/a
Interest-bearing demand deposits	207	0.50%	150	0.49%	70	0.50%
Savings deposits	52,528	2.57%	10,941	3.97%	6,971	4.55%
Time deposits less than $100,000	63,196	3.83%	52,795	4.92%	45,010	4.91%
Time deposits, $100,000 or more	$67,878	3.92%	$54,210	4.98%	$43,799	4.97%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2009
	Less than	Greater than
	$100,000	$100,000
	(in thousands)
Under 3 months	$10,980	$15,243
3 – 6 months	6,837	16,928
6 – 12 months	36,861	33,669
After 12 months	15,938	14,271

	$70,616	$80,111

During fiscal 2009, the Bank entered into borrowing agreements with the Federal Home Loan Bank of San Francisco.  The Bank had outstanding balances of $35.4 million under these agreements at June 30, 2009, with $25.4 million classified as short-term and $10.0 million classified as long-term.  These borrowings are collateralized by pledges of certain investment securities and loans of the Bank, with $10.4 million available under the agreement as of June 30, 2009.  In January 2009, CalFirst Bank received approval to borrow from the Federal Reserve Discount Window amounts secured by certain lease receivables, with the total availability at June 30, 2009 estimated to be approximately $53 million. The Bank had an outstanding balance of $10.0 million under this agreement at June 30, 2009. In August 2009, the FRB announced revisions to the collateral margins that will be effective in October 2009. This change more likely than not will reduce the total borrowing capacity available to the Bank under the FRB agreement. The average annual interest rate paid on total borrowings was 0.79% for the year ended June 30, 2009.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At June 30, 2009, the Company had outstanding non-recourse debt aggregating $7.0 million relating to property under leases assigned to unaffiliated parties. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At June 30, 2009, CalFirst Leasing has a $15 million line of credit with a bank, which was reduced from $25 million at June 30, 2008 when the line of credit was amended on April 3, 2009.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2010.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of June 30, 2009.

California First National Bancorp and Subsidiaries

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2009. Commitments to purchase property for unfunded leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.   Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Lease property purchases (1)	$64,572	$64,572	$-	$-
Commercial loan commitments	-	-	-	-
FHLB & FRB Borrowings	45,444	35,444	10,000	-
Operating lease rental expense	4,333	763	3,570	-
Total contractual commitments	$114,349	$100,779	$13,570	$-
_________________________________________________
(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from changes in market indices such as interest rates and equity prices.  The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. Market risk also arises from the impact that fluctuations in interest rates may have on security prices that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. As the banking operations of the Company have grown and securities and deposits represent a greater portion of the Company’s assets and liabilities, the Company is subject to increased market risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate and market risk.

At June 30, 2009, the Company had $57.7 million invested in securities of very short duration, including $12.0 million in federal funds sold and securities purchased under agreements to resell. The Company’s gross investment in lease payments receivable and loan principal of $284.8 million consists of leases with fixed rates and loans with fixed and variable rates, however, $175.0 million of such investment is due within one year of June 30, 2009. This compares to the Bank’s interest bearing deposit liabilities and short-term borrowings of $256.4 million, of which 88%, or $224.3 million, mature within one year. CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.

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

California First National Bancorp and Subsidiaries

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):

Cash due from banks	$43,222	$-	$-	$-	$-	$43,222
Fed funds sold	11,995	-	-	-	-	11,995
Investment securities	2,464	5,020	40,295	71,321	500	119,600
Net investment in leases	30,669	78,781	131,847	-	(27,674)	213,623
Commercial loans	65,592	-	3,684	5,762	(3,908)	71,130
Non-interest earning assets	-	-	-	-	29,402	29,402
Totals	$153,942	$83,801	$175,826	$77,083	$(1,680)	$488,972
Cumulative total for RSA	$153,942	$237,743	$413,569	$490,652

Rate Sensitive Liabilities (RSL):

Demand and savings deposits	$68,386	$-	$-	$-	$1,831	$70,217
Time deposits	26,222	94,296	30,209	-	-	150,727
Borrowings	35,444	-	10,000	-	-	45,444
Non-interest bearing liabilities	-	-	-	-	31,208	31,208
Stockholders' equity	-	-	-	-	191,376	191,376
Totals	$130,052	$94,296	$40,209	$-	$224,415	$488,972
Cumulative total for RSL	$130,052	$224,348	$264,557	$264,557

Interest rate sensitivity gap	$23,890	$(10,495)	$135,617	$77,083
Cumulative GAP	$23,890	$13,395	$149,012	$226,095

RSA divided by RSL (cumulative)	118.37%	105.97%	156.33%	185.46%
Cumulative GAP / total assets	4.89%	2.74%	30.47%	46.24%

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

The following financial statements and supplementary financial information are included herein at the pages indicated below:

California First National Bancorp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
September 11, 2009

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
 (in thousands, except share amounts)

	June 30,
ASSETS	2009	2008

Cash and due from banks	$43,222	$38,355
Federal funds sold and securities purchased under
agreements to resell	11,995	33,435
Total cash and cash equivalents	55,217	71,790
Available-for-sale investment securities	115,530	3,770
Held-to-maturity investment securities	4,070	2,590
Receivables	3,508	1,946
Property acquired for transactions-in-process	12,373	29,046
Net investment in leases	213,623	220,615
Commercial loans	71,130	41,760
Property on operating leases, less accumulated depreciation of $306 (2009) and $77 (2008)	1,557	333
Income tax receivable	3,968	4,239
Other assets	1,007	1,231
Discounted lease rentals assigned to lenders	6,989	9,274

	$488,972	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,569	$2,422
Accrued liabilities	4,918	4,152
Demand and savings deposits	70,217	39,887
Time certificates of deposit	150,727	116,352
Short-term borrowings	35,444	-
Long-term borrowings	10,000	-
Lease deposits	4,060	5,059
Non-recourse debt	6,989	9,274
Deferred income taxes, net	12,672	6,993

	297,596	184,139

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,145,785 (2009) and 11,440,725 (2008) issued and outstanding	101	114
Additional paid in capital	395	7,003
Retained earnings	189,528	195,611
Other comprehensive gain / (loss), net of tax	1,352	(273)
	191,376	202,455
	$488,972	$386,594

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2009	2008	2007

Direct finance and loan income	$25,236	$25,927	$24,846
Interest and investment income	4,626	1,914	2,057

Total direct finance, loan and interest income	29,862	27,841	26,903

Interest expense on deposits and borrowings	6,617	5,735	4,706
Provision for credit losses	1,675	1,165	(120)
Net direct finance, loan and interest income after provision for credit losses	21,570	20,941	22,317

Non-interest income
Operating and sales-type lease income	3,103	2,810	4,430
Gain on sale of leases and leased property	3,712	3,366	3,561
Other income	838	626	1,171
Impairment loss on investment securities	(869)	(685)	-

Total non-interest income	6,784	6,117	9,162

Gross profit	28,354	27,058	31,479

Selling, general and administrative expenses	13,472	15,888	15,466

Earnings before income taxes	14,882	11,170	16,013

Income taxes	5,581	4,189	6,125

Net earnings	$9,301	$6,981	$9,888

Basic earnings per common share	$0.90	$0.62	$0.88

Diluted earnings per common share	$0.89	$0.61	$0.86

Dividends declared per common share outstanding	$0.48	$0.48	$0.46

Average common shares outstanding – basic	10,332,728	11,265,388	11,184,208

Average common shares outstanding – diluted	10,403,978	11,506,837	11,533,729

The accompanying notes are an integral
part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2006	11,161,508	$112	$3,756	$189,659	$-	$193,527

Comprehensive income
Net earnings	-	-	-	9,888	-	9,888
Unrealized loss on investment
securities, net of tax	-	-	-	-	(20)	(20)
Total comprehensive income						9,868

Shares issued – stock options exercised	85,538	-	868	-	-	868
Shares repurchased	(108,621)	(1)	(665)	(915)	-	(1,581)

Stock based compensation expense	-	-	132	-	-	132

Dividends declared	-	-	-	(5,147)	-	(5,147)

Balance, June 30, 2007	11,138,425	111	4,091	193,485	(20)	197,667

Cumulative effect of applying
provisions of FIN 48	-	-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	6,981	-	6,981
Unrealized loss on investment
securities, net of tax	-	-	-	-	(253)	(253)
Total comprehensive income						6,728

Shares issued – stock options exercised	377,300	4	3,175	-	-	3,179

Shares repurchased	(75,000)	(1)	(327)	(647)	-	(975)

Stock based compensation expense	-	-	64	-	-	64

Dividends declared	-	-	-	(5,408)	-	(5,408)

Balance, June 30, 2008	11,440,725	114	7,003	195,611	(273)	202,455

Comprehensive income
Net earnings	-	-	-	9,301	-	9,301
Unrealized gain on investment
securities, net of tax	-	-	-	-	1,625	1,625
Total comprehensive income						10,926

Shares issued – stock options exercised	40,388	-	375	-	-	375

Shares repurchased	(1,335,328)	(13)	(6,995)	(10,510)	-	(17,518)

Stock based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(4,874)	-	(4,874)

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$9,301	$6,981	$9,888
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	483	561	601
Stock-based compensation expense	12	64	132
Leased property on operating leases, net	(35)	(88)	(323)
Interest accretion of estimated residual values	(1,310)	(1,523)	(1,285)
Gain on sale of leased property and sales-type lease income	(1,176)	(2,242)	(4,206)
Provision for credit losses	1,675	1,165	(120)
Amortization (accretion) of premiums (discounts) on securities, net	(357)	-	-
Impairment loss on investment securities	869	685	-
Deferred income taxes, including income taxes payable	4,832	790	(2,247)
(Increase) decrease in net receivables	(1,562)	(601)	560
Decrease in income taxes receivable	271	92	413
Net increase (decrease) in accounts payable and accrued liabilities	913	(1,006)	(405)
(Decrease) increase in lease deposits	(999)	288	(764)
Net cash provided by operating activities	12,917	5,166	2,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(176,843)	(165,843)	(139,527)
Payments received on lease receivables and loans	164,546	138,137	126,386
Proceeds from sales of leased property and sales-type leases	5,922	5,456	7,838
Purchase of investment securities	(111,742)	(4,814)	(482)
Pay down of investment securities	462	1,608	2,796
Net decrease (increase) in other assets	33	(1)	(550)
Net cash used for investing activities	(117,622)	(25,457)	(3,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	34,375	19,174	17,791
Net increase (decrease) in demand and money market deposits	30,330	31,595	(1,486)
Net proceeds from short-term borrowings	35,444	-	-
Net proceeds from long-term debt	10,000	-	-
Payments to repurchase common stock	(17,518)	(975)	(1,581)
Dividends to stockholders	(4,874)	(5,408)	(5,147)
Proceeds from exercise of stock options including tax benefit	375	3,179	868
Net cash provided by financing activities	88,132	47,565	10,445

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,573)	27,274	9,150
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,790	44,516	35,366
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,217	$71,790	$44,516

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(2,285)	$3,035	$(2,185)
Estimated residual values recorded on leases	$(2,542)	$(2,421)	$(2,380)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,626	$5,747	$4,715
Income taxes	$478	$3,308	$7,972

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First Leasing Corp. (“CalFirst Leasing”) and California First National Bank (“CalFirst Bank” or the “Bank”). CalFirst Leasing and CalFirst Bank lease high-technology and other capital assets to customers located throughout the United States and re-market leased assets at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, and has expanded into commercial loans through participations and direct loans to businesses, including real estate based, secured and unsecured revolving lines of credit. As an FDIC-insured national bank, CalFirst Bank gathers deposits from a centralized location primarily by posting rates on the Internet.  .

On June 24, 2009 the Board of Directors approved a plan of corporate reorganization whereby the Company’s subsidiary, Amplicon, Inc., merged with CalFirst Leasing with CalFirst Leasing remaining the surviving corporation.

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, CalFirst Leasing and CalFirst Bank. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days. Included in cash and cash equivalents at June 30, 2009 and 2008 was $17,833,088 and $36,922,748, respectively, that was held by the Bank and was only available to fund the Bank’s operations.

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

The Company conducts a regular assessment of its investment securities to determine whether any are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery. Any decline in fair value that is considered other-than-temporary is recorded in non-interest income as an impairment loss on investment securities.

California First National Bancorp and Subsidiaries

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

California First National Bancorp and Subsidiaries
Allowance for Credit Losses

The allowance for credit losses is an estimate based on management’s judgment applying the principles of Statement of Financial Accounting Standards (“SFAS”) 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance for credit losses and residual valuation allowance are periodically reviewed for adequacy considering levels of past due payments and non-performing assets, customers’ financial condition, leased property values as well as general economic conditions and credit quality indicators. The need for reserves is subject to future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific customers or industries may necessitate additions or deductions to the allowance for credit losses or the residual valuation allowance. The allowance is maintained at a level believed to be adequate to absorb probable losses inherent in the portfolios.

Property Acquired for Transactions-in-process

Property acquired for transactions-in-process represents partial deliveries of property, which the lessee has accepted on in-process lease transactions.  Such amounts are stated at cost, net of any lessee payments related to the property. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At lease commencement, any pre-commencement payments are included in minimum lease payments receivable and the unearned income is recognized as direct finance income over the lease term.

Earnings Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options, using the treasury stock method.

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2009	2008	2007
	(in thousands, except share and per share amounts)
Net earnings	$9,301	$6,981	$9,888
Weighted average number of common shares outstanding
assuming no exercise of outstanding options	10,332,728	11,265,388	11,184,208
Dilutive stock options using the treasury stock method	71,250	241,449	349,521
Dilutive common shares outstanding	10,403,978	11,506,837	11,533,729
Basic earnings per common share	$0.90	$0.62	$0.88
Diluted earnings per common share	$0.89	$0.61	$0.86

The Company did not include the following number of antidilutive stock options in its calculation of diluted earnings per share:

	Years ended June 30,
	2009	2008	2007
Antidilutive stock option shares	140,088	129,282	11,543

California First National Bancorp and Subsidiaries

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FASB Staff Position FAS 140-4 and FIN 46(R)-8 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. This FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about the transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The adoption of this FSP had no effect on the Company’s financial position and results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. FAS 157-3 clarifies the application of FAS No. 157, “Fair Value Measurements,” in a market that is not active and was effective upon issuance. Adoption of this FSP has had no material impact on results of operations and financial condition.

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”).  These FSP’s require an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security prior to recovery.  FSP FAS 115-2 also requires expanded disclosures.  FSP FAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities.  The impact of adoption and the expanded disclosures related to FSP FAS 115-2 are included in Note 2.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) effective for the financial reporting period ended June 30, 2009. This statement provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through the date the financial statements were available to be issued.  During this period, the Company did not have any material recognizable subsequent events.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 168 will be effective for interim and annual periods ending after September 15, 2009.  The guidance provided by SFAS No. 168 is not expected to have a significant impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 and 2008 financial statements to conform to the presentation of the fiscal 2009 financial statements.

California First National Bancorp and Subsidiaries

Note 2 - Investment Securities:

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2009 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. Agency collateralized mortgage obligations	$45,673	$895	$46,568	$46,568
Trust preferred securities	14,605	915	15,520	15,520
Corporate bonds	39,695	597	40,292	40,292
U.S. Treasury securities	10,167	19	10,186	10,186
Mutual fund investment	2,702	(238)	2,464	2,464
Equity investment	578	(78)	500	500
	113,420	2,110	115,530	115,530
Held-to-maturity:
Federal Reserve Bank Stock	1,055	-	1,055	1,055
Federal Home Loan Bank Stock	1,666	-	1,666	1,666
Mortgage-backed security	1,349	56	1,405	1,349
Total held-to-maturity	4,070	56	4,126	4,070
Total investment securities	$117,490	$2,166	$119,656	$119,600

The amortized cost, fair value, and carrying value of investment securities held at June 30, 2008 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Available-for-sale:
Mutual fund investment	$3,571	$(317)	$3,254	$3,254
Equity investment	560	(44)	516	516
Total available-for-sale	4,131	(361)	3,770	3,770

Held-to-maturity:
Federal Reserve Bank Stock	1,055	-	1,055	1,055
Federal Home Loan Bank Stock	38	-	38	38
Mortgage-backed security	1,497	1	1,498	1,497
Total held-to-maturity	2,590	1	2,591	2,590
Total investment securities	$6,721	$(360)	$6,361	$6,360

Securities classified as "held-to-maturity" are two U.S. agency issued securities and the Federal Reserve Bank and Federal Home Loan Bank Stock. The Company has determined that it has the ability to hold these investments until maturity and, given the Company's intent to do so, anticipates that it will realize the full carrying value of its investment and carries the securities at amortized cost.

The investment in Federal Home Loan Bank of San Francisco ("FHLB") stock is a required investment related to CalFirst Bank's borrowings from the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLB's are generally jointly and severally liable for repayment of each other's debt. Therefore, the Company's investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.

The following table presents the fair value and associated gross unrealized losses only on available-for-sale securities with gross unrealized losses at June 30, 2009, including the investment securities for which a other-than-temporary impairment has been recognized.  The table also discloses whether these securities have had gross unrealized losses for less than 12 months or 12 months or longer.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
Equity investment	$-	$-	$(78)	$500	$(78)	$500
Mutual fund investment	-	-	(238)	2,464	(238)	2,464

Total	$-	$-	$(316)	$2,964	$(316)	$2,964

California First National Bancorp and Subsidiaries

At June 30, 2009, the change in fair value of the equity and mutual fund investments is primarily due to the downturn in the equity markets, and concerns for the long-term recovery of the economy and credit derivative markets.  During the third quarter of fiscal 2009, the Company recorded a pre-tax impairment charge of $869,000 related to two closed-end mutual fund investments held in the investment portfolio. While the Company has the ability and intent to retain these investments for a sufficient time to recover its investment, and dividend payments continued to be received at the same level, given the significant developments that have affected the market for these securities and the volatility of trading over the last year, the Company determined that an other-than-temporary impairment occurred.

At June 30, 2009, investment securities with carrying values of $46.6 million were pledged to secure FHLB advances.

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Held-to-maturity:
Due after 10 years	$4,070	$4,126

Available-for-sale
Due within one year	8,218	7,982
Due after one year but less then 5 years	39,761	40,296
Due after five years but less then 10 years	5,161	5,163
Due after 10 years	60,280	62,089
	113,420	115,530
Total investment securities	$117,490	$119,656

Note 3 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2009	2008
	(in thousands)
Other lessee receivables	$1,131	$1,418
Financial institutions	1,013	405
Accrued interest	1,354	119
Miscellaneous receivables	10	4
	$3,508	$1,946

Note 4 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
(in thousands)	2009	2008

Minimum lease payments receivable	$229,041	$237,423
Estimated residual value	12,256	13,310
Less unearned income	(24,379)	(26,687)
Net investment in leases before allowances	216,918	224,046
Less allowance for lease losses	(3,182)	(3,327)
Less valuation allowance for estimated residual value	(113)	(104)
Net investment in leases	$213,623	$220,615

California First National Bancorp and Subsidiaries
The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income and discounts includes the offset of initial direct costs of $4,769,249 and $5,050,523 at June 30, 2009 and 2008, respectively.

At June 30, 2009, approximately $14 million of lease receivables are pledged to secure $10.0 million borrowed from the Federal Reserve Discount Window.

At June 30, 2009, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

(in thousands)	Lease	Estimated
Years ended June 30,	Receivable	Residual Value	Total
2010	$106,028	$3,423	$109,451
2011	71,352	4,031	75,383
2012	36,497	3,301	39,798
2013	12,783	1,237	14,020
2014	2,272	200	2,472
Thereafter	109	64	173
	229,041	12,256	241,297
Less unearned income	(21,957)	(2,422)	(24,379)
Less allowances	(3,182)	(113)	(3,295)
	$203,902	$9,721	$213,623

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 4.95% to 8.13%. Maturities of such obligations at June 30, 2009 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2010	$3,131
2011	1,890
2012	831
2013	688
2014	113
Total non-recourse debt	6,653
Deferred interest expense	336
Discounted lease rentals assigned to lenders	$6,989

Deferred interest expense of $336,000 at June 30, 2009 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $6,989,000 using the effective yield method over the applicable lease term.

Note 5 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
(in thousands)	2009	2008

Commercial loan syndications	$63,064	$31,454
Commercial real estate loans	11,974	8,832
Revolving lines of credit	-	3,300
Total commercial loans	75,038	43,586
Less unearned income and discounts net of initial direct costs	(2,636)	(1,374)
Less allowance for loan losses	(1,272)	(452)
Net commercial loans	$71,130	$41,760

California First National Bancorp and Subsidiaries
Note 6 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases and commercial loans, transactions-in-process and unfunded loan commitments. A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	2009	2008
	(in thousands)
Allowance for credit losses at beginning of year	$3,921	$3,344
Charge-off of lease receivables	(729)	(509)
Charge-off of transactions-in-process	(50)	(200)
Recovery of amounts previously written off	13	121
Provision for credit losses	1,675	1,165
Allowance for credit losses at end of year	$4,830	$3,921
Components:
Allowance for lease losses	$3,295	$3,431
Allowance for loan losses	1,272	452
Liability for unfunded loan commitments	20	20
Allowance for losses on transactions-in-process	243	18
	$4,830	$3,921
Allowance for credit losses as a percent of net
investment in leases and loans before allowances	1.6%	1.5%

Note 7 – Short and Long Term Borrowings:

At June 30, 2009, CalFirst Leasing had a line of credit with a bank. The line of credit was amended on April 3, 2009 to reduce the available line of credit from $25 million to $15 million.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2010.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations. Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability, and is prohibited from repaying any indebtedness owed to the Company. No borrowings have been made under this line of credit as of June 30, 2009.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and, as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities. The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables, with the total estimated availability at June 30, 2009 of approximately $50 million. At June 30, 2009, the Bank had an outstanding advance of $10.0 million maturing in less than 90 days under this agreement. Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion. Short-term borrowings and long-term debt and weighted average interest rates at June 30, 2009 were as follows (there were no borrowings as of June 30, 2008 or prior):

		Weighted
(dollars in thousands)	Amount	Average Rate

Short-term borrowings
FHLB advances	$25,444	0.33%
FRB advances	10,000	0.50%
	35,444

Long-term Borrowings
FHLB advances	10,000	2.07%
	$45,444

California First National Bancorp and Subsidiaries

Note 8 – Fair Value of Financial Instruments:

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

 SFAS 157 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, SFAS 157 does not apply to the Company’s investment in leases or investment securities held to maturity.  The Company’s financial assets measured at fair value on a recurring basis primarily include securities available-for-sale and at June 30, 2009, there were no liabilities subject to SFAS 157.

Securities available-for-sale include collateralized mortgage obligations issued by government-backed agencies, trust-preferred securities, corporate bonds, U.S. Treasury Securities, mutual fund investments and an equity security and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of collateralized mortgage obligations and corporate bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). Publicly traded trust preferred securities, U.S. Treasury Securities, mutual funds and the common stock are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2009:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale-securities	$115,530	$28,670	$86,860	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at June 30, 2009.

California First National Bancorp and Subsidiaries

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

The estimated fair values of financial instruments were as follows:

	June 30, 2009		June 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$55,217	$55,217	$71,790	$71,790
Held-to-maturity investment securities	4,070	4,126	2,590	2,591
Available-for-sale investment securities	115,530	115,530	3,770	3,770
Commercial loans	71,130	71,130	41,760	41,760

Financial Liabilities:
Demand and savings deposits	70,217	70,217	39,887	39,887
Time certificates of deposit	$150,727	$148,095	$116,352	$112,923

Note 9 - Deposits:

The composition of deposits is as follows:

	June 30, 2009		June 30, 2008
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$1,831	0.8%	$1,192	0.8%

Interest-bearing deposits
Demand deposits	224	0.1%	1,226	0.8%
Savings deposits	68,162	30.9%	37,469	24.0%
Time certificates of deposits	150,727	68.2%	116,352	74.4%
Total Deposits	$220,944	100.0%	$156,239	100.0%

Included in savings deposits at June 30, 2009 is a deposit in the amount of $12.6 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company. The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of $100,000 or more amounted to $80.1 million and $57.6 million at June 30, 2009 and 2008, respectively.  Interest expense on such deposits amounted to $2.7 million for the years ended June 30, 2009 and 2008, and $2.2 million for the year ended June 30, 2007.

At June 30, 2009, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2010	$120,518
2011	22,566
2012	7,643
Thereafter	-
Total time certificates of deposit	$150,727

California First National Bancorp and Subsidiaries

Note 10 - Income Taxes:

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

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2009	2008	2007
	(in thousands)
Current tax (benefit) expense:
Federal	$(494)	$2,861	$6,954
State	1,128	918	1,293
	634	3,779	8,247
Deferred tax (benefit) expense:
Federal	5,703	310	(1,789)
State	(756)	100	(333)
	4,947	410	(2,122)
	$5,581	$4,189	$6,125

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting. Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2009	2008
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$12,860	$7,052
Deferred selling expenses	1,955	2,071
Other investments	721	141
Total liabilities	15,536	9,264
Deferred income tax assets:
Allowances and reserves	(1,980)	(1,600)
State income taxes	(395)	(321)
Depreciation other than on operating leases	(369)	(240)
Stock-based compensation	(120)	(110)
Total assets	(2,864)	(2,271)
Net deferred income tax liabilities	$12,672	$6,993

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2009	2008	2007
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	4.70	5.30	5.25
Other, mainly tax exempt leases	(2.20)	(2.80)	(2.00)
Effective rate	37.50%	37.50%	38.25%

As a result of the adoption of FIN 48 on July 1, 2007, the Company recorded a $1,200,000 decrease in deferred tax liabilities and a corresponding increase to retained earnings. As of June 30, 2009, there was $885,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009, accrued penalties and interest on unrecognized tax benefits are estimated to be $159,000.

California First National Bancorp and Subsidiaries

At June 30, 2009, there have been no material changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statute of limitations on open tax years, status of examinations and changes in management’s judgment. The Company is subject to U.S. Federal income tax jurisdiction as well as multiple state and local tax jurisdictions as a result of doing business in most states. The Company’s Federal tax returns are subject to examination from 2005 to the present, while state income tax returns are generally open from 2004 forward, and vary by individual state statutes of limitation.

At June 30, 2009 and 2008, the Company had an income taxes receivable balance of $3,968,000 and $4,239,000 respectively.

Note 11 - Capital Structure and Stock-based Compensation:

At June 30, 2009, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

During the years ended June 30, 2009 and 2008, the Company recognized pre-tax stock-based compensation expense of $12,066 and $63,219, respectively, as a result of adopting SFAS 123R. Such expense related to options granted during the fiscal years 2002 through 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under SFAS 123R.

California First National Bancorp and Subsidiaries

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	451,374	$9.18	860,229	$8.91	945,767	$9.02
Exercised	(40,388)	9.30	(377,300)	8.13	(85,538)	10.15
Canceled/expired	(66,948)	12.60	(31,555)	14.26	-	-
Options outstanding at end of year	344,038	$8.49	451,374	$9.18	860,229	$8.91

Shares available for issuance	1,499,557		1,318,202		1,175,263

Options exercisable	344,038		436,365		817,747

As of June 30, 2009
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	203,950	2.00	$6.54	203,950	$6.54
9.96 - 12.49	140,088	1.86	11.34	140,088	11.34
$5.20 - $12.49	344,038	1.94	$8.49	344,038	$8.49

At June 30, 2009, the aggregate intrinsic value of options outstanding and options exercisable were $999,000.  The total intrinsic value of options exercised during the year ended June 30, 2009 was $105,000.  As of June 30, 2009, there is no remaining unrecognized compensation expense related to unvested shares to be recognized.

Note 12 - Regulatory Capital Requirements:

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

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2009 and 2008.  At June 30, 2009, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2009		2008
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$190,024	45.0%	$202,728	63.7%
Total risk-based capital	$194,854	46.1%	$206,338	64.8%
Tier 1 leverage capital	$190,024	40.1%	$202,728	55.8%

California First National Bank
Tier 1 risk-based capital	$64,176	21.3%	$39,927	18.1%
Total risk-based capital	$66,759	22.2%	$41,415	18.8%
Tier 1 leverage capital	$64,176	19.7%	$39,927	20.0%

California First National Bancorp and Subsidiaries

Note 13 - Commitments and Contingencies:

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2014.  Rent expense was $973,396 (2009), $1,144,295 (2008) and $1,117,486 (2007).

Future minimum
Years ending	lease payments
June 30,	(in thousands)
2010	$763
2011	790
2012	815
2013	1,683
2014	282
$4,333

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities.  Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of $113,960 (2009), $124,946 (2008) and $133,051 (2007).

Note 14 - Segment Reporting:

The Company has a leasing subsidiary, CalFirst Leasing, involved in leasing and financing capital assets, and re-marketing leased assets at lease expiration.

The Company’s banking subsidiary, CalFirst Bank, is an FDIC-insured national bank that gathers deposits from a centralized location and is involved in leasing and remarketing capital assets in a manner similar to CalFirst Leasing. CalFirst Bank provides business loans to fund the purchase of assets leased by CalFirst Leasing and other third parties and has expanded its product offerings to include commercial loans.

The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).   Below is a summary of each segment’s financial results for 2009, 2008 and 2007:

California First National Bancorp and Subsidiaries

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Leasing	Bank	Entires	Consolidated
	(in thousands)
Year end June 30, 2009
Net direct finance, loan and interest income
after provision for credit losses	$11,888	$9,321	$361	$21,570
Other income	6,410	886	(512)	6,784
Gross profit	$18,298	$10,207	$(151)	$28,354
Net earnings	$4,872	$4,249	$180	$9,301
Total assets	$126,549	$339,361	$23,062	$488,972

Year end June 30, 2008
Net direct finance, loan and interest income
after provision for credit losses	$15,076	$5,599	$266	$20,941
Other income	5,245	872	-	6,117
Gross profit	$20,321	$6,471	$266	$27,058
Net earnings	$3,625	$1,791	$1,565	$6,981
Total assets	$175,688	$217,756	$(6,850)	$386,594

Year end June 30, 2007
Net direct finance loan and interest income
after provision for credit losses	$17,121	$5,026	$170	$22,317
Other income	8,213	944	5	9,162
Gross profit	$25,334	$5,970	$175	$31,479
Net earnings	$5,926	$1,797	$2,165	$9,888
Total assets	$172,881	$167,160	$(10,854)	$329,187

California First National Bancorp and Subsidiaries

Note 15 - California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of and for the years ended June 30, 2009, and 2008 are presented below:

Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2009	2008
Assets
Cash and cash equivalents	$15,392	$11,241
Investment securities	7,443	1,792
Intercompany receivables	191	211
Investments in bank subsidiary	65,739	39,927
Investments in non-bank subsidiary	58,730	105,904
Intercompany note receivable	52,961	51,060
Other assets	2,557	485
Premises and other fixed assets	38	66
	$203,051	$210,686
Liabilities
Accrued liabilities	$2,066	$1,650
Payable to non-bank subsidiary	169	148
Deferred income taxes, net	9,440	6,433
	11,675	8,231
Stockholders’ Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
10,145,785 (2009) and 11,440,725 (2008) issued and outstanding	101	114
Additional paid-in capital	546	7,154
Retained earnings	190,777	195,342
Other comprehensive loss, net of tax	(48)	(155)
	191,376	202,455
	$203,051	$210,686

Condensed Statements of Earnings	June 30,
(in thousands)	2009	2008
Income
Dividends from non-bank subsidiary	$52,000	$5,500
Management fee income from bank subsidiary	281	266
Management fee income from non-bank subsidiaries	939	1,046
Interest income from non-bank subsidiaries	1,901	3,299
Other interest income	362	266
Impairment loss on investment securities	(512)	-
	54,971	10,377
Expenses
Selling, general and administrative	1,758	2,159
Interest expense	-	-
	1,758	2,159
Income before taxes and equity in over distributed earnings of subsidiaries	53,213	8,218
Income tax expense	1,032	1,154
	52,181	7,064
Equity in over distributed comprehensive earnings of subsidiaries	(41,362)	(181)
Unrealized gain (loss) on investment securities, net of tax	107	(155)
Total comprehensive income	$10,926	$6,728

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	June 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Total comprehensive income	$10,926	$6,728
Adjustments to reconcile net earnings to cash flows:
Stock-based compensation expense	12	64
Amortization of premiums (discounts) on investment securities, net	(10)	-
Impairment loss on investment securities	512	-
Deferred income taxes	2,919	6,486
Equity in over distributed earnings of subsidiaries	41,362	181
Net change in other liabilities	416	(36)
Net change in other assets	(2,072)	1,297
Other, net	28	123
Net cash provided by operating activities	54,093	14,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(6,065)	(1,845)
Advances to or investments in subsidiaries	(21,860)	(4,464)
Net cash used for investing activities	(27,925)	(6,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	375	3,179
Payments to repurchase stock	(17,518)	(975)
Dividends paid	(4,874)	(5,408)
Net cash used for financing activities	(22,017)	(3,204)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,151	5,330
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,241	5,911
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,392	$11,241

Note 16 - Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2009 and 2008 is as follows:

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2009
Direct finance and loan income	$6,136	$6,630	$6,239	$6,232
Net direct finance, loan and interest income
after provision for credit losses	4,858	5,351	5,605	5,756
Gross profit	6,427	7,664	7,003	7,261
Net earnings	$1,794	$2,525	$2,383	$2,599

Basic earnings per common share	$0.17	$0.25	$0.23	$0.26
Diluted earnings per common share	$0.16	$0.25	$0.23	$0.25
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12

2008
Direct finance and loan income	$6,094	$6,478	$6,374	$6,981
Net direct finance, loan and interest income
after provision for credit losses	5,203	5,414	4,983	5,341
Gross profit	7,113	7,126	6,413	6,406
Net earnings	$2,015	$1,809	$1,484	$1,673

Basic earnings per common share	$0.18	$0.16	$0.13	$0.15
Diluted earnings per common share	$0.18	$0.16	$0.13	$0.14
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12

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

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no significant changes made during the most recent fiscal year to the Company's internal controls or other factors that could significantly affect the Company's internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(b)                      Exhibits:

Exhibit #	Description of Exhibit	Page No.
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

10.6
First Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2007 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated April 2, 2007)

10.7
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2008 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated June 16, 2008)

10.8
Second Amendment to Office Lease dated June 11, 2008, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form 8-K dated June 16, 2008)

10.9
Third Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of April 3, 2009 (incorporated by reference to Exhibit 10.9 to Registrant's Statement on Form 8-K dated April 6, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	58

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	59

32.0	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	60

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By /s/ S. Leslie Jewett	Date:	September 25, 2009
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 25, 2009
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 25, 2009
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 25, 2009
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 25, 2009
Michael H. Lowry

/s/ Harris Ravine	Director	September 25, 2009
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 25, 2009
Danilo Cacciamatta