Form 10-Q
period 2009-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2009-11-12
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                                                                                (949) 255-0500

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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of October 30, 2009 was 10,181,991.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

PART I. FINANCIAL INFORMATION		PAGE NUMBER

Item 1.	Financial Statements

	Consolidated Balance Sheets - September 30,
	2009 and June 30, 2009	3

	Consolidated Statements of Earnings - Three months
	ended September 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows – Three months
	ended September 30, 2009 and 2008	5

	Consolidated Statement of Stockholders’ Equity – Three months
	ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	22
Signature		23

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and securities prices, from unanticipated changes in the risk characteristics of the lease and loan portfolios, the level of defaults and a change in the provision for credit losses, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements.  Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Cash and due from banks	$62,042	$43,222
Federal funds sold and securities purchased under
agreements to resell	-	11,995
Total cash and cash equivalents	62,042	55,217
Available-for-sale investment securities	121,956	115,530
Held-to-maturity investment securities	3,916	4,070
Net receivables	3,399	3,508
Property acquired for transactions in process	30,507	12,373
Net investment in leases	192,004	213,623
Commercial loans	73,711	71,130
Net property on operating leases	1,559	1,557
Income tax receivable	3,473	3,968
Other assets	656	1,007
Discounted lease rentals assigned to lenders	6,535	6,989

	$499,758	$488,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$919	$2,569
Accrued liabilities	4,221	4,918
Demand and money market deposits	73,602	70,217
Time certificates of deposit	154,163	150,727
Lease deposits	4,346	4,060
Short-term borrowings	35,444	35,444
Long-term borrowings	10,000	10,000
Non-recourse debt	6,535	6,989
Deferred income taxes – including income taxes payable, net	15,146	12,672

	304,376	297,596

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,185,087 (September 2009) and 10,145,785 (June 2009) issued and outstanding	102	101
Additional paid in capital	771	395
Retained earnings	191,759	189,528
Other comprehensive income, net of tax	2,750	1,352
	195,382	191,376
	$499,758	$488,972

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended
	September 30,
	2009	2008

Direct finance and loan income	$5,943	$6,136
Interest and investment income	1,579	548
Total direct finance, loan and interest income	7,522	6,684

Interest expense on deposits	1,544	1,601
Provision for credit losses	250	225
Net direct finance, loan and interest income after provision for credit losses	5,728	4,858

Non-interest income
Operating and sales-type lease income	506	603
Gain on sale of leases and leased property	253	838
Gain on sale of investment securities	1,673	-
Other fee income	257	128
Total non-interest income	2,689	1,569

Gross profit	8,417	6,427

Selling, general and administrative expenses	2,825	3,557

Earnings before income taxes	5,592	2,870

Income taxes	2,139	1,076

Net earnings	$3,453	$1,794

Basic earnings per common share	$.34	$.17

Diluted earnings per common share	$.34	$.16

Dividends declared per common share outstanding	$.12	$.12

Average common shares outstanding – basic	10,173	10,858

Average common shares outstanding – diluted	10,273	10,949

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,453	$1,794
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	123	88
Stock-based compensation expense	-	12
Leased property on operating leases, net	(95)	(33)
Interest accretion of estimated residual values	(331)	(362)
Gain on sale of leased property and sales-type lease income	92	567
Gain on sale of investment securities	(1,673)	-
Provision for credit losses	250	225
Amortization of premiums or discounts on securities and loans, net	(8)	(175)
Deferred income taxes, including income taxes payable	1,705	53
Decrease in net receivables	109	336
Decrease in income taxes receivable	495	885
Net (decrease) increase in accounts payable and accrued liabilities	(2,347)	1,054
Increase in lease deposits	286	339
Net cash provided by operating activities	2,059	4,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(40,136)	(55,537)
Payments received on lease receivables and loans	40,644	51,516
Proceeds from sales of leased property and sales-type leases	713	1,262
Purchase of investment securities	(21,060)	(26,205)
Proceeds from sale of or pay down on investment securities	18,308	6
Net decrease in other assets	321	227
Net cash used for investing activities	(1,210)	(28,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	3,436	(1,139)
Net increase in demand and money market deposits	3,385	8,754
Payments to repurchase common stock	(240)	(17,062)
Dividends to stockholders	(1,222)	(1,220)
Proceeds from exercise of stock options including tax benefit	617	151
Net cash provided by (used for) financing activities	5,976	(10,516)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,825	(34,464)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,217	71,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,042	$37,326

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(454)	$1,063
Estimated residual values recorded on leases	$(692)	$(477)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$1,545	$1,602
Income Taxes	$35	$138

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Three months ended September 30, 2008

Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

Comprehensive income
Net earnings	-	-	-	1,794	-	1,794
Unrealized loss on
investment securities, net of tax	-	-	-	-	(462)	(462)

Total comprehensive income						1,332

Shares issued - Stock options exercised	18,470	1	150	-	-	151

Shares repurchased	(1,300,000)	(13)	(6,770)	(10,279)	-	(17,062)

Stock-based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(1,220)	-	(1,220)

Balance, September 30, 2008	10,159,195	$102	$395	$185,906	$(735)	$185,668

Three months ended September 30, 2009

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

Comprehensive income
Net earnings	-	-	-	3,453	-	3,453
Unrealized gain on
investment securities, net of tax	-	-	-	-	1,398	1,398

Total comprehensive income						4,851

Shares issued - Stock options exercised	59,285	1	616	-	-	617

Shares repurchased	(19,983)	-	(240)	-	-	(240)

Dividends declared	-	-	-	(1,222)	-	(1,222)

Balance, September 30, 2009	10,185,087	$102	$771	$191,759	$2,750	$195,382

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”)) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2009. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2009 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2009 and the statements of earnings, cash flows and stockholders’ equity for the three-month periods ended September 30, 2009 and 2008. The results of operations for the three-month period ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2010.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification™ (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and the adoption did not have a material impact on the consolidated financial statements of the Company.

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2009, the Company has one stock option plan, which is more fully described in Note 11 in the Company’s 2009 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Topic 718 in the Accounting Standards Codification, “Compensation – Stock Compensation” (“ASC 718”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of ASC 718. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the quarter ended September 30, 2009, there was no pre-tax stock-based compensation expense compared to $12,000 recognized during the first quarter of fiscal 2009.  As of September 30, 2009, the Company has no more unrecognized compensation expense related to unvested shares. The Company has not awarded any new grants since fiscal 2004 and had calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.

The following table summarizes the stock option activity for the periods indicated:

	Three months ended
	September 30, 2009		September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	344,038	$8.49	451,374	$9.18

Exercised	(59,285)	10.40	(18,470)	8.13
Canceled/expired	-	-	(31,945)	13.64
Options outstanding at end of period	284,753	$8.10	400,959	$8.87

Options exercisable	284,753		397,493

As of September 30, 2009
Options outstanding				Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $ 8.81	203,950	1.74	$6.54	203,950	$6.54
9.85 - 12.49	80,803	2.88	12.03	80,803	12.03
$5.20 - $12.49	284,753	2.07	$8.10	284,753	$8.10

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On July 1, 2008, the Company adopted Topic 820 in the Accounting Standards Codification, “Fair Value Measurements” (“ASC 820”). In accordance with the ASC 820, the Company has not applied the provisions of this statement to non-financial assets and liabilities except those that are disclosed at fair value on a recurring basis (at least annually). ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of ASC 820 had no material effect on the Company’s financial statements.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. ASC 820 establishes a three-tiered value hierarchy that prioritizes inputs based on the extent to which inputs used are observable in the market and requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a value is based on inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three levels of inputs are defined as follows:

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases or investment securities held to maturity.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2009, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2009:

(dollars in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale-securities	$121,956	$14,520	$107,436	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at September 30, 2009.

NOTE 5 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available-for-sale.  The amortized cost, fair value, and carrying value of investment securities were as follows:

	At September 30, 2009
	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. agency collateralized mortgage obligations	$45,207	$1,509	$46,716	$46,716
U.S. Treasury securities	10,160	91	10,251	10,251
Corporate bonds	58,329	2,391	60,720	60,720
Trust preferred securities	701	95	796	796
Mutual fund investments	2,702	280	2,982	2,982
Equity investment	578	(87)	491	491
Total available-for-sale	117,677	4,279	121,956	121,956

Held-to-maturity
U.S. agency mortgage-backed securities	$1,195	$69	$1,264	$1,195
Federal Reserve Bank Stock	1,055	-	1,055	1,055
Federal Home Loan Bank Stock	1,666	-	1,666	1,666
Total held-to-maturity	3,916	69	3,985	3,916
Total investment securities	$121,593	$4,348	$125,941	$125,872

	At June 30, 2009
	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. Agency collateralized mortgage obligations	$45,673	$895	$46,568	$46,568
U.S. Treasury securities	10,167	19	10,186	10,186
Corporate bonds	39,695	597	40,292	40,292
Trust preferred securities	14,605	915	15,520	15,520
Mutual fund investment	2,702	(238)	2,464	2,464
Equity investment	578	(78)	500	500
Total available-for-sale	113,420	2,110	115,530	115,530

Held-to-maturity
U.S. agency mortgage-backed securities	$1,349	$56	$1,405	$1,349
Federal Reserve Bank Stock	1,055	-	1,055	1,055
Federal Home Loan Bank Stock	1,666	-	1,666	1,666
Total held-to-maturity	4,070	56	4,126	4,070
Total investment securities	$117,490	$2,166	$119,656	$119,600

Securities classified as “available-for-sale” are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account and are shown, net of taxes, as a component of shareholders’ equity.

Securities classified as “held-to-maturity” are two U.S. agency issued securities and the Federal Reserve Bank and Federal Home Loan Bank Stock.  The Company has determined that it has the ability to hold these investments until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the securities at amortized cost.

At September 30, 2009, approximately $37.3 million of the collateralized mortgage obligations were pledged as collateral to secure certain borrowings.

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to borrowings from the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the 12 FHLB’s are generally jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.

Gross realized gains and gross realized losses on investment securities are summarized below. During the three months ended September 30, 2009, the Company sold most of its investment in trust preferred securities. Proceeds from sale were $16.3 million and resulted in gross realized gains of $1.7 million. No securities were sold during the three months ended September 30, 2008. These gains and losses are recognized using the specific identification method and are included in non-interest income.

	Available-for-sale
	For the three months ended
	September 30,
	2009	2008
	(in thousands)
Gross realized gains	$1,673	$-
Gross realized losses	-	-
Other than temporary impairment	-	-
Total	$1,673	$-

The following tables present the fair value and associated gross unrealized losses only on available-for-sale securities with gross unrealized losses at September 30, 2009, including the investment securities for which an other-than-temporary impairment has been recognized.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At June 30, 2009
Equity investment	$-	$-	$(78)	$500	$(78)	$500
Mutual fund investment	-	-	(238)	2,464	(238)	2,464
Total	$-	$-	$(316)	$2,964	$(316)	$2,964

September 30, 2009
Equity investment	$-	$-	$(87)	$491	$(87)	$491
Total	$-	$-	$(87)	$491	$(87)	$491

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At of September 30, 2009, no securities were other than temporarily impaired.

NOTE 6 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30, 2009	June 30, 2009
	(in thousands)
Minimum lease payments receivable	$203,962	$229,041
Estimated residual value	12,427	12,256
Less unearned income	(21,062)	(24,379)
Net investment in leases before allowances	195,327	216,918
Less allowance for lease losses	(3,210)	(3,182)
Less valuation allowance for estimated residual value	(113)	(113)
Net investment in leases	$192,004	$213,623

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.7 million and $4.8 million at September 30, 2009 and June 30, 2009, respectively.

At September 30, 2009, approximately $14 million of lease receivables are pledged to secure $10.0 million borrowed from the Federal Reserve Discount Window.

NOTE 7 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30, 2009	June 30, 2009
	(in thousands)
Commercial loan syndications	$65,798	$63,064
Commercial real estate loans	11,908	11,974
Total commercial loans	77,706	75,038
Less unearned income and discounts	(2,473)	(2,636)
Less allowance for loan losses	(1,522)	(1,272)
Net commercial loans	$73,711	$71,130

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

NOTE 8 – BORROWINGS

CalFirst Bank is a member of the FHLB and, as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities. The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.

Short-term and long-term borrowings and weighted average interest rates at September 30, 2009 and June 30, 2009 were as follows:

	As of September 30, 2009		As of June 30, 2009
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Short-term borrowings
FHLB advances	$25,444	0.21%	$25,444	0.33%
FRB advances	10,000	0.33%	10,000	0.50%
	35,444		35,444

Long-term Borrowings
FHLB advances	10,000	2.07%	10,000	2.07%
	$45,444		$45,444

At September 30, 2009, CalFirst Bank had unused borrowing availability of approximately $46 million with the FRB and $10.5 million with the FHLB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

NOTE 9 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2009 and 2008:

			Bancorp and
	CalFirst		Eliminating
	Leasing	CalFirst Bank	Entries	Consolidated
Quarter ended September 30, 2009	(in thousands)
Net direct finance, loan and interest income,
after provision for credit losses	$2,611	$2,888	$229	$5,728
Non-interest income	841	1,848	-	2,689
Gross profit	$3,452	$4,736	$229	$8,417
Net earnings	$928	$2,461	$64	$3,453
Total assets	$127,442	$348,613	$23,703	$499,758

Quarter ended September 30, 2008
Net direct finance, loan and interest income,
after provision for credit losses	$3,188	$1,576	$94	$4,858
Non-interest income	1,420	149	-	1,569
Gross profit	$4,608	$1,725	$94	$6,427
Net earnings	$1,039	$517	$238	$1,794
Total assets	$161,401	$228,077	$(9,699)	$379,779

NOTE 10 – SUBSEQUENT EVENT

In October 2009, the Company sold $45.2 million of the collateralized mortgage obligations identified in Note 5 above and recognized a pre-tax gain of $1.7 million. Proceeds from the sale were used to reduce borrowings by $35.4 million.

On October 20, 2009, the Company’s Board of Directors approved a change in the Company’s dividend policy to provide for one annual dividend payment to be made in lieu of the quarterly dividends. An annual dividend in the amount of $0.48 per share or approximately $4.9 million was declared to be paid on December 16, 2009 to shareholders of record on December 1, 2009.

No other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. CalFirst Leasing and CalFirst Bank focus on leasing and financing capital assets through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, purchases participations in commercial loan syndications and provides commercial loans to businesses, including real estate based and unsecured revolving lines of credit.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables, residuals, commercial loans and investment securities. Non-interest income primarily includes gains realized on the sale of leased property and leases, income from sales-type and operating leases, gains and losses realized on investments, and other income. Income from sales-type leases relates to the re-lease of lease property (“lease extensions”) while income from operating leases generally involves lease extensions that are accounted for as an operating lease rather than as a sales-type lease.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2009.

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

Net earnings for the first quarter ended September 30, 2009 were up 93% to $3.5 million from $1.8 million for the first quarter of fiscal 2009.  The significant improvement in net earnings for the first quarter of fiscal 2010 is primarily due to a $1.7 million gain on the sale of investment securities, and also included a $1.0 million increase in interest income earned on the investment portfolio as well as a $732,000 reduction in selling, general and administrative expenses.

New lease bookings of $19.3 million for the first quarter of fiscal 2010 were down 53%, and with commercial loans boarded of $3.6 million combined for a 56% decrease in loan and lease assets booked of $22.8 million during the three months ended September 30, 2009, compared to $52.1 million for the first three months of fiscal 2009.   As a result, the net investment in leases and loans of $265.7 million at September 30, 2009 decreased 6.7% from June 30, 2009 but was up 2.4% from the balance at September 30, 2008. During the first quarter of fiscal 2010, lease originations were 29% greater than the level of the first quarter of fiscal 2009, but with no new loan commitments, total originations were down 16%.   As a result, at September 30, 2009 the backlog of approved lease and loan commitments of $93 million is just slightly below a year ago and up 16% from June 30, 2009.

The Company’s portfolio of investment securities increased to $125.9 million at September 30, 2009 from $119.6 million at June 30, 2009, and compared to $31.9 million at September 30, 2008. The increase during the first quarter of fiscal 2010 primarily related to the acquisition of corporate bonds and unrealized gains within the portfolio that were offset in part by the sale of approximately $15 million of trust preferred securities for the gain noted above.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2009, net earnings of $3.5 million increased 93% compared to the first quarter ended September 30, 2008.  Diluted earnings per share of $.34 for the first quarter of fiscal 2010 were up 105% from $.16 for the first quarter of fiscal 2009.  Earnings per share comparisons benefited from the Company’s August 2008 purchase of 1.3 million shares of common stock that contributed to a 6% reduction in fully diluted average shares outstanding for the quarter.

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

Net direct finance, loan and interest income was $6.0 million for the quarter ended September 30, 2009, an $895,000, or 17.6% increase compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the first quarter ended September 30, 2009 increased 12.5% to $7.5 million from $6.7 million earned during the first quarter of fiscal 2009.  The increase was primarily due to a $1.0 million increase in investment income earned on average total cash and investment balances that increased to $186.7 million from $76.4 million.  The average yield on cash and investments of 3.4% increased 51 basis points as compared to the first quarter of fiscal 2009, but was down from 4.1% earned during the fourth quarter of fiscal 2009.  Commercial loan income increased $281,000 on an average loan portfolio that was up 64% to $73.3 million.  Direct finance income decreased $474,000 due to a 6% decline in the average net investment in leases and a 30 basis point decline in yield.  The average yield in leases and loans held in the Company’s own portfolio decreased 82 basis points to 8.7%.  During the first quarter of fiscal 2010, interest expense paid on deposits and FHLB and FRB borrowings decreased by $57,000 or 3.6% reflecting a 71% increase in average deposit balances to $274.3 million that was offset by a 174 basis point drop in average interest rates paid. During the first quarter, CalFirst Bank’s borrowings under Federal Home Loan Bank and Federal Reserve Bank lines remained at $45.4 million at an average cost of 0.74%, and reduced its total average funding cost to 2.25% for the three months ended September 30, 2009 compared to 3.99% for the first quarter of fiscal 2009.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2009 vs 2008
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(327)	$(147)	$(474)
Commercial loans	465	(184)	281
Discounted lease rentals	(45)	(2)	(47)
Federal funds sold	(17)	(11)	(28)
Federal funds sold	(141)	(17)	(158)
Investment securities	1,460	(103)	1,357
Interest-bearing deposits with banks	133	(301)	(168)
	1,545	(754)	791

Interest expense
Non-recourse debt	(45)	(2)	(47)
Demand and savings deposits	216	(311)	(95)
Time deposits	440	(486)	(46)
Borrowings	84	-	84
	695	(799)	(104)
	$850	$45	$895

The following table presents the Company’s average balances, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
	Quarter ended September 30, 2009			Quarter ended September 30, 2008
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets
Interest-earning deposits with banks	$56,442	$31	0.2%	$33,838	$199	2.4%
Federal funds sold	2,999	-	0.0%	27,848	158	2.3%
Investment securities	127,257	1,548	4.9%	14,734	191	5.2%
Commercial loans	73,333	1,009	5.5%	44,768	728	6.5%
Net investment in leases, including
discounted lease rentals (1,2)	207,983	5,024	9.7%	224,271	5,545	9.9%
Total interest-earning assets	468,014	7,612	6.5%	345,459	6,821	7.9%
Other assets	31,352			39,743
	$499,366			$385,202

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$71,866	254	1.4%	$44,389	349	3.1%
Time deposits	156,940	1,206	3.1%	116,141	1,252	4.3%
FHLB & FRB borrowings	45,444	84	0.7%	-	-	0.0%
Non-recourse debt (1)	6,762	90	5.3%	10,116	137	5.4%
Total interest-bearing liabilities	281,012	1,634	2.3%	170,646	1,738	4.1%
Other liabilities	24,617			20,111
Stockholders' equity	193,737			194,445
	$499,366			$385,202
Net direct finance, loan and interest income		$5,978			$5,083
Net direct finance, loan and interest income to
average interest-earning assets			5.1%			5.9%
Average interest-earning assets over
average interest-bearing liabilities			166.5%			202.4%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $6.8 million and $10.1 million for the quarters ended September 30, 2009 and 2008, respectively, offset each other and do not contribute to the Company’s net direct finance, loan and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses -- The Company made a provision for credit losses in the first quarter of fiscal 2010 of $250,000, compared to a $225,000 provision for the same period in the prior year.  The increase in the provision related primarily to the heightened credit risk within the commercial loan portfolio.

Non-interest Income -- Total non-interest income for the quarter ended September 30, 2009 increased by $1.1 million, or 71.4%, to $2.7 million, compared to $1.6 million for the same quarter of the prior fiscal year.  The increase was entirely due to a $1.7 million gain realized on the sale of certain investment securities that offset lower income recognized on leases reaching the end of term and from the sale of leases.

Selling, General and Administrative Expenses -- The Company’s selling, general and administrative expenses (“SG&A”) reported during the first quarter of fiscal 2010 decreased $732,000, or 20.6%, to $2.8 million compared to $3.6 million for the first quarter of fiscal 2009.  The decrease in SG&A expenses is primarily due to lower personnel costs and includes efforts to lower fixed and variable office costs to reduce overhead costs.

Income Taxes -- Income taxes were accrued at a tax rate of 38.25% for the first quarter ended September 30, 2009, compared to 37.5% for the first quarter ended September 30, 2008 representing the estimated annual tax rate for the fiscal years ending June 30, 2010 and 2009, respectively.

Financial Condition Analysis

As of September 30, 2009, consolidated total assets were up 2.2% to $499.8 million, compared to $489.0 million at June 30, 2009. The change in total assets includes an $18.1 million increase in transactions in process to $30.5 million, a $2.6 million increase in commercial loans to $73.7 million, a $6.3 million increase in investment securities to $125.9 million and a $6.8 million increase in cash and cash equivalents to $62.0 million, all which were offset by a $21.6 million decrease of the net investment in leases to $192.0 million.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first three months ended September 30, 2009, approximately 90% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 84% during the first three months of fiscal 2009. The $21.6 million decline in the Company’s net investment in leases during the quarter is due to a comparatively low volume of new leases being booked during in the period.  The Company’s commercial loan portfolio increased $2.6 million to $73.7 million at September 30, 2009, as the Bank increased its participation in one syndicated transaction already held in the loan portfolio.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2009, the Company’s investment in property acquired for transactions in process of $30.5 million related to approximately $93.0 million of approved lease commitments.  This investment in transactions in process increased from $12.4 million at June 30, 2009, which related to approved lease commitments of $79.9 million, but was down from $32.9 million at September 30, 2008, which related to approved lease commitments of $80.8 million. The Bank had no approved loan commitments at September 30, 2009.

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

The following table summarizes the Company’s non-performing leases and loans:

	September 30, 2009	June 30, 2009
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$1,520	$1,399
Restructured leases and loans	8,346	8,437
Leases past due 90 days (other than above)	412	293
Total non-performing capital leases and loans	$10,278	$10,129
Non-performing assets as % of net investment
in leases and loans before allowances	3.8%	3.5%

The increase in non-accrual leases at September 30, 2009 compared to June 30, 2009 is primarily due to one problem lease placed on non-accrual that offset other reductions during the quarter. The restructured lease and loan balance for both periods includes a loan and lease with one customer with an aggregate balance of approximately $8.1 million.  This relationship was current with its restructured payments at September 30, 2009 and the transactions remain on an accrual basis. In addition to the non-performing leases and loans identified above, there was $1.9 million of investment in leases at September 30, 2009 and two commercial loans with a net balance of $4.9 million classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Three months ended
	September 30,
	2009	2008
	(dollars in thousands)
Property acquired for transactions in process before allowance	$30,750	$32,954
Net investment in leases and loans before allowance	270,580	263,644
Net investment in “risk assets”	$301,330	$296,598

Allowance for credit losses at beginning of period	$4,830	$3,921
Charge-off of lease receivables	(14)	(31)
Recovery of amounts previously written off	42	-
Provision for credit losses	250	225
Allowance for credit losses at end of period	$5,108	$4,115

Components of allowance for credit losses:
Allowance for lease and loan losses	$4,845	$4,052
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	243	43
	$5,108	$4,115
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.9%	1.6%
Allowance for credit losses as a percent of net investment in “risk assets”	1.7%	1.4%

The allowance for credit losses increased $278,000 to $5.1 million (1.9% of net investment in leases and loans before allowances) at September 30, 2009 from $4.8 million (1.6% of net investment in leases and loans before allowances) at June 30, 2009. This allowance consisted of $2.2 million allocated to specific accounts that were identified as impaired and $2.9 million that was available to cover losses inherent in the portfolio. This compared to $1.9 million allocated to specific accounts at June 30, 2009 and $3.0 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at September 30, 2009 primarily relates to the addition of specifically identified substandard loans.  The Company considers the allowance for credit losses of $5.1 million at September 30, 2009 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities

Total investment securities, both available-for-sale and held-to-maturity, were $125.9 million as of September 30, 2009, compared with $119.6 million at June 30, 2009. At September 30, 2009, the securities portfolio included an unrealized pre-tax gain of $4.38 million compared to a $2.2 million unrealized pre-tax gain at June 30, 2009. During the three months ended September 30, 2009, the Company realized a gain of $1.7 million on the sale of the majority of trust-preferred securities held in the Company’s portfolio. During the same period, the Company purchased $18.6 million of corporate bonds, and after including unrealized gains in the portfolio, the fair value of the Company’s security portfolio increased by $6.3 million.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2009 and June 30, 2009, the Company’s cash and cash equivalents were $62.0 million and $55.2 million, respectively.  Stockholders’ equity at September 30, 2009 was $195.4 million, or 39% of total assets, compared to $191.4 million, or 39% of total assets, at June 30, 2009.  At September 30, 2009, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $227.8 million at September 30, 2009, compared to $163.9 million at September 30, 2008 and $220.9 million at June 30, 2009. The $63.9 million increase from September 30, 2008 was used to fund leases, loans and the Bank’s growth in the investment portfolio, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the quarters ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest bearing demand deposits	$2,207	n/a	$1,976	n/a
Interest-bearing demand deposits	159	0.50%	377	0.50%
Money market deposits	71,707	1.40%	44,012	3.14%
Time deposits, less than $100,000	71,456	3.04%	58,541	4.21%
Time deposits, $100,000 or more	$85,484	3.06%	$57,600	4.35%

The following table shows the maturities of certificates of deposits at the dates indicated:

	September 30, 2009
	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$6,675	$19,278
3 - 6 months	23,817	18,174
6 - 12 months	22,223	31,519
Over 12 months	15,740	16,737
	$68,455	$85,708

During fiscal 2009, the Bank entered into borrowing agreements with the Federal Home Loan Bank of San Francisco.  The Bank had outstanding balances of $35.4 million under these agreements at September 30, 2009, collateralized by pledges of certain investment securities and loans of the Bank, with $10.6 million still available under this agreement.  The Bank also borrows from the Federal Reserve Discount Window amounts secured by certain lease receivables. The Bank had an outstanding balance of $10.0 million under this agreement at September 30, 2009, with the total remaining availability estimated to be approximately $46.5 million. The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.   The average annual interest rate paid on these borrowings was 0.74% at September 30, 2009.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2009, the Company had outstanding non-recourse debt aggregating $6.6 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As of September 30, 2009, CalFirst Leasing had a $15 million line of credit with a bank (“Lender”). The purpose of the line is to provide resources as needed for investment in transactions in process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2010.  The agreement is unsecured, however, the Company guarantees the CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of September 30, 2009.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2009. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan commitments	$-	$-	$-	$-
Lease property purchases (1)	59,134	59,134	-	-
FHLB & FRB Borrowings	45,444	35,444	10,000
Operating lease rental expense	4,145	770	3,375	-
Total contractual commitments	$108,723	$95,348	$13,375	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss of value in a financial instrument arising from changes in market indices such as interest rates, credit spreads and securities prices.  The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. Market risk also arises from the impact that fluctuations in interest rates may have on security prices that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. As the banking operations of the Company have grown and CalFirst Bank’s deposits represent a greater portion of the Company’s liabilities, the Company is subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.

At September 30, 2009, the Company had $62.0 million of cash or invested in securities of very short duration. The Company’s investment in lease payments receivable and commercial loans of $265.7 million consists of leases with fixed rates and loans with variable rates, however, $167.9 million of such investment is due within one year of September 30, 2009. Of the $125.9 million investment in securities, $8.1 million mature within twelve months. This compares to interest bearing deposit liabilities and FHLB and FRB borrowings of $270.6 million, of which $228.1 million mature within one year. Based on the foregoing, at September 30, 2009 the Company had assets of $238.0 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $228.1 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at September 30, 2009 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

	Estimated Maturity or Repricing at September 30, 2009
			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
	or Less	12 Months	5 years	5 years	Sensitive	Total
			(in thousands)
Rate Sensitive Assets (RSA):
Cash due from banks	$62,042	$-	$-	$-	$-	$62,042
Investment securities	2,981	5,110	60,660	56,630	491	125,872
Net investment in leases	21,859	77,741	116,789	-	(24,385)	192,004
Commercial loans	68,286	-	9,420	-	(3,995)	73,711
Non-interest earning assets	-	-	-	-	46,129	46,129
Totals	$155,168	$82,851	$186,869	$56,630	$18,240	$499,758
Cumulative total for RSA	$155,168	$238,019	$424,888	$481,518

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$70,970	$-	$-	$-	$2,632	$73,602
Time deposits	25,954	95,742	32,467	-	-	154,163
Borrowings	35,444	-	10,000	-	-	45,444
Non-interest bearing liabilities	-	-	-	-	31,167	31,167
Stockholders' equity	-	-	-	-	195,382	195,382
Totals	$132,368	$95,742	$42,467	$-	$229,181	$499,758
Cumulative total for RSL	$132,368	$228,110	$270,577	$270,577

Interest rate sensitivity gap	$22,800	$(12,891)	$144,402	$56,630
Cumulative GAP	$22,800	$9,909	$154,311	$210,941

RSA divided by RSL (cumulative)	117.22%	104.34%	157.03%	177.96%
Cumulative GAP / total assets	4.56%	1.98%	30.88%	42.21%

In addition to the consolidated gap analysis, CalFirst Bank measures its interest rate sensitivity through a maturity gap analysis and income simulation models. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income projections and requires CalFirst Bank to estimate the impact of various factors on net interest income using assumptions that the Bank deems reasonable. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth and retention and the relative sensitivity of the Bank’s assets and liabilities to changes in market interest rates. As of September 30, 2009, CalFirst Bank’s analysis estimated that the Bank’s projected net interest income would increase by approximately 2% from the base case scenario over the next 12 months if interest rates were to sustain an immediate increase of 100 basis points, and would increase by an estimated 10% to 16% with a 200 to 300 basis point rise in rates over 12 months.  Assuming a 100 basis point decline in rates, the model estimated an approximate 1% increase in net interest income from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 100 basis points as of September 30, 2009 was considered to be remote given current interest rate levels.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2009:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1, 2009 - July 31, 2009	-	$-	394,007
August 1, 2009 - August 31, 2009	5,400	$12.83	388,607
September 1, 2009 - September 30, 2009	14,583	$11.69	374,024
	19,983	$11.99

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits		Page

	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	24
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	25
	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	26

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	_November 12, 2009___	BY: _/s/ S. LESLIE JEWETT____________
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)