Form 10-Q
period 2009-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2010-02-12
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                                                                                (949) 255-0500

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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 9, 2010 was 10,198,515.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

PAGE
PART I. FINANCIAL INFORMATION	NUMBER

Item 1. Financial Statements

Consolidated Balance Sheets - December 31, 2009 and June 30, 2009	3

Consolidated Statements of Earnings - Three and six months ended December 31, 2009 and 2008	4

Consolidated Statements of Cash Flows – Six months ended December 31, 2009 and 2008	5

Consolidated Statement of Stockholders’ Equity – Six months ended December 31, 2009 and 2008	6

Notes to Consolidated Financial Statements	7-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21-22
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	23
Signature	24

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Cash and due from banks	$74,831	$43,222
Federal funds sold and securities purchased under
agreements to resell	-	11,995
Total cash and cash equivalents	74,831	55,217
Available-for-sale investment securities	72,511	115,530
Held-to-maturity investment securities	4,506	4,070
Net receivables	4,157	3,508
Property acquired for transactions in process	6,925	12,373
Leases and loans:
Leases	207,199	216,918
Commercial loans	67,809	72,402
Allowance for credit losses	(4,887)	(4,567)
Net investment in leases and loans	270,121	284,753

Net property on operating leases	1,386	1,557
Income tax receivable	133	3,968
Other assets	1,379	1,007
Discounted lease rentals assigned to lenders	16,323	6,989

	$452,272	$488,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$590	$2,569
Accrued liabilities	3,044	4,918
Demand and money market deposits	68,774	70,217
Time certificates of deposit	144,398	150,727
Lease deposits	3,288	4,060
Short-term borrowings	-	35,444
Long-term borrowings	10,000	10,000
Non-recourse debt	16,323	6,989
Deferred income taxes – including income taxes payable, net	12,743	12,672

	259,160	297,596

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,198,274 (December 2009) and 10,145,785 (June 2009) issued and outstanding	102	101
Additional paid in capital	870	395
Retained earnings	189,946	189,528
Other comprehensive income, net of tax	2,194	1,352
	193,112	191,376
	$452,272	$488,972

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Direct finance and loan income	$5,540	$6,630	$11,483	$12,765
Interest and investment income	1,095	1,029	2,674	1,578

Total direct finance, loan and interest income	6,635	7,659	14,157	14,343

Interest expense on deposits and borrowings	1,284	1,658	2,828	3,259
Provision for credit losses	100	650	350	875

Net direct finance, loan and interest income after
provision for credit losses	5,251	5,351	10,979	10,209

Non-interest income
Operating and sales-type lease income	514	1,105	1,020	1,708
Gain on sale of leases and leased property	233	942	486	1,779
Gain on sale of investment securities	1,763	-	3,436	-
Other fee income	226	266	484	394

Total non-interest income	2,736	2,313	5,426	3,881

Gross profit	7,987	7,664	16,405	14,090

Selling, general and administrative expenses	3,004	3,624	5,830	7,180

Earnings before income taxes	4,983	4,040	10,575	6,910

Income taxes	1,906	1,515	4,045	2,591

Net earnings	$3,077	$2,525	$6,530	$4,319

Basic earnings per common share	$.30	$.25	$.64	$.41

Diluted earnings per common share	$.30	$.25	$.64	$.41

Dividends declared per common share outstanding	$.48	$.12	$.60	$.24

Weighted average common shares outstanding	10,185	10,159	10,179	10,509

Diluted common shares outstanding	10,289	10,210	10,282	10,580

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,530	$4,319
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	302	226
Stock-based compensation expense	-	12
Leased property on operating leases, net	(71)	(580)
Interest accretion of estimated residual values	(678)	(679)
Sales of leased property and sales-type lease income	393	(419)
Gain on sale of investment securities	(3,436)	-
Provision for credit losses	350	875
Amortization of premiums or discounts on securities and loans, net	(535)	(683)
Deferred income taxes, including income taxes payable	(456)	801
(Increase) decrease in net receivables	(649)	822
Decrease in income taxes receivable	3,835	1,506
Net decrease in accounts payable and accrued liabilities	(3,853)	(509)
Decrease in lease deposits	(772)	(215)
Net cash provided by operating activities	960	5,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(69,735)	(115,501)
Payments received on lease receivables and loans	88,898	95,593
Proceeds from sales of leased property and sales-type leases	1,475	3,624
Purchase of investment securities	(21,660)	(57,142)
Proceeds from sale of or pay down on investment securities	68,960	13
Net (increase) decrease in other assets	(432)	364
Net cash provided by (used for) investing activities	67,506	(73,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(6,329)	18,138
Net (decrease) increase in demand and money market deposits	(1,443)	7,576
Net (decrease) increase in short-term borrowings	(35,444)	35,444
Payments to repurchase common stock	(305)	(17,101)
Dividends to stockholders	(6,112)	(2,438)
Proceeds from exercise of stock options	781	151
Net cash (used for) provided by financing activities	(48,852)	41,770

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,614	(25,803)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,217	71,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,831	$45,987

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$9,334	$(18)
Estimated residual values recorded on leases	$(4,059)	$(900)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$2,877	$3,222
Income Taxes	$763	$284

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Six months ended December 31, 2008

Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

Comprehensive income
Net earnings	-	-	-	4,319	-	4,319
Unrealized gain on investment
securities, net of tax	-	-	-	-	29	29

Total comprehensive income						4,348

Shares issued - Stock options exercised	18,470	1	150	-	-	151

Shares repurchased	(1,300,000)	(13)	(6,770)	(10,318)	-	(17,101)

Stock-based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(2,438)	-	(2,438)

Balance, December 31, 2008	10,159,195	$102	$395	$187,174	$(244)	$187,427

Six months ended December 31, 2009

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

Comprehensive income
Net earnings	-	-	-	6,530	-	6,530
Unrealized gain on investment
securities, net of tax	-	-	-	-	842	842

Total comprehensive income						7,372

Shares issued - Stock options exercised	78,143	1	780	-	-	781

Shares repurchased	(25,654)	-	(305)	-	-	(305)

Dividends declared	-	-	-	(6,112)	-	(6,112)

Balance, December 31, 2009	10,198,274	$102	$870	$189,946	$2,194	$193,112

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2009 and the statements of earnings, cash flows and stockholders’ equity for the three and six-month periods ended December 31, 2009 and 2008. The results of operations for the three and six month period ended December 31, 2009 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2010.

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

In April 2009, the FASB revised ASC Section 825-10-50, Financial Instruments — Disclosures (“ASC 825-50”), to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. ASC 825-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in interim financial statements and any changes in these methods and assumptions from prior periods.  The requirement to provide interim disclosures became effective for the Company for interim periods beginning after June 15, 2009.  In periods after initial adoption, the Company is required to provide comparative disclosures only for periods ending after initial adoption.  The disclosure requirements of ASC 825-50 have been applied for the first two quarters of fiscal 2010.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for reporting periods commencing after December 15, 2009. The Company does not anticipate that this ASU will have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2009, the Company has one stock option plan, which is more fully described in Note 11 in the Company’s 2009 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Topic 718 in the Accounting Standards Codification, “Compensation – Stock Compensation” (“ASC 718”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of ASC 718. The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the six months ended December 31, 2009, there was no pre-tax stock-based compensation expense compared to $12,000 recognized during the first six months of fiscal 2009.  As of December 31, 2009, the Company has no more unrecognized compensation expense related to unvested shares. The Company has not awarded any new grants since fiscal 2004 and had calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.

The following table summarizes the stock option activity for the periods indicated:

	Six months ended December 31, 2009		Six months ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	344,038	$8.49	451,374	$9.18
Exercised	(78,143)	10.00	(18,470)	8.13
Canceled/expired	-	-	(55,405)	12.82
Options outstanding at end of period	265,895	$8.05	377,499	$8.69
Options exercisable	265,895		375,188

As of December 31, 2009
Options exercisable and outstanding
Range of Exercise prices	Number Exercisable and Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 5.20 - $ 8.81	190,864	1.55	$6.44
9.96 - 12.49	75,031	2.83	12.15
$ 5.20 - $12.49	265,895	1.91	$8.05

NOTE 4 – FAIR VALUE MEASUREMENT

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases or investment securities held to maturity.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2009, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, mutual fund investments, and U.S. Treasury securities and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). Publicly traded mutual funds are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2009:

	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale-securities	$72,511	$13,534	$58,977	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at December 31, 2009.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2009, September 30, 2009 and June 30, 2009, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance related to fair values of financial instruments, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently the fair value is estimated to equal the carrying cost. Values for available-for-sale and held-to-maturity securities are determined as set forth in Note 4. The fair value of loan participations purchased in the secondary market is based upon current bid prices in such market at the measurement date. For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience. The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

	December 31, 2009		September 30, 2009		June 30, 2009
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$74,831	$74,831	$62,042	$62,042	$55,217	$55,217
Held-to-maturity investment securities	4,506	4,574	3,916	3,985	4,070	4,126
Available-for-sale investment securities	72,511	72,511	121,956	121,956	115,530	115,530
Commercial loans	66,287	66,940	73,711	74,472	71,130	70,309

Financial Liabilities:
Demand and savings deposits	68,774	68,774	73,602	73,602	70,217	70,217
Time certificate of deposits	144,398	145,229	154,163	155,225	150,727	151,743
Short-term borrowings	-	-	35,444	35,444	35,444	35,444
Long-term borrowings	$10,000	$9,996	$10,000	$10,032	$10,000	$9,980

NOTE 6 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available-for-sale.  The amortized cost, fair value, and carrying value of investment securities were as follows:

	At December 31, 2009
	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. Treasury securities	$10,156	$461	$10,617	$10,617
Corporate bonds	56,173	2,804	58,977	58,977
Mutual fund investments	2,702	215	2,917	2,917
Total available-for-sale	69,031	3,480	72,511	72,511

Held-to-maturity
U.S. agency mortgage-backed securities	1,185	68	1,253	1,185
Federal Reserve Bank Stock	1,655	-	1,655	1,655
Federal Home Loan Bank Stock	1,666	-	1,666	1,666
Total held-to-maturity	4,506	68	4,574	4,506
Total investment securities	$73,537	$3,548	$77,085	$77,017

	At June 30, 2009
	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. Agency collateralized mortgage obligations	$45,673	$895	$46,568	$46,568
U.S. Treasury securities	10,167	19	10,186	10,186
Corporate bonds	39,695	597	40,292	40,292
Trust preferred securities	14,605	915	15,520	15,520
Mutual fund investment	2,702	(238)	2,464	2,464
Equity investment	578	(78)	500	500
Total available-for-sale	113,420	2,110	115,530	115,530

Held-to-maturity
U.S. agency mortgage-backed securities	1,349	56	1,405	1,349
Federal Reserve Bank Stock	1,055	-	1,055	1,055
Federal Home Loan Bank Stock	1,666	-	1,666	1,666
Total held-to-maturity	4,070	56	4,126	4,070
Total investment securities	$117,490	$2,166	$119,656	$119,600

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

At December 31, 2009, approximately $10.0 million of U.S. Treasury Securities were pledged as collateral to secure certain borrowings.

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

Gross realized gains and gross realized losses on investment securities are summarized below. During the six months ended December 31, 2009, the Company realized a gain of $3.5 million on the sale of its investment in trust-preferred securities and U.S. Agency collateralized mortgage obligations. Proceeds from the sales were $65.6 million. The Company realized a loss of $27,000 on the sale of an equity investment and a corporate bond for proceeds of $2.6 million.  No securities were sold during the six months ended December 31, 2008. These gains and losses are recognized using the specific identification method and are included in non-interest income.

	Available-for-sale
	For the three months ended
	December 31,
	2009	2008
	(in thousands)
Gross realized gains	$3,463	$-
Gross realized losses	(27)	-
Other than temporary impairment	-	-
Total	$3,436	$-

The following tables present the fair value and associated gross unrealized losses only on available-for-sale securities with gross unrealized losses at June 30, 2009 and December 31, 2009.
	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At June 30, 2009
Equity investment	$-	$-	$(78)	$500	$(78)	$500
Mutual fund investment	-	-	(238)	2,464	(238)	2,464
Total	$-	$-	$(316)	$2,964	$(316)	$2,964

At December 31, 2009
-	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At of December 31, 2009, no securities were other than temporarily impaired.

NOTE 7 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Minimum lease payments receivable	$214,402	$229,041
Estimated residual value	15,922	12,256
Less unearned income	(23,125)	(24,379)
Net investment in leases before allowances	207,199	216,918
Less allowance for lease losses	(3,252)	(3,182)
Less valuation allowance for estimated residual value	(113)	(113)
Net investment in leases	$203,834	$213,623

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.4 million and $4.8 million at December 31, 2009 and June 30, 2009, respectively.

NOTE 8 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Commercial loan participations	$57,839	$63,064
Commercial real estate loans	11,850	11,974
Revolving line of credit	300	-
Total commercial loans	69,989	75,038
Less unearned income and discounts	(2,180)	(2,636)
Less allowance for loan losses	(1,522)	(1,272)
Net commercial loans	$66,287	$71,130

Commercial loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related commercial loan.

NOTE 9 – BORROWINGS

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

Short-term and long-term borrowings and weighted average interest rates at December 31, 2009 and June 30, 2009 were as follows:

	As of December 31, 2009		As of June 30, 2009
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Short-term Borrowings
FHLB advances	$-	-	$25,444	0.33%
FRB advances	-	-	10,000	0.50%
	-		35,444

Long-term Borrowings
FHLB advances	10,000	2.07%	10,000	2.07%
	$10,000		$45,444

At December 31, 2009, CalFirst Bank had unused borrowing availability of approximately $55 million with the FRB and $2 million with the FHLB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

NOTE 10 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2009 and 2008:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Leasing	Bank	Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2009
Net direct finance, loan and interest income
after provision for credit losses	$2,532	$2,470	$249	$5,251
Non-interest income	831	1,907	(2)	2,736
Gross profit	$3,363	$4,377	$247	$7,987
Net earnings	$796	$2,225	$56	$3,077

Quarter ended December 31, 2008
Net direct finance, loan and interest income
after provision for credit losses	$3,115	$2,159	$77	$5,351
Non-interest income	1,992	321	-	2,313
Gross profit	$5,107	$2,480	$77	$7,664
Net earnings	$1,299	$1,012	$214	$2,525

Six months ended December 31, 2009
Net direct finance, loan and interest income
after provision for credit losses	$5,143	$5,359	$477	$10,979
Non-interest income	1,673	3,755	(2)	5,426
Gross profit	$6,816	$9,114	$475	$16,405
Net earnings	$1,724	$4,686	$120	$6,530

Six months ended December 31, 2008
Net direct finance, loan and interest income
after provision for credit losses	$6,303	$3,735	$171	$10,209
Non-interest income	3,412	469	-	3,881
Gross profit	$9,715	$4,204	$171	$14,090
Net earnings	$2,338	$1,529	$452	$4,319

Total assets at December 31, 2009	$137,187	$299,620	$15,465	$452,272
Total assets at December 31, 2008	$160,323	$283,344	$(10,411)	$433,256

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2009 through the filing of this report with the United States Securities and Exchange Commission and based on this evaluation, the Company determined none of these events require adjustment to the consolidated financial statements.

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

The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables, residuals, commercial loans and investment securities. Non-interest income primarily includes gains realized on the sale of leased property and leases, income from sales-type and operating leases, gains and losses realized on investments, and other fee income. Income from sales-type leases relates to the re-lease of lease property (“lease extensions”) while income from operating leases generally involves lease extensions that are accounted for as an operating lease rather than as a sales-type lease.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, the market for investment securities and economic conditions in general. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s balance sheet structure historically has been short-term in nature, with a greater portion of assets that reprice or mature within one year.  With the increased investment in commercial loans and investment securities with longer maturities, this maturity gap has diminished. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.   Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and the fed funds rate that often do not move in step with bank deposit rates. As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings for the second quarter of fiscal 2010 were up 22%, while results for the six months ended December 31, 2009 were up 51%.  The increase in net earnings for both periods is primarily due to gains realized on the sale of investment securities: $1.8 million in the second quarter and $3.4 million during the six-month period. A 17% and 19% reduction in selling, general and administrative expenses for the respective periods also contributed to the improvement in earnings and helped offset a reduction in direct finance income.

New lease bookings during the second quarter of fiscal 2010 were 32% ahead of the prior year level, but due to lower volume during the first quarter, total six month bookings of $73.8 million were 11% lower than the prior year.  As a result, the net investment in leases of $203.8 million at December 31, 2009 was down 5% from the balance at June 30, 2009. New commercial loans boarded during the first six months of fiscal 2010 were only $3.9 million, and following the early payoff of certain loans, the loan portfolio declined to $66.3 million at December 31, 2009 from $71.1 million at June 30, 2009.  New lease originations for the first six months of fiscal 2010 were up 19% from the prior year, and while new loan activity is minimal, the backlog of approved lease and loan commitments of $64.6 million is 11% greater than a year ago.

           The Company’s portfolio of investment securities of $77.0 million at December 31, 2009 was down from $119.6 million at June 30, 2009, but up from $64.1 million at December 31, 2008. The decrease during the six months of fiscal 2010 resulted from the sale of approximately $68.3 million of investment securities for the net gain of $3.4 million noted above.  Offsetting the sale of these investment securities was the acquisition of corporate bonds and unrealized gains within the investment portfolio.

Consolidated Statement of Earnings Analysis

Summary -- For the second quarter ended December 31, 2009, net earnings of $3.1 million increased $552,000, or 21.9%, from $2.5 million for the second quarter ended December 31, 2008.  For the first six months of fiscal 2010, net earnings of $6.5 million increased $2.2 million, or 51.2%, compared to the first six months of fiscal 2009.  Diluted earnings per share increased 20.9% to $0.30 per share for the second quarter of fiscal 2010, compared to $0.25 per share for the second quarter of the prior year.   For the six months ended December 31, 2009, diluted earnings per share of $0.64 increased 55.6%, compared to $0.41 per shared for the same prior year period.

           Net Direct Finance, Loan and Interest Income -- Net direct finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning investments and interest paid on deposits and other borrowings. Net direct finance, loan and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

Net direct finance, loan and interest income was $5.4 million for the quarter ended December 31, 2009, a $650,000, or 10.8%, decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the second quarter ended December 31, 2009 decreased 13.4% to $6.6 million from $7.7 million earned during the second quarter of fiscal 2009. The decrease was primarily due to a $885,000 or 16% decrease in direct finance income that resulted from an 8% decline in the average net investment in leases, and a $205,000, or 18%, decrease in loan income resulting from a 307 basis point drop in yields earned on an average commercial loan portfolio that was up 29% to $71.5 million. Interest income from investments was relatively unchanged as a 222 basis point drop in the average yield to 2.73% was offset by a 93% increase in average investment balances to $160.7 million. During the second quarter of fiscal 2010, interest expense paid on deposits and borrowings decreased by $375,000 or 29% reflecting a 31% increase in average balances to $240.3 million that was offset by a 148 basis point drop in average interest rates paid to 2.14%.

For the six months ended December 31, 2009, net direct finance and interest income was $11.3 million, a $245,000 or 2.2% increase from the $11.1 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first six months of fiscal 2010 decreased 1.3% to $14.2 million, but included a $1.1 million increase in investment income offset by a $1.4 million decline in direct finance income. The increased investment income reflected a $90 million increase in the average investment in cash and securities to $171.7 million, which was offset somewhat by a 76 basis point drop in the average yields earned to 3.11%.  The decline in direct finance income was due to a 6% decline in average balances to $202.1 million and a 66 basis point drop in average rates earned to 9.41%. Commercial loan income for the first six months of fiscal 2010 was up $76,000, or 4%, as a 42% increase in average balances to $72.2 million offset a 203 basis point drop in the average yield to 5.45%.  For the six months ended December 31, 2009, interest expense on deposits and borrowings decreased by $431,000 or 15% to $2.8 million, reflecting a 156 basis point decrease in interest rates paid on average balances that increased by 48% from the year before to $255.4 million.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2009 vs 2008			December 31, 2009 vs 2008
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(410)	$(475)	$(885)	$319	$(1,678)	$(1,359)
Commercial loans	343	(548)	(205)	809	(733)	76
Discounted lease rentals	(10)	(10)	(20)	(49)	(18)	(67)
Federal funds sold	(14)	-	(14)	(156)	(16)	(172)
Investment securities	962	(751)	211	2,906	(1,338)	1,568
Interest-earning deposits with banks	177	(308)	(131)	305	(604)	(299)
	1,048	(2,092)	(1,044)	4,134	(4,387)	(253)
Interest expense
Non-recourse debt	(10)	(10)	(20)	(49)	(18)	(67)
Demand and money market deposits	190	(338)	(148)	406	(649)	(243)
Time deposits	286	(546)	(260)	722	(1,029)	(307)
Borrowings	8	26	34	65	54	119
	474	(868)	(394)	1,144	(1,642)	(498)
Net direct finance, loan and interest income	$574	$(1,224)	$(650)	$2,990	$(2,745)	$245

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2009			December 31, 2008
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$71,115	$32	0.2%	$34,126	$163	1.9%
Federal funds sold	-	-	0.0%	6,959	14	0.8%
Investment securities	89,572	1,063	4.7%	42,098	852	8.1%
Commercial loans	71,474	958	5.4%	55,216	1,163	8.4%
Net investment in leases, including
discounted lease rentals (1,2)	209,443	4,694	9.0%	226,409	5,599	9.9%
Total interest-earning assets	441,604	6,747	6.1%	364,808	7,791	8.5%
Other assets	26,911			34,730
	$468,515			$399,538

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$71,227	217	1.2%	$46,843	365	3.1%
Time deposits	150,255	1,010	2.7%	122,653	1,270	4.1%
FHLB & FRB borrowings	18,861	57	1.2%	13,722	23	0.7%
Non-recourse debt	8,941	112	5.0%	9,654	132	5.5%
Total interest-bearing liabilities	249,284	1,396	2.2%	192,872	1,790	3.7%
Other liabilities	23,622			20,327
Shareholders' equity	195,609			186,339
	$468,515			$399,538

Net direct finance, loan and interest income		$5,351			$6,001
Net direct finance, loan and interest income
to average interest-earning assets			4.8%			6.6%
Average interest-earning assets over
average interest-bearing liabilities			177.1%			189.1%

	Six months ended			Six months ended
	December 31, 2009			December 31, 2008
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$64,027	$63	0.2%	$34,741	$362	2.1%
Federal funds sold	1,714	-	0.0%	18,652	173	1.9%
Investment securities	105,991	2,611	4.9%	28,006	1,043	7.4%
Commercial loans	72,217	1,968	5.5%	50,585	1,892	7.5%
Net investment in leases, including
discounted lease rentals (1,2)	210,166	9,717	9.2%	225,757	11,142	9.9%
Total interest-earning assets	454,115	14,359	6.3%	357,741	14,612	8.2%
Other assets	27,566			36,428
	$481,681			$394,169

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$71,546	471	1.3%	$45,616	714	3.1%
Time deposits	153,597	2,215	2.9%	119,397	2,522	4.2%
FHLB & FRB borrowings	30,254	142	0.9%	7,841	23	0.6%
Non-recourse debt	8,039	202	5.0%	9,820	269	5.5%
Total interest-bearing liabilities	263,436	3,030	2.3%	182,674	3,528	3.9%
Other liabilities	23,674			20,428
Shareholders' equity	194,571			191,067
	$481,681			$394,169

Net direct finance, loan and interest income		$11,329			$11,084
Net direct finance, loan and interest income
to average interest-earning assets			5.0%			6.2%
Average interest-earning assets over
average interest-bearing liabilities			172.4%			195.8%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $16.3 million and $9.3 million at December 31, 2009 and 2008, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses  -- The Company recorded a provision for credit losses of $100,000 in the second quarter of fiscal 2010, compared to a provision of $650,000 in the second quarter of fiscal 2009.  For the six-month period ended December 31, 2009, the provision was $350,000 compared to a provision of $875,000 for the same period of the prior fiscal year.  The provision for credit losses for both periods in fiscal 2010 related to the heightened credit risk within the commercial loan portfolio, but also reflected the decline in the lease and commercial loan portfolios over the first six months of fiscal 2010.

Non-interest Income  -- Total non-interest income for the quarter ended December 31, 2009 increased by $423,000, or 18.3%, to $2.7 million, compared to $2.3 million for the same quarter of the prior fiscal year.  The increase in non-interest income was entirely due to $1.8 million in gains realized on the sale of certain investment securities that offset a $1.3 million decrease in income realized on leases reaching the end of term and from the sale of leases.

For the six months ended December 31, 2009, total non-interest income of $5.4 million increased 39.8% compared to $3.9 million for the six months ended December 31, 2008.  The increase was due to a $3.4 million of gains realized on the sale of investment securities that offset a $2.0 million decrease in income realized on leases reaching the end of term and from the sale of leases.

Selling, General, and Administrative (“S,G&A”) Expenses – During the second quarter and first six months of fiscal 2010, S,G&A expenses of $3.0 million and $5.8 million declined by 17.1% and 18.8%, respectively.  During both periods, the decrease is due to lower personnel costs and reduced fixed and variable office costs resulting from efforts to lower overhead.

Taxes – Income taxes were accrued at a tax rate of 38.25% for the first quarter and six months ended December 31, 2009, compared to 37.5% for the first quarter and six months ended December 31, 2008, and represent the estimated annual tax rate for the fiscal years ending June 30, 2010 and 2009, respectively.

Financial Condition Analysis

Consolidated total assets at December 31, 2009 of $452.3 million were down 7.5% from $489.0 million at June 30, 2009. The change in total assets includes a $42.6 million decrease in investment securities to $77.0 million, a $9.8 million decrease in the net investment in leases to $203.8 million, a $4.9 million decrease in commercial loans to $66.3 million and a $5.4 million decrease in property acquired for transactions in process to $6.9 million.  Offsetting these decreases was a $19.6 million increase in cash and cash equivalents to $74.8 million.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first six months ended December 31, 2009, approximately 78% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 86% during the first six months of fiscal 2009.  The $9.8 million decline in the Company’s net investment in leases includes a $12.7 million decrease in the investment in lease receivables offset by an increase of $2.9 million increase in the estimated residual values.  The decrease in lease receivables is due to a lower volume of new leases booked and retained in the Company’s portfolio during the period.  The increased investment in residual values is due to a larger volume of leases booked during the period in which the Company retained a residual investment.  The Company’s commercial loan portfolio decreased $4.9 million to $66.3 million due to the early payoff of certain loans.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2009, the Company’s investment in property acquired for transactions in process of $6.9 million related to approximately $63.9 million of approved lease commitments.  This investment in transactions in process decreased $5.4 million from $12.4 million at June 30, 2009, which related to approved lease commitments of $79.9 million, and was down from $19.1 million at December 31 2008, which related to approved lease commitments of $57.1 million. In addition to the approved lease commitments, CalFirst Bank had an unfunded loan commitment at December 31, 2009 of $700,000.

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

 The following table summarizes the Company’s non-performing leases and loans.

	December 31, 2009	June 30, 2009
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$1,509	$1,399
Restructured leases and loans	8,292	8,437
Leases past due 90 days (other than above)	-	293
Total non-performing leases and loans	$9,801	$10,129
Non-performing assets as % of net investment
in leases and loans before allowances	3.6%	3.5%

The decrease in non-performing leases and loans at December 31, 2009 from June 30, 2009 primarily reflects the receipt of payments on problem accounts that offset the addition of a few new problem leases. The restructured lease and loan balance for both periods includes a loan and lease with one customer with an aggregate balance of approximately $8.1 million.  This relationship was current with its restructured payments at December 31, 2009 and the transactions remain on an accrual basis. In addition to the non-performing leases and loans identified above, there was $1.7 million of investment in leases at December 31, 2009 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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
	Six months ended
	December 31,
	2009	2008
	(dollars in thousands)
Property acquired for transactions in process before allowance	$7,168	$26,247
Net investment in leases and loans before allowance	275,028	285,564
Net investment in “risk assets”	$282,196	$311,811

Allowance for credit losses at beginning of period	$4,830	$3,921
Charge-off of lease receivables	(74)	(74)
Recovery of amounts previously written off	44	13
Provision for credit losses	350	875
Allowance for credit losses at end of period	$5,150	$4,735

Components of allowance for credit losses:
Allowance for lease losses	$3,365	$3,650
Allowance for loan losses	1,522	872
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	243	193
	$5,150	$4,735
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.8%	1.7%
Allowance for credit losses as a percent of net investment in “risk assets”	1.8%	1.5%

The allowance for credit losses increased $320,000 to $5.2 million (1.8% of net investment in leases and loans before allowances) at December 31, 2009 from $4.8 million (1.6% of net investment in leases and loans before allowances) at June 30, 2009. This allowance consisted of $2.2 million allocated to specific accounts that were identified as problems and $2.9 million that was available to cover losses inherent in the portfolio. This compared to $1.9 million allocated to specific accounts at June 30, 2009 and $3.0 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at December 31, 2009 primarily relates to the addition of specifically identified substandard loans.  The Company considers the allowance for credit losses of $5.2 million at December 31, 2009 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities

Total investment securities, both available-for-sale and held-to-maturity, were $77.0 million as of December 31, 2009, compared with $119.6 million at June 30, 2009. At December 31, 2009, the securities portfolio included an unrealized pre-tax gain of $3.5 million compared to a $2.2 million unrealized pre-tax gain at June 30, 2009. During the six months ended December 31, 2009, the Company realized a net gain of $3.4 million on the sale of trust-preferred securities, U.S. agency collateralized mortgage obligations, a corporate bond and an equity security held in the Company’s portfolio. During the same period, the Company purchased $21.1 million of corporate bonds and $600,000 of Federal Reserve Bank Stock.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At December 31, 2009 and June 30, 2009, the Company’s cash and cash equivalents were $74.8 million and $55.2 million, respectively.  Stockholders’ equity at December 31, 2009 was $193.1 million, or 43% of total assets, compared to $191.4 million, or 39% of total assets, at June 30, 2009.  At December 31, 2009, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $213.2 million at December 31, 2009, compared to $182.0 million at December 31, 2008 and $220.9 million at June 30, 2009. The $31.2 million increase from December 31, 2008 was used to fund leases, loans and the Bank’s growth in the investment portfolio, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2009 and 2008:

	Six months ended December 31,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,830	n/a	$1,805	n/a
Interest-bearing demand deposits	122	0.50%	257	0.50%
Money market deposits	71,424	1.31%	45,359	3.12%
Time deposits less than $100,000	69,361	2.89%	59,311	4.14%
Time deposits, $100,000 or more	$84,236	2.83%	$60,086	4.24%

The following table shows the maturities of certificates of deposits at the dates indicated:

	December 31, 2009
	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$23,868	$18,897
3 - 6 months	13,159	16,538
6 - 12 months	14,416	27,613
Over 12 months	14,232	15,675
	$65,675	$78,723

During fiscal 2009, the Bank entered into borrowing agreements with the Federal Home Loan Bank of San Francisco.  The Bank had outstanding balance of $10.0 million under a long-term FHLB agreement at December 31, 2009 that matures in January 2012 and is collateralized by a pledge of certain investment securities of the Bank, with $2.0 million still available under this agreement.  The Bank also may borrow from the Federal Reserve Discount Window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at December 31, 2009, with the total availability estimated to be approximately $55 million. The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2009, the Company had outstanding non-recourse debt aggregating $16.3 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As of December 31, 2009, CalFirst Leasing had a $15 million line of credit with a bank (“Lender”). The purpose of the line is to provide resources as needed for investment in transactions in process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2010.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of December 31, 2009.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2009. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan commitments	$700	$700	$-	$-
Lease property purchases (1)	54,635	54,635	-	-
FHLB Borrowings	10,000	-	10,000	-
Operating lease rental expense	3,953	776	3,177	-
Total contractual commitments	$69,288	$56,111	$13,177	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At December 31, 2009, the Company had $74.8 million of cash or invested in securities of very short duration. The Company’s investment in lease payments receivable and commercial loans of $270.1 million consists of leases with fixed rates and loans with variable rates, however, $164.8 million of such investment is due within one year of December 31, 2009. Of the $77.0 million investment in securities, $8.0 million mature within twelve months. This compares to interest bearing deposit liabilities and FHLB and FRB borrowings of $223.2 million, of which $182.6 million mature within one year. Based on the foregoing, at December 31, 2009 the Company had assets of $247.6 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $182.6 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at December 31, 2009 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, including the protection provided by interest rate floors incorporated into a number of commercial loans. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$74,831	$-	$-	$-	$-	$74,831
Investment securities	2,917	5,075	59,210	9,815	-	77,017
Net investment in leases	22,152	82,039	126,133	-	(26,490)	203,834
Commercial loans	60,386	-	9,603	-	(3,702)	66,287
Non-interest earning assets	-	-	-	-	30,303	30,303
Totals	$160,286	$87,114	$194,946	$9,815	$111	$452,272
Cumulative total for RSA	$160,286	$247,400	$442,346	$452,161

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$68,082	$-	$-	$-	$692	$68,774
Time deposits	42,765	71,726	29,907	-	-	144,398
Borrowings	-	-	10,000	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	35,988	35,988
Stockholders' equity	-	-	-	-	193,112	193,112
Totals	$110,847	$71,726	$39,907	$-	$229,792	$452,272
Cumulative total for RSL	$110,847	$182,573	$222,480	$222,480

Interest rate sensitivity gap	$49,439	$15,388	$155,039	$9,815
Cumulative GAP	$49,439	$64,827	$219,866	$229,681

RSA divided by RSL (cumulative)	144.60%	135.51%	198.83%	203.24%
Cumulative GAP / total assets	10.93%	14.33%	48.61%	50.78%

In addition to the consolidated gap analysis, CalFirst Bank measures its interest rate sensitivity through a maturity gap analysis and income simulation models. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income projections and requires CalFirst Bank to estimate the impact of various factors on net interest income using assumptions that the Bank deems reasonable. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth and retention and the relative sensitivity of the Bank’s assets and liabilities to changes in market interest rates. As of December 31, 2009, CalFirst Bank’s analysis estimated that the Bank’s projected net interest income would increase by approximately 3% from the base case scenario over the next 12 months if interest rates were to sustain an immediate increase of 100 basis points, and would increase by an estimated 11% to 17% with a 200 to 300 basis point rise in rates over 12 months.  Assuming a 100 basis point decline in rates, the model estimated an approximate 4% increase in net interest income from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2009 was considered to be remote given current interest rate levels.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2009:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

October 1, 2009 – October 31, 2009	3,327	$10.93	370,698
November 1, 2009 - November 30, 2009	504	$12.68	374,194
December 1, 2009 - December 31, 2009	1,840	$12.55	368,354
	5,671	$11.61

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	25

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	26

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	27

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	2/12/2010	BY:	/s/ S. Leslie Jewett
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)