Form 10-Q
period 2010-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2010-05-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _____________________________

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

 Yes ☐   No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of April 30, 2010 was 10,225,105.

CALIFORNIA FIRST NATIONAL BANCORP

INDEX

		PAGE
PART I. FINANCIAL INFORMATION		NUMBER

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31,
	2010 and June 30, 2009	3

	Consolidated Statements of Earnings – Three and nine
	months ended March 31, 2010 and 2009	4

	Consolidated Statements of Cash Flows – Nine months
	ended March 31, 2010 and 2009	5

	Consolidated Statement of Stockholders’ Equity – Nine months
	ended March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23
Signature		24

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31,	June 30,
	2010	2009
ASSETS	(Unaudited)

Cash and due from banks	$81,512	$43,222
Federal funds sold and securities purchased under agreements to resell	-	11,995
Total cash and cash equivalents	81,512	55,217
Available-for-sale investment securities	72,798	115,530
Held-to-maturity investment securities	4,384	4,070
Net receivables	2,586	3,508
Property acquired for transactions in process	10,473	12,373
Leases and loans:
Leases	201,946	216,918
Commercial loans	59,533	72,402
Allowance for credit losses	(4,887)	(4,567)
Net investment in leases and loans	256,592	284,753

Net property on operating leases	1,430	1,557
Income taxes receivable	272	3,968
Other assets	1,311	1,007
Discounted lease rentals assigned to lenders	16,206	6,989

	$447,564	$488,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$819	$2,569
Accrued liabilities	2,956	4,918
Demand and money market deposits	66,005	70,217
Time certificates of deposit	138,843	150,727
Lease deposits	3,444	4,060
Short-term borrowings	-	35,444
Long-term borrowings	10,000	10,000
Non-recourse debt	16,206	6,989
Deferred income taxes – including income taxes payable, net	13,058	12,672

	251,331	297,596

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,225,105 (March 2010) and 10,145,785 (June 2009) issued and outstanding	102	101
Additional paid in capital	1,103	395
Retained earnings	192,542	189,528
Other comprehensive income, net of tax	2,486	1,352
	196,233	191,376
	$447,564	$488,972

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Direct finance and loan income	$5,519	$6,239	$17,002	$19,005
Investment interest income	1,066	1,392	3,740	2,969
Total direct finance, loan and interest income	6,585	7,631	20,742	21,974

Interest expense
Deposits	1,042	1,649	3,729	4,885
Borrowings	52	77	193	100
Net direct finance, loan and interest income	5,491	5,905	16,820	16,989
Provision for credit losses	-	300	350	1,175

Net direct finance, loan and interest income
after provision for credit losses	5,491	5,605	16,470	15,814

Non-interest income
Operating and sales-type lease income	373	1,040	1,393	2,748
Gain on sale of leases and leased property	1,022	1,116	1,508	2,895
Realized gain on sale of investment securities	-	-	3,436	-
Other-than-temporary impairment loss	-	(869)	-	(869)
Other fee income	197	111	681	505
Total non-interest income	1,592	1,398	7,018	5,279

Gross profit	7,083	7,003	23,488	21,093

Non-interest expenses
Compensation and employee benefits	2,035	2,400	6,186	7,661
Occupancy	232	234	698	743
Professional services	126	140	374	440
Other	485	415	1,450	1,525
Total non-interest expenses	2,878	3,189	8,708	10,369

Earnings before income taxes	4,205	3,814	14,780	10,724

Income taxes	1,609	1,431	5,654	4,022

Net earnings	$2,596	$2,383	$9,126	$6,702

Basic earnings per common share	$.25	$.23	$.90	$.64

Diluted earnings per common share	$.25	$.23	$.89	$.64

Dividends declared per common share outstanding	$-	$.12	$.60	$.36

Weighted average common shares outstanding	10,204	10,159	10,187	10,394

Diluted common shares outstanding	10,316	10,199	10,294	10,455

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$9,126	$6,702
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Depreciation	457	351
Stock-based compensation expense	-	12
Leased property on operating leases, net	(247)	(191)
Interest accretion of estimated residual values	(1,061)	(982)
Gain on sale of leased property and sales-type lease income	(261)	(722)
Net (gain) losses recognized on investment securities	(3,436)	869
Provision for credit losses	350	1,175
Amortization of premiums or discounts on securities and loans, net	(957)	(1,162)
Deferred income taxes, including income taxes payable	(270)	1,724
Decrease (increase) in net receivables	922	(859)
Decrease in income taxes receivable	3,696	1,989
Net decrease in accounts payable and accrued liabilities	(3,712)	(615)
Decrease in lease deposits	(616)	(1,022)
Net cash provided by operating activities	3,991	7,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(102,261)	(147,302)
Payments received on lease receivables and loans	131,243	135,108
Proceeds from sales of leased property and sales-type leases	3,226	4,778
Purchase of investment securities	(21,660)	(82,926)
Pay down of investment securities	288	147
Proceeds from sale of investment securities	68,796	-
Net (increase) decrease in other assets	(385)	296
Net cash provided by (used for) investing activities	79,247	(89,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(11,884)	25,755
Net (decrease) increase in demand and money market deposits	(4,212)	23,555
Net (repayment of) proceeds from short-term borrowings	(35,444)	35,444
Net proceeds from long-term borrowings	-	10,000
Payments to repurchase common stock	(305)	(17,101)
Dividends to stockholders	(6,112)	(3,657)
Proceeds from exercise of stock options	1,014	151
Net cash (used for) provided by financing activities	(56,943)	74,147

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,295	(8,483)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,217	71,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,512	$63,307

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$9,217	$(903)
Estimated residual values recorded on leases	$(5,042)	$(1,947)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$4,049	$4,906
Income Taxes	$2,336	$309

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Nine months ended March 31, 2009

Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

Comprehensive income
Net earnings	-	-	-	6,702	-	6,702
Unrealized loss on investment securities,
net of tax	-	-	-	-	(1,324)	(1,324)
Reclassification adjustment - other than
temporary impairment loss, net of tax	-	-	-	-	543	543

Total comprehensive income						5,921

Shares issued - Stock options exercised	18,470	1	150	-	-	151

Shares repurchased	(1,300,000)	(13)	(6,770)	(10,318)	-	(17,101)

Stock-based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(3,657)	-	(3,657)

Balance, March 31, 2009	10,159,195	$102	$395	$188,338	$(1,054)	$187,781

Nine months ended March 31, 2010

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

Comprehensive income
Net earnings	-	-	-	9,126	-	9,126
Unrealized gain on investment securities,
net of tax	-	-	-	-	3,256	3,256
Reclassification adjustment - realized gains
of investment securities included in
net income, net of tax	-	-	-	-	(2,122)	(2,122)

Total comprehensive income						10,260

Shares issued - Stock options exercised	104,974	1	1,013	-	-	1,014

Shares repurchased	(25,654)	-	(305)	-	-	(305)

Dividends declared	-	-	-	(6,112)	-	(6,112)

Balance, March 31, 2010	10,225,105	$102	$1,103	$192,542	$2,486	$196,233

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank, an FDIC insured national bank, (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2009. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2009 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2010 and the statements of earnings, cash flows and stockholders’ equity for the three and nine-month periods ended March 31, 2010 and 2009. The results of operations for the three and nine month period ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2010.

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

In April 2009, the FASB revised ASC Section 825-10-50, Financial Instruments — Disclosures (“ASC 825-50”), to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. ASC 825-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in interim financial statements and any changes in these methods and assumptions from prior periods.  The requirement to provide interim disclosures became effective for the Company for interim periods beginning after June 15, 2009.  In periods after initial adoption, the Company is required to provide comparative disclosures only for periods ending after initial adoption.  The disclosure requirements of ASC 825-50 have been incorporated into this Form 10-Q as required.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of tiers, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The adoption of these provisions of this ASU for the period ended March 31, 2010 only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC 855”).  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated, as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2010, the Company has one stock option plan, which is more fully described in Note 11 in the Company’s 2009 Annual Report on Form 10-K. On July 1, 2005, the Company implemented Topic 718 in the ASC, “Compensation – Stock Compensation” (“ASC 718”) under the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005, while compensation expense for unvested stock options outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of ASC 718. The fair value of each grant is estimated using the Black-Scholes option-pricing model and valuation variables utilized at the grant dates as discussed in the Company’s Annual Report on Form 10-K in the respective years of the original grants.

During the nine months ended March 31, 2010, there was no pre-tax stock-based compensation expense compared to $12,000 recognized during the first nine months of fiscal 2009.  As of March 31, 2010, the Company has no more unrecognized compensation expense related to unvested shares. The Company has not awarded any new grants since fiscal 2004.

The following table summarizes the stock option activity for the periods indicated:

	Nine months ended March 31, 2010		Nine months ended March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	344,038	$8.49	451,374	$9.18
Exercised	(104,974)	9.66	(18,470)	8.13
Canceled/expired	-	-	(55,405)	12.82
Options outstanding at end of period	239,064	$7.98	377,499	$8.69
Options exercisable	239,064		377,499

As of March 31, 2010
Options exercisable and outstanding
Range of Exercise prices	Number Exercisable and Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.20 - $ 8.81	165,533	1.18	$6.13
9.96 - 12.49	73,531	2.59	12.15
$5.20 - $12.49	239,064	1.62	$7.98

NOTE 4 – FAIR VALUE MEASUREMENT

On July 1, 2008, the Company adopted Topic 820 in the ASC, “Fair Value Measurements” (“ASC 820”). ASC 820, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The adoption of ASC 820 had no material effect on the Company’s financial statements.

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases or investment securities held to maturity.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at March 31, 2010, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, mutual fund investments, and U.S. Treasury securities and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values or for less actively traded issues, by utilizing a yield-based matrix system to arrive at an estimated market value (Level 2 input). Publicly traded mutual funds are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).  There were no transfers in and out of Levels 1 and 2.

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2010:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury Securities	$10,595	$10,595	$-	$-
Corporate bonds	58,959	-	58,959	-
Mutual fund investments	3,244	3,244	-	-
	$72,798	$13,839	$58,959	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at March 31, 2010.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2010, and June 30, 2009, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost. Values for available-for-sale and held-to-maturity securities are determined as set forth in Note 4. The fair value of loan participations purchased in the secondary market is based upon current bid prices in such market at the measurement date. For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience. The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

	March 31, 2010		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$81,512	$81,512	$55,217	$55,217
Held-to-maturity investment securities	4,384	4,448	4,070	4,126
Available-for-sale investment securities	72,798	72,798	115,530	115,530
Commercial loans	58,011	59,323	71,130	70,309
Financial Liabilities:
Demand and savings deposits	$66,005	$66,005	$70,217	$70,217
Time certificate of deposits	138,843	139,444	150,727	151,743
Short-term borrowings	-	-	35,444	35,444
Long-term borrowings	$10,000	$10,046	$10,000	$9,980

NOTE 6 – INVESTMENT SECURITIES

The Company’s investment securities are classified as held-to-maturity and available-for-sale.  The amortized cost, fair value, and carrying value of investment securities were as follows:

	At March 31, 2010
	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. Treasury securities	$10,152	$443	$10,595	$10,595
Corporate bonds	56,044	2,915	58,959	58,959
Mutual fund investments	2,702	542	3,244	3,244
Total available-for-sale	68,898	3,900	72,798	72,798

Held-to-maturity
U.S. agency mortgage-backed securities	1,063	64	1,127	1,063
Federal Reserve Bank Stock	1,655	-	1,655	1,655
Federal Home Loan Bank Stock	1,666	-	1,666	1,666
Total held-to-maturity	4,384	64	4,448	4,384
Total investment securities	$73,282	$3,964	$77,246	$77,182

	At June 30, 2009
	Amortized	Gross Unrealized	Fair	Carrying
(in thousands)	Cost	Gains / (Losses)	Value	Value
Available-for-sale
U.S. Agency collateralized mortgage obligations	$45,673	$895	$46,568	$46,568
U.S. Treasury securities	10,167	19	10,186	10,186
Corporate bonds	39,695	597	40,292	40,292
Trust preferred securities	14,605	915	15,520	15,520
Mutual fund investment	2,702	(238)	2,464	2,464
Equity investment	578	(78)	500	500
Total available-for-sale	113,420	2,110	115,530	115,530

Held-to-maturity
U.S. agency mortgage-backed securities	1,349	56	1,405	1,349
Federal Reserve Bank Stock	1,055	-	1,055	1,055
Federal Home Loan Bank Stock	1,666	-	1,666	1,666
Total held-to-maturity	4,070	56	4,126	4,070
Total investment securities	$117,490	$2,166	$119,656	$119,600

Securities classified as “available-for-sale” are carried at market value. Net aggregate unrealized gains or losses on these securities are included in a valuation allowance account of comprehensive income and are shown, net of taxes, as a component of shareholders’ equity. At March 31, 2010, approximately $10.0 million of U.S. Treasury Securities were pledged as collateral to secure certain borrowings.

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

Gross realized gains and gross realized losses on investment securities are summarized below. During the nine months ended March 31, 2010, the Company realized a gain of $3.5 million on the sale of its investment in trust-preferred securities and U.S. Agency collateralized mortgage obligations. Proceeds from the sales were $65.6 million. The Company realized a loss of $27,000 on the sale of an equity investment and a corporate bond for proceeds of $2.6 million.  In March 2009, the Company recorded a pre-tax impairment charge of $869,000 related to two closed-end fund investments held in the investment portfolio.  These gains and losses are recognized using the specific identification method and are included in non-interest income.

	Available-for-sale
	For the three months ended
	March 31
	2010	2009
	(in thousands)
Gross realized gains	$3,463	$-
Gross realized losses	(27)	-
Other than temporary impairment	-	(869)
Total	$3,436	$(869)

The following tables present the fair value and associated gross unrealized losses only on available-for-sale securities with gross unrealized losses at June 30, 2009. The Company had no unrealized losses at March 31, 2010.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At June 30, 2009
Equity investment	$-	$-	$(78)	$500	$(78)	$500
Mutual fund investment	-	-	(238)	2,464	(238)	2,464
Total	$-	$-	$(316)	$2,964	$(316)	$2,964

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intention to not sell the investment prior to anticipated recovery. At of March 31, 2010, no securities were considered to be other than temporarily impaired.

NOTE 7 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Minimum lease payments receivable	$207,097	$229,041
Estimated residual value	16,193	12,256
Less unearned income	(21,344)	(24,379)
Net investment in leases before allowances	201,946	216,918
Less allowance for lease losses	(3,252)	(3,182)
Less valuation allowance for estimated residual value	(113)	(113)
Net investment in leases	$198,581	$213,623

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.4 million and $4.8 million at March 31, 2010 and June 30, 2009, respectively.

NOTE 8 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Commercial loan participations	$48,851	$63,064
Commercial real estate loans	11,799	11,974
Revolving line of credit	600	-
Total commercial loans	61,250	75,038
Less unearned income and discounts	(1,717)	(2,636)
Less allowance for loan losses	(1,522)	(1,272)
Net commercial loans	$58,011	$71,130

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

NOTE 9 – BORROWINGS

CalFirst Bank is a member of the FHLB and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities. The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.

Short-term and long-term borrowings and weighted average interest rates at March 31, 2010 and June 30, 2009 were as follows:

	As of March 31, 2010		As of June 30, 2009
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Short-term Borrowings
FHLB advances	$-	-	$25,444	0.33%
FRB advances	-	-	10,000	0.50%
	-		35,444

Long-term Borrowings
FHLB advances	10,000	2.07%	10,000	2.07%
	$10,000		$45,444

At March 31, 2010, CalFirst Bank had unused borrowing availability of approximately $60 million with the FRB and $2.2 million with the FHLB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  The principal amount of the long-term FHLB advance matures on January 9, 2012.

NOTE 10 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2010 and 2009:

	CalFirst	CalFirst	Bancorp and
	Leasing	Bank	Eliminating Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2010
Net direct, loan and interest income
after provision for credit losses	$2,433	$2,850	$208	$5,491
Other income	1,459	133	-	1,592
Gross profit	3,892	2,983	208	7,083
Net income	$1,166	$1,393	$37	$2,596

Quarter ended March 31, 2009
Net direct, loan and interest income
after provision for credit losses	$3,003	$2,545	$57	$5,605
Other income	1,570	339	(511)	1,398
Gross profit	4,573	2,884	(454)	7,003
Net income	$1,372	$1,253	$(242)	$2,383

Nine months ended March 31, 2010
Net direct, loan and interest income
after provision for credit losses	$7,576	$8,208	$686	$16,470
Other income	3,132	3,888	(2)	7,018
Gross profit	10,708	12,096	684	23,488
Net income	$2,889	$6,079	$158	$9,126

Nine months ended March 31, 2009
Net direct, loan and interest income
after provision for credit losses	$9,306	$6,279	$229	$15,814
Other income	4,982	808	(511)	5,279
Gross profit	14,288	7,087	(282)	21,093
Net income	$3,710	$2,782	$210	$6,702

Total assets at March 31, 2010	$139,482	$291,629	$16,453	$447,564
Total assets at March 31, 2009	$160,844	$316,248	$(11,571)	$465,521

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2010 and based on this evaluation, the Company determined none of these events require adjustment to the consolidated financial statements.

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

Net earnings for the third quarter of fiscal 2010 were up 9%, while results for the nine months ended March 31, 2010 were up 36% compared to the same periods of the prior year.  The increase in net earnings for the third quarter of fiscal 2010 is primarily due to higher non-interest income and the reduction in non-interest expenses.  For the first nine months of fiscal 2010, the increase in net earnings is primarily due to gains recorded on the sales of investment securities  and higher interest income earned from the investment portfolio.

New lease bookings of $60.9 million for the first nine months of fiscal 2010 were 17% lower than the first nine months of the prior year and included third quarter bookings of $13.2 million which were 53% below the prior year level. As a result, the net investment in leases of $198.6 million at March 31, 2010 was down 7% from the balance at June 30, 2009. Only $9.2 million of commercial loans were boarded during the first nine months of fiscal 2010,and following the early payoff of certain loans, the loan portfolio declined to $58.0 million at March 31, 2010 from $71.1 million at June 30, 2009.  New lease originations for the first nine months of fiscal 2010 were up 28% from the prior year, and the backlog of approved lease and loan commitments of $64.8 million is 64% greater than a year ago.

The Company’s portfolio of investment securities of $77.2 million at March 31, 2010 was down from $119.6 million at June 30, 2009 and from $87.4 million at March 31, 2009. The decrease during the first nine months of fiscal 2010 resulted from the sale of approximately $68.3 million of investment securities for a net gain of $3.4 million.  Offsetting the sale of these investment securities was the acquisition of additional corporate bonds and unrealized gains within the investment portfolio.

Consolidated Statement of Earnings Analysis

Summary -- For the third quarter ended March 31, 2010, net earnings of $2.6 million increased $213,000, or 8.9%, from $2.4 million for the third quarter ended March 31, 2009.  For the first nine months of fiscal 2010, net earnings of $9.1 million increased $2.4 million, or 36.2%, compared to the first nine months of fiscal 2009.  Diluted earnings per share increased 8.5% to $0.25 per share for the third quarter of fiscal 2010, compared to $0.23 per share for the third quarter of the prior year.   For the nine months ended March 31, 2010, diluted earnings per share of $0.89 increased 38.3%, compared to $0.64 per shared for the same prior year period.

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

Net direct finance, loan and interest income was $5.5 million for the quarter ended March 31, 2010, a $414,000, or 7.0%, decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income decreased 14% to $6.6 million compared to $7.6 million during the third quarter of the prior year. The decrease was primarily due to a 17% decrease in direct finance income resulting from a lower average investment in capital leases and lower yields earned, and a $326,000 decrease in investment income as yields earned dropped by over 150 basis points. Together, this drop offset a $169,000 increase in loan income that resulted from a 105 basis point improvement in average commercial loan rates earned.  Combined, the average yield on leases and loans held in the Company’s own portfolios decreased by 58 basis points to 8.3%.  During the third quarter of fiscal 2010, interest expense on deposits and borrowings decreased by $632,000 to $1.1 million, reflecting a 5% decrease in average deposit and borrowing balances to $220.4 million and a 100 basis point decrease in average interest rates paid to 2.0%

For the nine months ended March 31, 2010, net direct finance and interest income was $16.8 million, a $169,000, or 1.0% decrease from the $17.0 million earned during the same period of the prior year.  Total direct finance, loan and interest income of $20.7 million for the first nine months of 2010 was down 6% from $22.0 million for the first nine months of the prior year. The decrease was due to a $2.2 million decline in direct finance income that offset a $771,000 increase in investment income and a  $245,000 increase in income earned on the commercial loan portfolio. The average yield on leases and loans held in the Company’s own portfolio decreased by 100 basis points to 8.34%, while the average yield on cash and investments fell by 108 basis points to 2.99% on average cash and investment balances that were up 71% to $166.8 million.  For the nine months ended March 31, 2010, interest expense on deposits and borrowings decreased by $1.1 million to $3.9 million, reflecting a 28% increase in average balances offset by a 133 basis point decrease in average rates paid.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2010 vs 2009			March 31, 2010 vs 2009
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(366)	$(523)	$(889)	$(1,062)	$(1,186)	$(2,248)
Commercial loans	1	168	169	759	(514)	245
Discounted lease rentals	107	2	109	49	(6)	43
Federal funds sold	(8)	-	(8)	(166)	(13)	(179)
Investment securities	54	(320)	(266)	2,976	(1,675)	1,301
Interest-earning deposits with banks	67	(119)	(52)	362	(713)	(351)
	(145)	(792)	(937)	2,918	(4,107)	(1,189)
Interest expense
Non-recourse debt	107	2	109	49	(6)	43
Demand and money market deposits	77	(209)	(132)	464	(840)	(376)
Time deposits	42	(516)	(474)	746	(1,527)	(781)
Borrowings	(57)	31	(26)	41	53	94
	169	(692)	(523)	1,300	(2,320)	(1,020)
Net direct finance, loan and interest income	$(314)	$(100)	$(414)	$1,618	$(1,787)	$(169)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$77,106	$33	0.2%	$42,931	$85	0.8%
Federal funds sold	-	-	0.0%	11,183	7	0.3%
Investment securities	77,264	1,033	5.3%	74,194	1,300	7.0%
Commercial loans	64,502	1,099	6.8%	64,418	929	5.8%
Net investment in leases, including
discounted lease rentals (1,2)	219,138	4,648	8.5%	226,278	5,429	9.6%
Total interest-earning assets	438,010	6,813	6.2%	419,004	7,750	7.4%
Other assets	14,792			27,711
	$452,802			$446,715

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$66,891	191	1.1%	$54,051	323	2.4%
Time deposits	143,501	851	2.4%	139,135	1,326	3.8%
FHLB & FRB borrowings	10,000	52	2.1%	37,944	77	0.8%
Non-recourse debt	16,605	228	5.5%	8,711	119	5.5%
Total interest-bearing liabilities	236,997	1,322	2.2%	239,841	1,845	3.1%
Other liabilities	21,178			19,215
Shareholders' equity	194,627			187,659
	$452,802			$446,715

Net direct finance, loan and interest income		$5,491			$5,905
Net direct finance, loan and interest income
to average interest-earning assets			5.0%			5.6%
Average interest-earning assets over
average interest-bearing liabilities			184.8%			174.7%

	Nine months ended			Nine months ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$68,178	$96	0.2%	$37,680	$447	1.6%
Federal funds sold	1,200	-	0.0%	16,742	179	1.4%
Investment securities	97,397	3,644	5.0%	42,903	2,343	7.3%
Commercial loans	69,724	3,067	5.9%	54,938	2,821	6.8%
Net investment in leases, including
discounted lease rentals (1,2)	212,756	14,366	9.0%	225,749	16,571	9.8%
Total interest-earning assets	449,255	21,173	6.3%	378,012	22,361	7.9%
Other assets	23,815			33,265
	$473,070			$411,277

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$70,017	662	1.3%	$48,386	1,037	2.9%
Time deposits	150,281	3,067	2.7%	125,880	3,848	4.1%
FHLB & FRB borrowings	24,178	193	1.1%	17,122	100	0.8%
Non-recourse debt	10,637	431	5.4%	9,433	387	5.5%
Total interest-bearing liabilities	255,113	4,353	2.3%	200,821	5,372	3.6%
Other liabilities	23,217			20,388
Shareholders' equity	194,740			190,068
	$473,070			$411,277

Net direct finance, loan and interest income		$16,820			$16,989
Net direct finance, loan and interest income
to average interest-earning assets			5.0%			6.0%
Average interest-earning assets over
average interest-bearing liabilities			176.1%			188.2%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $10.6 million and $9.4 million at March 31, 2010 and 2009, respectively, offset each other and do not contribute to the Company’s net direct finance, loan and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses  -- The Company did not record a provision for credit losses in the third quarter of fiscal 2010, compared to a provision of $300,000 in the third quarter of fiscal 2009.  For the nine-month period ended March 31, 2010, the provision was $350,000 compared to a provision of $1.2 million for the same period of the prior fiscal year.  A 5% decline in the combined lease and loan portfolio during the third quarter of fiscal 2010 reduced the need to add to the provision for credit losses, while the provision for credit losses for the nine months ended March 31, 2010 reflected a 10% decline in the combined portfolios that was offset by heightened credit risk within the commercial loan portfolio.

Non-interest Income  -- Total non-interest income for the quarter ended March 31, 2010 increased by $194,000, or 13.9%, to $1.6 million, compared to $1.4 million for the same quarter of the prior fiscal year.  The improvement primarily relates to the impact of a charge taken of $869,000 in the third quarter of fiscal 2009 for the other-than-temporary impairment of two closed-end fund investments.  Excluding that charge, other income during the third quarter of fiscal 2010 declined by 30% as operating and sales-type income declined $667,000 to $373,000 and gains on sales of leases and leased property declined $94,000 to $1.0 million.

For the nine months ended March 31, 2010, total non-interest income of $7.0 million increased 32.9% from $5.3 million reported for the nine months ended March 31, 2009.  The increase was due to a $3.4 million of gains realized on the sale of investment securities, which gain was compounded by the impairment charge taken in fiscal 2009. Excluding income related to investments, other income for the nine months ended March 31, 2010 declined by $2.6 million, primarily due to a $1.7 million decrease in income realized on leases reaching their end of term during the period, and a $1.0 million decline in income from the sale of leases.

Non-interest Expense – During the third quarter and first nine months of fiscal 2010, non-interest expense of $2.9 million and $8.7 million declined by 9.8% and 16.0%, respectively.  During both periods, the decrease primarily is due to lower employee compensation and benefit related expenses, and partially relates to lower general overhead costs.

Taxes – Income taxes were accrued at a tax rate of 38.25% for the first quarter and nine months ended March 31, 2010, compared to 37.5% for the first quarter and nine months ended March 31, 2009, and represent the estimated annual tax rate for the fiscal years ending June 30, 2010 and 2009, respectively.  The increase in rate was primarily due to a decline in the amount of leases where income was exempt from Federal income tax.

Financial Condition Analysis

Consolidated total assets at March 31, 2010 of $447.6 million were down 8.5% from $489.0 million at June 30, 2009. The change in total assets includes a $42.4 million decrease in investment securities to $77.2 million, a $15.0 million decrease in the net investment in leases to $198.6 million and a $13.1 million decrease in commercial loans to $58.0 million.  Offsetting these decreases was a $26.3 million increase in cash and cash equivalents to $81.5 million.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first nine months ended March 31, 2010, approximately 83% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 85% during the first nine months of fiscal 2009.  The $15.0 million decline in the Company’s net investment in leases includes an $18.2 million decrease in the investment in lease receivables offset by an increase of $3.1 million increase in the estimated residual values.  The decrease in lease receivables is due to a lower volume of new leases booked and retained in the Company’s portfolio during the period.  The increased investment in residual values is due to a larger volume of leases booked during the period in which the Company retained a residual investment.  The Company’s commercial loan portfolio decreased $13.1 million to $58.0 million due to the early payoff of certain loans that more than offset the $9.2 million of new loans boarded.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2010, the Company’s investment in property acquired for transactions in process of $10.5 million related to approximately $64.9 million of approved lease commitments.  This investment in transactions in process decreased $1.9 million from $12.4 million at June 30, 2009, which related to approved lease commitments of $79.9 million, and was down from $1.8 million at March 31 2009, which related to approved lease commitments of $46.1 million. In addition to the approved lease commitments, CalFirst Bank had unfunded commercial and equipment finance loan commitments at March 31, 2010 of $21.2 million.

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

The following table summarizes the Company’s non-performing leases and loans:

	March 31, 2010	June 30, 2009
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$1,944	$1,399
Restructured leases and loans	8,098	8,437
Leases past due 90 days (other than above)	-	293
Total non-performing leases and loans	$10,042	$10,129
Non-performing assets as % of net investment
in leases and loans before allowances	3.8%	3.5%

The increase in non-accrual leases at March 31, 2010 from June 30, 2009 primarily reflects the addition of problem leases that offset the receipt of payments on other problem accounts. The restructured lease and loan balance for both periods includes a loan and lease with one customer with an aggregate balance of approximately $8.1 million.  This relationship was current with its restructured payments at March 31, 2010 and the transactions remain on an accrual basis. In addition to the non-performing leases and loans identified above, there was $8.4 million of leases and loans at March 31, 2010 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been classified and identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Nine months ended
	March 31,
	2010	2009
	(dollars in thousands)
Property acquired for transactions in process before allowance	$10,716	$12,467
Net investment in leases and loans before allowance	261,479	290,946
Net investment in “risk assets”	$272,195	$303,413

Allowance for credit losses at beginning of period	$4,830	$3,921
Charge-off of lease receivables	(74)	(480)
Recovery of amounts previously written off	44	13
Provision for credit losses	350	1,175
Allowance for credit losses at end of period	$5,150	$4,629

Components of allowance for credit losses:
Allowance for lease losses	$3,365	$3,344
Allowance for loan losses	1,522	1,072
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	243	193
	$5,150	$4,629
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	2.0%	1.6%
Allowance for credit losses as a percent of net investment in “risk assets”	1.9%	1.5%

The allowance for credit losses increased $320,000 to $5.2 million (2.0% of net investment in leases and loans before allowances) at March 31, 2010 from $4.8 million (1.6% of net investment in leases and loans before allowances) at June 30, 2009. This allowance consisted of $2.4 million allocated to specific accounts that were identified as problems and $2.8 million that was available to cover losses inherent in the portfolio. This compared to $1.9 million allocated to specific accounts at June 30, 2009 and $3.0 million available for losses inherent in the portfolio at that time. The Company considers the allowance for credit losses of $5.2 million at March 31, 2010 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities

Total investment securities, both available-for-sale and held-to-maturity, were $77.2 million as of March 31, 2010, down from $119.6 million at June 30, 2009. At March 31, 2010, the securities portfolio included an unrealized pre-tax gain of $4.0 million compared to a $2.2 million unrealized pre-tax gain at June 30, 2009. During the nine months ended March 31, 2010, the Company realized a net gain of $3.4 million on the sale of trust-preferred securities, U.S. agency collateralized mortgage obligations, a corporate bond and an equity security held in the Company’s portfolio. During the same period, the Company purchased $21.1 million of corporate bonds and $600,000 of Federal Reserve Bank Stock.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At March 31, 2010 and June 30, 2009, the Company’s cash and cash equivalents were $81.5 million and $55.2 million, respectively.  Stockholders’ equity at March 31, 2010 was $196.2 million, or 44% of total assets, compared to $191.4 million, or 39% of total assets, at June 30, 2009.  At March 31, 2010, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $204.8 million at March 31, 2010, compared to $205.5 million at March 31, 2009 and $220.9 million at June 30, 2009. The decrease in deposits over the past year was in response to the decline in leases, loans and the Bank’s investment portfolio. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2010 and 2009:

	Nine months ended March 31,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,587	n/a	$1,666	N/a
Interest-bearing demand deposits	113	0.50%	218	0.50%
Money market deposits	69,904	1.26%	48,168	2.87%
Time deposits less than $100,000	67,401	2.78%	61,136	4.03%
Time deposits, $100,000 or more	$82,880	2.67%	$64,744	4.11%

The following table shows the maturities of certificates of deposits at the dates indicated:

	March 31, 2010
	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$13,283	$16,829
3 - 6 months	9,733	17,595
6 - 12 months	21,099	32,155
Over 12 months	12,714	15,435
	$56,829	$82,014

At March 31, 2010, the Bank had an outstanding balance of $10.0 million under a long-term borrowing agreement with the Federal Home Loan Bank of San Francisco that matures in January 2012 and is collateralized by a pledge of certain investment securities of the Bank, with $2.0 million still available under this agreement.  The Bank also may borrow from the Federal Reserve Discount Window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at March 31, 2010, with the total availability estimated to be approximately $58 million. The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2010, the Company had outstanding non-recourse debt aggregating $16.2 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

As of March 31, 2010, CalFirst Leasing had a $15 million line of credit with a bank. The purpose of the line is to provide resources as needed for investment in transactions in process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2011.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of March 31, 2010.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2010. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial and equipment finance loan commitments	$21,205	$21,205	$-	$-
Lease property purchases (1)	51,938	51,938	-	-
FHLB Borrowings	10,000	-	10,000	-
Operating lease rental expense	3,761	783	2,978	-
Total contractual commitments	$86,904	$73,926	$12,978	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At March 31, 2010, the Company had $81.5 million of cash or invested in securities of very short duration. The Company’s investment in lease payments receivable and commercial loans of $256.6 million consists of leases with fixed rates and loans with variable rates, however, $153.8 million of such investment is due within one year of March 31, 2010. Of the $77.2 million investment in securities, $17.3 million mature within twelve months. This compares to interest bearing deposit liabilities and FHLB and FRB borrowings of $214.8 million, of which $175.6 million mature within one year. Based on the foregoing, at March 31, 2010 the Company had assets of $252.6 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $175.8 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at March 31, 2010 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, including the protection provided by interest rate floors incorporated into a number of commercial loans. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$81,512	$-	$-	$-	$-	$81,512
Investment securities	8,285	8,966	50,225	9,707	-	77,183
Net investment in leases	20,663	81,454	121,173	-	(24,709)	198,581
Commercial loans	51,683	-	9,567	-	(3,239)	58,011
Non-interest earning assets	-	-	-	-	32,277	32,277
Totals	$162,143	$90,420	$180,965	$9,707	$4,329	$447,564
Cumulative total for RSA	$162,143	$252,563	$433,528	$443,235

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$65,092	$-	$-	$-	$913	$66,005
Time deposits	30,112	80,582	28,149	-	-	138,843
Borrowings	-	-	10,000	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	36,483	36,483
Stockholders' equity	-	-	-	-	196,233	196,233
Totals	$95,204	$80,582	$38,149	$-	$233,629	$447,564
Cumulative total for RSL	$95,204	$175,786	$213,935	$213,935

Interest rate sensitivity gap	$66,939	$9,838	$142,816	$9,707
Cumulative GAP	$66,939	$76,777	$219,593	$229,300

RSA divided by RSL (cumulative)	170.31%	143.68%	202.64%	207.18%
Cumulative GAP / total assets	14.96%	17.15%	49.06%	51.23%

In addition to the consolidated gap analysis, CalFirst Bank measures its interest rate sensitivity through a maturity gap analysis and income simulation models. The interest rate sensitivity modeling includes the creation of prospective twelve month "baseline" and "rate shocked" net interest income projections and requires CalFirst Bank to estimate the impact of various factors on net interest income using assumptions that the Bank deems reasonable. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth and retention and the relative sensitivity of the Bank’s assets and liabilities to changes in market interest rates. As of March 31, 2010, CalFirst Bank’s analysis estimated that the Bank’s projected net interest income would increase by approximately 3% from the base case scenario over the next 12 months if interest rates were to sustain an immediate increase of 100 basis points, and would increase by an estimated 11% to 18% with a 200 to 300 basis point rise in rates over 12 months.  Assuming a 100 basis point decline in rates, the model estimated an approximate 3% decrease in net interest income from an unchanged rate environment. The likelihood of a decrease in interest rates beyond 100 basis points as of March 31, 2010 was considered to be remote given current interest rate levels.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2010:

			Maximum Number
	Total number		Of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2010 - January 31, 2010	-	$-	368,354
February 1, 2010 - February 28, 2010	-	$-	368,354
March 1, 2010- March 31, 2010	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits		Page

	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	25

	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	26

	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	27

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	May 13, 2010	BY:	/s/ S. Leslie Jewett
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)