Form 10-K
period 2010-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2010-09-22
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2009 was $28,647,175.  Number of shares outstanding as of September 15, 2010:  Common Stock 10,251,745.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2010.

California First National Bancorp and Subsidiaries

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	2-11
Item 1A.	Risk Factors	11-14
Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Company's Common Equity and Related Stockholder Matters and
	Issuer Purchases of Equity Securities	15-16

Item 6.	Selected Financial Data	17

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28-29

Item 8.	Financial Statements and Supplementary Data	30-52

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	53

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	54

Item 11.	Executive Compensation	54

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	54

Item 13.	Certain Relationships and Related Transactions, and Director Independence	54

Item 14.	Principal Accountant Fees and Services	54

PART IV

Item 15.	Exhibits and Financial Statement Schedules	54-55

Signatures		56

California First National Bancorp and Subsidiaries

PART I
ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”).  The primary business of CalFirst Leasing and CalFirst Bank is leasing and financing capital assets, while CalFirst Bank also participates in the market for commercial loan syndications, provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, and offers commercial loans directly to businesses.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.  All banking and other operations are conducted from one central location.

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

Leasing Activities

At June 30, 2010, leases accounted for 75% of the Company’s net investment in leases and loans.  The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets.  The leases are structured individually and can accommodate a variety of our customers’ objectives.  In addition to computer systems and networks, property leased includes automated manufacturing and distribution management systems, production systems, printing presses and warehouse distribution systems.  Telecommunications systems include digital private branch equipment and switching equipment as well as voice over Internet protocol (“VoIP”) systems, wireless networks and satellite tracking systems.  Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software.  Other electronic equipment leased includes ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, and copying equipment.  In addition, the Company leases a wide variety of non-high technology property, including oil and gas production equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture.  Of the leases booked in fiscal 2010, approximately 30.3% involved oil and gas production equipment, 27.6% computer equipment and software, 15.1% manufacturing equipment, 9.4% furniture and fixtures, and 5.8% transportation, with the balance including yellow, medical and test equipment, point of sale and office equipment.

CalFirst Leasing and CalFirst Bank provide leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as government and non-profit entities.  The average size of lease transaction booked during fiscal 2010 was approximately $468,000, compared with $398,000 during fiscal 2009.  One customer accounted for 27% of the property cost subject to leases booked during fiscal 2010, but historically no lessee has represented more than 5% of leases booked in any one year.  Leases primarily are originated directly through a centralized marketing program and direct delivery channels.  The marketing program includes a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and an in-house computer and telecommunication systems.  The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers.  Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets.  The prospect management system and an integrated in-house telecommunications system permit sales management to monitor account executive activity, daily prospect status and pricing information.  The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible to be responsive to customers and prospects.

California First National Bancorp and Subsidiaries

Leases are generally for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes.  CalFirst Leasing or the Bank retain ownership of the property they lease, and in the event of default by the lessee, they may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property.  Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease.  If the original lessee does not exercise the purchase option, once the leased property is returned, CalFirst Leasing or CalFirst Bank will seek to sell the leased property.

Through its lease purchase operations, CalFirst Bank purchases lease receivables on a non-recourse basis from other intermediaries.  All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship.  The Bank does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position.  The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and secure, that liens have been perfected, and legal documentation has been filed as appropriate.  During the last half of fiscal 2010, CalFirst Bank expanded its marketing program for lease discounting.

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

Lease Portfolio

During the fiscal years ended June 30, 2010, 2009 and 2008, 85%, 87% and 92%, respectively, of the total dollar amount of new leases completed by the Company’s subsidiaries were retained in the Company’s portfolios, with 14%, 12% and 8% for fiscal years 2010, 2009 and 2008, respectively, of such leases discounted to unaffiliated financial institutions.  Approximately 34% of the new leases booked by CalFirst Leasing were assigned to CalFirst Bank for both fiscal 2010 and 2009. Pursuant to bank regulations, no more than 50% of CalFirst Leasing’s leases originated can be purchased by CalFirst Bank.  CalFirst Bank funded one lease from an unaffiliated third party during fiscal 2010.

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

California First National Bancorp and Subsidiaries

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

The table below present the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2010, 2009 and 2008, respectively.  Of the Bank’s Net Lease Receivable, approximately 67%, 65% and 62%, respectively, represented leases originated directly by the Bank.

(dollars in thousands)	Years ended June 30,
	2010		2009		2008
	Net Lease	Percent of	Net Lease	Percent of	Net Lease	Percent of
	Receivable	Total	Receivable	Total	Receivable	Total
California First National Bank	$115,971	65%	$128,447	63%	$124,537	59%
California First Leasing	$63,153	35%	$75,454	37%	$85,437	41%

CalFirst Leasing and the Bank often make payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse CalFirst Leasing or the Bank for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2010, 2009, and 2008, the Company’s total investment in property acquired for transactions-in-process amounted to $26.8 million, $12.4 million and $29.0 million, respectively.  Of such amounts, approximately 86%, 53% and 70%, respectively, for each year related to CalFirst Leasing, with the balance held by CalFirst Bank.

Commercial Loans

Commercial loans accounted for 25% of the Company’s net investment in leases and loans at June 30, 2010.  CalFirst Bank’s commercial loan portfolio consists primarily of purchased participations in syndicated transactions originated by other financial institutions, with approximately 19% of the loan portfolio the result of a direct origination effort.  Direct loan origination is targeted primarily to existing Bank and CalFirst Leasing relationships.  These commercial loans are a complementary product leveraging existing relationships and extending customer longevity.  Commercial loan products originated directly include lines of credit, term loans and commercial mortgages, and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit.  Commercial loans originated directly have terms from five to ten years, and priced with both fixed or floating rates.  Commercial loans directly originated as of June 30, 2010 ranged in amount from approximately $1.0 to $6.3 million.

Syndicated bank loans have structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by fixed assets to leveraged loans supported by operating cash flow and enterprise valuation.  Loans are priced at variable rates, and are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poors or Moody’s Investors Service, respectively, however, $4.9 million, or approximately 9% of the syndicated loan portfolio, relates to companies rated single B or are unrated. All have been purchased from major money-center banking institutions.  The syndicated loan customers are diversified across industries, and the loans have ranged in size from $1.8 million to $5.0 million, with the current average principal due of $3.7 million, and remaining terms from three to six years.

The Bank’s underwriting standards for commercial loans have been maintained in accordance with its existing credit policies.  The commercial lending policy requires each loan, regardless of whether it is directly originated or purchased through syndication, to have viable repayment sources.  The risks associated with loans in which the Bank participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from the Bank’s limited ability to control actions of the syndicate.  Existing staff administer loan operations including documentation, lien perfection, funding, payments and collections.  The Bank’s current computer systems are capable of fully processing loans and have the requisite connectivity to the Company’s accounting, customer service and collections processes.

California First National Bancorp and Subsidiaries

CalFirst Bank began actively pursuing commercial loans during the last half of fiscal 2007, although no loans were boarded until the first quarter of fiscal 2008.  The volume of commercial loan transactions funded during fiscal 2010 was $18.0 million, of which $17.3 million were purchased under syndication, compared to $51.3 funded during fiscal 2009, of which $47.8 million were purchased under syndication.  Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is expected to be longer and such yields will vary more with changes in market interest rates.

Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management.  The strategy also emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while minimizing the risk to any one area.  The credit process primarily focuses on a customer’s ability to repay the lease or loan through their cash flow, and generally, collateral securing a transaction represents a secondary source of repayment.  The credit process includes a policy of classifying all leases and loans in accordance with a risk rating classification system, monitoring changes in the risk ratings of lessees and borrowers, identification of problem leases and loans and special procedures for the collection of problem leases and loans.  The lease and loan classification system is consistent with regulatory models under which leases and loans may be rated as “pass”, “special mention”, “substandard”, “doubtful” or “loss”.

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of probable and assessable losses in the Company’s lease and loan portfolios applying the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” and ASC Topic 310-35, “Loan Impairment.”  The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions-in-process.  The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolios.  The primary responsibility for setting reserves resides with the Chief Financial Officer, who reports quarterly to the Company’s Audit Committee and Board of Directors regarding overall asset quality, problem leases and loans and the adequacy of valuation allowances.

The Company individually analyzes the net book value of each non-performing or problem lease and loan to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease or loan payments, additional collateral or residual realization.  The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease or impaired loan.  An analysis of the remaining portfolio is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect the customer’s ability to repay, trends in volume and current and anticipated economic conditions in the market.  This portfolio analysis includes a stratification of the lease and loan portfolio by risk classification and estimation of potential losses based on risk classification.  The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is factored into the evaluation of inherent risks in the portfolios.  Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation,      certain     inherent      but     undetected     losses     are     probable     within     the     lease     and     loan     portfolios.

California First National Bancorp and Subsidiaries

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

California First National Bancorp and Subsidiaries

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

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $146.0 million at June 30, 2010 compared to $174.8 million at June 30, 2009.  This investment portfolio consists of interest-earning deposits with banks and short-term money market securities, as well as U.S. Treasury Securities, corporate bonds, Federal Reserve Bank and Federal Home Loan Bank stock and other investments.  The Company is authorized to invest in high-quality United States agency obligations, mortgage backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities.  The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

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

Competition

The Company competes for the lease and loan financing of capital assets with other banks, commercial finance companies, and other financial institutions, independent leasing companies, credit companies affiliated with equipment manufacturers, and equipment brokers and dealers.  Many of the Company's competitors have substantially greater resources, capital, and more extensive and diversified operations than the Company.  The Company believes that the principal competitive factors are rate, responsiveness to customer needs, flexibility in structuring lease financing and loans, financial technical proficiency and the offering of a broad range of financing options.  The level of competition varies depending upon market and economic conditions, the interest rate environment, and availability of capital.

The Bank competes with other banks and financial institutions to attract deposits.  The Bank faces competition from established local and regional banks and savings and loan institutions.  Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources, broader product offerings and longer operating histories.  The market for Internet banking has seen increased competition over the past several years as large national banks have deployed and aggressively promoted their own on-line banking platforms. Additionally, new competitors and competitive factors are likely to emerge with the continued development of Internet banking.

California First National Bancorp and Subsidiaries

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

Among the regulations that affect the Company and the Bank are provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of loans or extensions of credit the Bank may make to affiliates and the amount of assets purchased from affiliates, except for transactions exempted by the FRB.  The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus.  The Bank and the Company must also comply with certain provisions designed to avoid the Bank buying low-quality assets.  The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  All services provided by the Company or CalFirst Leasing to the Bank are in accordance with this provision.

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

California First National Bancorp and Subsidiaries

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets.  The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent.  At June 30, 2010 and 2009, the Company exceeded all these requirements.  The Company is not required to and does not intend to comply with revised capital adequacy regulations and standards based on an accord of the Basel Committee on Banking Supervision (“BIS II”).

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%.  At June 30, 2010 and 2009, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods.  CalFirst Bank is designated as a wholesale institution for CRA purposes.  To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test.  This includes an assessment of the level and nature of the Bank’s community development lending, investments and services.  The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community.  The CRA also requires that the Bank publicly disclose their CRA ratings.  During fiscal 2008, CalFirst Bank was subjected to a CRA examination and received a “satisfactory” rating on the CRA performance evaluation.  There was no CRA examination for fiscal 2010.

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “2010 Financial Reform Act”), the maximum deposit insurance amount has been increased permanently from $100,000 to $250,000.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  As of January 1, 2009, there are four risk categories, which are distinguished by capital levels and supervisory ratings.  The three capital categories are “well capitalized,” “adequately capitalized,” and “undercapitalized.”  Under the regulations, assessment rates for calendar 2009 ranged from 12 to 16 basis points per $100 of deposits for banks in Risk Category I, to 45 basis points for banks assigned to Risk Category IV.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was collected on September 30, 2009.  In lieu of further special assessments, on November 12, 2009, the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009.  For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012.  The actual assessment would be applied against the prepaid assessment until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  The FDIC may still increase or decrease the assessment rate in the future, and any such increase could have an adverse impact on the earnings of insured institutions, including the Bank.

In November 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (TLGP), which applies to U.S. depository institutions insured by the FDIC and U.S. bank holding companies.  The Bank elected to participate in the deposit account guarantee component of the TLGP (the “Transaction Account Guarantee”), pursuant to which the FDIC guarantees all noninterest-bearing transaction accounts in full until December 31, 2010, regardless of the existing deposit insurance limit of $250,000.  In return for this guarantee, the Bank pays the FDIC a fee on any deposit amounts exceeding the existing deposit insurance limit.  The fee is risk-based and can range from 15 to 25 basis points. As a result of the 2010 Financial Reform Act, the Transaction Account Guarantee was extended through December 31, 2012, although the fees charged by the FDIC going forward have not been established.

California First National Bancorp and Subsidiaries

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate for 2011 is 1.04 cents per $100 of deposits.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (“Gramm-Leach”) became law and established requirements for financial institutions to provide new privacy protections to consumers and requires a financial institution to provide notice to customers about its privacy policies and practices.  On October 26, 2001, the USA Patriot Act became law pursuant to which implementing regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers.  Failure of CalFirst Bank or the Company to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences.  With its existing systems and controls required as an Internet bank, the Bank believes it complies with the USA Patriot Act.

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

The laws, regulations and policies affecting financial services businesses are continually under review by Congress and state legislatures and federal and state regulatory agencies.  The 2010 Financial Reform Act provides for sweeping financial regulatory reform and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities and affect the competitive balance between banks and other financial intermediaries.  While many of the provisions of the 2010 Financial Reform Act do not impact the existing business of the Bank, the final rules adopted and ultimate impact will depend on regulatory interpretation and rulemaking, Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

Employees

At June 30, 2010, the Company and its subsidiaries had 179 employees, none of whom are represented by a labor union.  The Company believes that its relations with its employees are satisfactory.

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

Industry Risk Factors

The Company’s business and financial results are subject to general business and economic conditions.  The Company’s business activities and earnings are affected by general business conditions in the United States.  The recent economic downturn resulted in a deterioration of credit quality of certain lessees and reduced demand for financing capital assets.  Continued weakness in the financial performance and condition of customers could negatively affect the repayment of their obligations.  In addition, changes in securities markets and monetary fluctuations adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

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

Disruptions in the domestic credit markets and interest rate environment, including changes in interest spreads and the yield curve, could reduce net interest income.  Low prevailing interest rates have reduced the income earned on the Company’s available cash balances.  Higher interest rates and the inability to access capital markets could negatively affect certain customers and result in increased lease and loan losses.

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

The Company and the Bank are regulated by governmental entities.  This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole.  The 2010 Financial Reform Act provides for sweeping financial regulatory reform, the ultimate impact of which will depend on the final rules adopted and regulatory interpretation and rulemaking.  These changes in regulations or policies could affect the Company in substantial and unpredictable ways.  The Company cannot predict whether any additional legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

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

The Bank’s commercial loan initiative may increase the Company’s risk of losses.  The commercial loan portfolio contains a number of commercial loans with relatively larger balances than its historical lease portfolio.  The deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

The Bank’s expanded lease purchase operations may increase the Company’s risk of losses. CalFirst Bank has implemented a program to grow its lease portfolio through the purchase of lease receivables on a non-recourse basis from other banks and finance companies.  The Company seeks to mitigate the risks inherent in this third-part business by adhering to specific underwriting practices, but many of these relationships are new and untested, and the Bank could be exposed to risks not inherent with the lease transactions originated directly or acquired from its affiliates, including unfamiliar documentation and reliance on sales and funding professionals not subject to the Bank’s policies and practices.

Customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries.  At June 30, 2010 approximately 33% of the Company’s net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States and 11% was related to the oil and gas industry. One customer in the oil and gas industry accounted for 8% of the investment in capital leases and 6% of investment in leases and loans.

The Company’s diversification into broader investment alternatives may increase the Company’s risk of losses.  The Company’s investment portfolio may include U.S. Treasury and Agency Securities, corporate bonds and closed-end mutual funds, in addition to interest-earning deposits, short-term money market securities and federal funds previously held.  These securities subject the Company to increased risk of volatility in the valuation of the investment, as well as greater interest and market risks.  The deterioration of one or a few of these investments on a permanent basis could result in an determination that the investment has been permanently impaired and require a write-down of such investment, all of which could have a material adverse effect on the Company’s results of operations.

The Company may be adversely affected by significant changes in the bank deposit market and interest rates.  CalFirst Bank has grown to represent 65% of the Company’s assets, and bank deposits now exceed $205 million.  As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels.  Time deposits due within one year of June 30, 2010 totaled $115 million.  If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available.  Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

Changes in accounting standards could materially impact the Company’s financial statements.  The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements.  These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. Recently, FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future.  In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.

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

California First National Bancorp and Subsidiaries

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

California First National Bancorp and Subsidiaries

ITEM 2. PROPERTIES

At June 30, 2010 the Company and its subsidiaries occupied approximately 43,000 square feet of office space in Irvine, California leased from an unaffiliated party.  The lease provides for monthly rental payments that average $93,932 from July 2010 through August 2013.

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

	For the years ended
	June 30, 2010		June 30, 2009
	High	Low	High	Low
First Quarter	$12.88	$11.01	$12.13	$9.16
Second Quarter	13.21	10.76	11.31	6.61
Third Quarter	13.47	12.31	9.10	6.92
Fourth Quarter	$13.76	$11.73	$12.93	$6.65

The Company had approximately 28 stockholders of record and in excess of 400 beneficial owners as of September 15, 2010.

For the fiscal years 2007 to 2009 and through the first quarter of fiscal 2010, the Company had a policy of paying regular quarterly cash dividends.  In October 2009, the Board of Directors of the Company approved a change in the Company’s dividend policy to provide one annual dividend payment in lieu of quarterly dividends, with the first annual dividend in the amount of $.48 per share paid on December 16, 2009.  The Board of Directors will continue to review the dividend policy on an ongoing basis, and the decision to pay dividends in fiscal 2011 and beyond has not been made.  For the fiscal years ended June 30, 2010, 2009, and 2008, the Company declared cash dividends totaling $.60, $.48 and $.48, respectively, per common share.

In August 2008, the Company completed the purchase of 1,300,000 shares of its common stock at a purchase price of $13.00 per share pursuant to a modified “Dutch Auction” tender offer. In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time.  The Company repurchased 25,654 shares of common stock under this authorization during the year ended June 30, 2010, 35,328 during fiscal 2009 and 75,000 during fiscal 2008.  As of September 15, 2010, 368,354 shares remain available under this authorization.

California First National Bancorp and Subsidiaries

The following table summarizes share repurchase activity for the quarter ended June 30, 2010:

	Total number		Maximum number of
	of shares	Average price	shares that may yet be
Period	Purchased	Paid per share	Purchased under the plan

April 1, 2010 - April 30, 2010	-	$ -	368,354
May 1, 2010 – May 31, 2010	-	$ -	368,354
June 1, 2010 – June 30, 2010	-	$ -	368,354
	-	$ -

Common Stock Performance Graph

The graph below shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000.  As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2010.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	219,722	$7.90	1,605,260
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	219,722	$7.90	1,605,260 (1)

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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006

Direct finance and loan income	$22,064	$25,236	$25,927	$24,846	$18,861
Interest and investment income	4,722	4,626	1,914	2,057	1,329
Total direct finance, loan and interest income	26,786	29,862	27,841	26,903	20,190
Interest expense on deposits and borrowings	4,864	6,617	5,735	4,706	2,593
Net direct finance, loan and interest income	21,922	23,245	22,106	22,197	17,597
Provision for credit losses	350	1,675	1,165	(120)	482
Net direct finance, loan and interest income
after provision for credit losses	21,572	21,570	20,941	22,317	17,115

Operating and sales-type lease income	1,998	3,103	2,810	4,430	4,498
Gain on sale of leases and leased property	1,797	3,712	3,366	3,561	10,390
Other income	857	838	626	1,171	780
Realized gain on sale of investment securities	3,436	-	-	-	-
Other-than-temporary impairment loss	-	(869)	(685)	-	-
Total non-interest income	8,088	6,784	6,117	9,162	15,668

Gross profit	29,660	28,354	27,058	31,479	32,783
Non-interest expenses	11,640	13,472	15,888	15,466	15,278
Earnings before income taxes	18,020	14,882	11,170	16,013	17,505
Income taxes	6,893	5,581	4,189	6,125	6,783
Net earnings	$11,127	$9,301	$6,981	$9,888	$10,722

Diluted earnings per share	$1.08	$0.89	$0.61	$0.86	$0.94
Diluted common shares outstanding	10,304	10,404	11,507	11,534	11,461

Cash dividends per share	$0.60	$0.48	$0.48	$0.46	$0.42
Dividend payout ratio	54.9%	52.4%	77.5%	52.1%	43.6%
Return on average assets	2.4%	2.2%	2.0%	3.1%	3.7%
Return on average equity	5.7%	4.9%	3.5%	5.1%	5.7%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006

Cash and cash equivalents	$73,988	$55,217	$71,790	$44,516	$40,747
Investment securities	71,974	119,600	6,360	2,563	1,134
Net investment in leases and loans	257,794	284,753	262,375	231,830	213,956
Total assets	453,602	488,972	386,594	329,187	314,355

Demand, savings and time deposits	205,922	220,944	156,239	105,470	89,166
Short and long term borrowings	10,000	45,444	-	-	-
Non-recourse debt	14,337	6,989	9,274	6,239	8,424
Stockholders’ equity	$198,548	$191,376	$202,455	$197,667	$193,527

Equity to total assets ratio	43.8%	39.1%	52.4%	60.1%	61.6%
Book value per common share	$19.39	$18.86	$17.70	$17.75	$17.34

California First National Bancorp and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results include the operations of CalFirst Bank and CalFirst Leasing.  The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables, residuals, commercial loans and investment securities.  Other income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases, gains realized on the sale of leases, gains or losses recorded on investment securities and other income.  Income from sales-type leases relates to the re-lease of off-lease property (“lease extensions”) while operating lease income generally involves lease extensions that do not meet the accounting treatment required for sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, the market for investment securities and economic conditions in general.  The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities.  The Company’s current balance sheet structure is short-term in nature, with a greater portion of assets that reprice or mature within one year, although the increased investment in investment securities with longer maturities has diminished the maturity gap some.  The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Allowance for Credit Losses – The allowance for credit losses provides coverage for probable and estimatable losses in the Company’s lease and commercial loan portfolios.  The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions-in-process.  The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio, including levels of non-performing leases and loans, customers financial condition, leased property values as well as general economic conditions and credit quality indicators.  The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease and loan losses and certain unidentified but inherent risks in the portfolio.

Fair Value of Investments – Investment securities are characterized as held-to-maturity (Investments) or as available-for-sale (Securities Available-for-Sale) based on management’s ability and intent regarding such investment at acquisition.  On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments.  Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest income as a loss on investments.  The determination of such impairment is subject to a variety of factors, including management’s judgment and experience.

California First National Bancorp and Subsidiaries

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases.  Of the volume of leases booked during the fiscal years ended June 30, 2010, 2009 and 2008, approximately 59.9%, 30.6% and 29.2%, respectively, were structured such that the Company owns the leased asset at the end of the term and therefore, the Company recorded a residual value.  The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

Initial Direct Costs Deferred – A portion of the Company’s non-interest expenses that management estimates is directly related to originating lease and loan transactions is deferred through a reduction to non-interest expenses recognized in a period.  The amount deferred reflects management’s estimate of the expenses applicable to the origination process, taking into account a variety of factors including sales productivity, credit and documentation efficiency and estimates of completion percentages.

Deferred Income Taxes and Valuation Allowance – Deferred tax assets and liabilities result from temporary differences between the time income or expense items are recognized for financial statement purposes and for tax reporting.  Such amounts are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards.  A valuation allowance is established if, based upon the relevant facts and circumstances, management believes that some or all of certain tax assets will not be realized.  The Company has open tax years that may in the future be subject to examination by Federal and state taxing authorities.  Management periodically evaluates the adequacy of related valuation allowances, taking into account open tax return positions, tax assessments received and tax law changes.  The process of evaluating allowance accounts involves the use of estimates and a high degree of management judgment.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities and reserves.

The Company's estimates are reviewed continuously to ensure reasonableness.  However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2010 of $11.1 million were up 19.6% from $9.3 million for the prior year.  The improvement in earnings is primarily attributable to higher non-interest income due to a $4.3 million positive swing related to gains recognized on investment securities and a $1.8 million reduction in non-interest expenses.  Net direct finance, loan and interest income after provision for credit losses remained flat at $21.6 million as net direct finance, loan and interest income declined in tandem with the decline in lease, loan and investment balances and the lower interest rate environment, but was offset by the benefit of lower charges related to credit losses.

For the year ended June 30, 2010, total leases and loans booked of $134.5 million were 31% below fiscal 2009 bookings.  New lease bookings of $116.6 million were down 19% from $143.7 million, while new commercial loans boarded of $18.0 million were down 65%.  The net investment in leases and loans of $257.8 million at June 30, 2010 was down 9% from $284.8 million at June 30, 2009.  The Bank’s investment in leases and loans of $183.7 million at June 30, 2010 remained at 71% of the Company’s consolidated investment.

California First National Bancorp and Subsidiaries

 During fiscal 2010, the Company focused attention on identifying loan and lease opportunities in addition to its traditional business, while monitoring the opportunities and risks in the securities markets.  New lease and loan transactions approved (“lease and loan originations”) of over $200 million during fiscal 2010 were up 20% from the level in fiscal 2009 and the backlog of approved but un-booked leases and loans at June 30, 2010 is 80% above the level of a year ago.  Property acquired for transactions-in-process of $26.8 million was 117% above the level at June 30, 2009.  While the backlog above should result in growth in earning assets during fiscal 2011, earnings will be dependent on the interest rate environment and the credit quality of the Company’s customers and investments which are both dependent on the economic climate as well as actions of government bodies, including the Federal Reserve.  Continued low interest rates will negatively affect the Company’s ability to realize returns consistent with yields earned on leases and investments when interest rates were higher.  The ultimate growth in direct finance, loan and interest income is subject to a variety of factors including the impact of credit markets, interest rates, as well as customers’ financial condition and choices.  All these factors are beyond management’s control and therefore any expectations are subject to change.

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2010, net earnings increased 19.6% to $11.1 million, compared to $9.3 million for fiscal 2009.  Diluted earnings per share increased 20.8% to $1.08 for fiscal year ended June 30, 2010, compared to $0.89 per share for fiscal 2009.  Net earnings reflect a 19% increase in non-interest income, a 14% decrease in non-interest expenses, while net direct finance, loan and interest income after provision for credit losses remained flat.

Net Direct Finance, Loan and Interest Income – Net direct finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits or other borrowings.  Net direct finance, loan and interest income is affected by changes in the volume and mix of interest earning assets and liabilities, the movement of interest rates, and funding and pricing strategies.

Net direct finance, loan and interest income was $21.9 million for the fiscal year ended June 30, 2010 compared to $23.2 million for fiscal 2009 and $22.1 million in fiscal 2008.  The decrease in fiscal 2010 from fiscal 2009 was due to a decrease of $3.2 million in direct finance income offset by a $1.8 million decrease in interest expense on deposits and borrowings and a slight increase in investment income of $96,000.  The decrease in direct finance income reflects a 7.5% decline in the average investment in leases directly held by the Company and a 77 basis point decline in average yields on such investments.  Commercial loan income was unchanged as a 15% increase in average commercial loan balances offset a 90 basis point decline in the average yield earned.  The lower interest expense on deposits and borrowings reflected a 14% increase in average balances to $236.8 million while the average rate paid decreased by 114 basis points to 2.05%.  Borrowings from the FHLB and Federal Reserve averaged $20.9 million during fiscal 2010 at an average cost of 1.2%.

The increase in net direct finance, loan and interest income in fiscal 2009 from fiscal 2008 was due to an increase of $2.7 million in interest earned on investments and $3.1 million increase in commercial loan income, offset by a decline of $3.8 million in direct finance income.  These changes were primarily the result of changing lease and loan opportunities and the Company’s shift of available liquidity to higher yielding investments.  The decrease in direct finance income reflects a 7.0% decline in the average investment in leases directly held by the Company and a 96 basis point decline in average yields on such investments.  Commercial loan income growth reflects an almost 500% increase in average commercial loan balances, offset somewhat by an 86 basis point decline in the average yield earned.  Higher interest expense on deposits reflects a 56% increase in average deposit balances to $183.8 million while the average rate paid decreased by 136 basis points.  Borrowings from the FHLB and Federal Reserve averaged $23.7 million in fiscal 2009 at an average cost of 0.8%, which helped reduce the Company’s overall interest expense costs.

California First National Bancorp and Subsidiaries

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

(in thousands)	2010 compared to 2009			2009 compared to 2008
	Volume	Rate	Total	Volume	Rate	Total
Direct finance, loan and interest income
Net investment in leases	$(1,605)	$(1,549)	$(3,154)	$(1,749)	$(2,076)	$(3,825)
Commercial loans	593	(611)	(18)	3,636	(502)	3,134
Discounted lease rentals	148	(2)	146	187	(33)	154
Federal funds sold	(175)	(10)	(185)	(474)	(384)	(858)
Investment securities	2,260	(1,634)	626	2,437	1,344	3,781
Interest-earning deposits with banks	402	(747)	(345)	493	(704)	(211)
Total finance, loan and interest income	1,623	(4,553)	(2,930)	4,530	(2,355)	2,175
Interest expense
Non-recourse debt	148	(2)	146	187	(33)	154
Demand and savings deposits	411	(922)	(511)	1,636	(723)	913
Time deposits	622	(1,924)	(1,302)	1,192	(1,408)	(216)
Short and long term borrowings	82	(22)	60	185	-	185
Total interest expense	1,263	(2,870)	(1,607)	3,200	(2,164)	1,036
Net direct finance, loan and interest income	$360	$(1,683)	$(1,323)	$1,330	$(191)	$1,139

The following table presents the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:
(dollars in thousands)	Year ended June 30, 2010			Year ended June 30, 2009			Year ended June 30, 2008
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$70,326	$138	0.2%	$38,377	$483	1.3%	$22,437	$694	3.1%
Federal funds sold	923	-	0.0%	15,904	185	1.2%	29,145	1,043	3.6%
Investment securities	92,345	4,584	5.0%	58,772	3,958	6.7%	3,846	177	4.6%
Commercial loans	67,605	3,861	5.7%	58,639	3,879	6.6%	9,973	745	7.5%
Net investment in leases, including discounted lease rentals (1,2)	211,953	18,849	8.9%	225,576	21,857	9.7%	238,602	25,528	10.7%
Total interest-earning assets	443,152	27,432	6.2%	397,268	30,362	7.6%	304,003	28,187	9.3%
Other assets	24,535			30,196			39,658
	$467,687			$427,464			$343,661
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$68,812	838	1.2%	$52,735	1,349	2.6%	$11,091	436	3.9%
Time deposits	147,118	3,781	2.6%	131,074	5,083	3.9%	107,005	5,299	5.0%
Short and long term borrowings	20,906	245	1.2%	23,658	185	0.8%	-	-	-
Non-recourse debt	11,605	646	5.6%	8,951	500	5.6%	5,808	346	6.0%
Total interest-bearing liabilities	248,441	5,510	2.2%	216,418	7,117	3.3%	123,904	6,081	4.9%
Other liabilities	23,805			20,774			19,280
Shareholders' equity	195,441			190,272			200,477
	$467,687			$427,464			$343,661
Net interest income		$21,922			$23,245			$22,106
Net direct finance and interest income to average interest-earning assets			4.9%			5.9%			7.3%
Average interest-earning assets over average interest-bearing liabilities			178.4%			183.6%			245.4%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $11.6 million, $9.0 million and $5.8 million at June 30, 2010, 2009 and 2008, respectively, offset each other and do not contribute to the Company’s net interest and finance income.

(2)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.

California First National Bancorp and Subsidiaries

Provision for Credit Losses – The Company recorded a provision for credit losses of $350,000 in fiscal 2010, compared to a provision of $1.7 million recorded in fiscal 2009 and a provision of $1.2 million in fiscal 2008.  The 2010 provision related to a 9% decline in the lease and loan portfolio during the year that offset any significant changes with the credit risk within the portfolios.  The Company recorded a provision for credit losses of $1.7 million in fiscal 2009 related to substantial growth in and heightened credit risk within the commercial loan portfolio, as well as deterioration in the credit quality of certain customers.  The provision of $1.2 million recorded in fiscal 2008 was due to the deterioration in the credit quality of certain leases and the growth of the commercial loan portfolio.

Total Non-interest Income – Total non-interest income accounted for 27% of the Company’s gross profit during the year ended June 30, 2010, compared to 24% during 2009 and 23% during 2008.  Total non-interest income of $8.1 million for the year ended June 30, 2010 increased $1.3 million, or 19%, from $6.8 million in 2009 and was 32% higher than the $6.1 million earned in fiscal 2008.  The increase in non-interest income in fiscal 2010 compared to fiscal 2009 includes $3.4 million of gains realized on the sale of investment securities, which increase was compounded by the other-than-temporary impairment charge of $869,000 taken in fiscal 2009.  Excluding income related to investments, other income for fiscal 2010 declined $3.0 million primarily due to a $2.1 million decrease in income from leases reaching their end of term during the period and a $934,000 decline in income from the sale of leases.

The increase in non-interest income in fiscal 2009 compared to fiscal 2008 reflects an increase in the gain on sales of leases and leased property of $346,000, as higher income from sale of leases offset lower income from sale of leased property, as well as a $293,000 increase of in operating and sales-type income due to an increased volume of lease extensions and short-term lease renewals.  Other fee income increased $212,000 on higher fees and charges collected.  The Company recognized an other-than-temporary impairment loss on investment securities of $869,000 in fiscal 2009 compared to an impairment loss of $685,000 in fiscal 2008.

Non-interest Expenses – The Company’s non-interest expenses decreased $1.8 million, or 14%, to $11.6 million recognized for the year ended June 30, 2010.  This compared to non-interest expenses in fiscal 2009 of $13.5 million, which had decreased by $2.4 million, or 15%, from $15.9 million in fiscal 2008.  The decrease in non-interest expenses during fiscal 2010 is primarily due to lower salary and benefit costs with some savings from lower office costs and legal fees.

For the year ended June 30, 2009 non-interest expenses decreased $2.4 million, or 15%, to $13.5 million compared to non-interest expenses in fiscal 2008 of $15.9 million.  The decrease in non-interest expenses during fiscal 2009 is due to lower fixed and variable office costs, including substantial savings from lower personnel costs.

Included in non-interest expenses are FDIC insurance premiums of $242,786, $228,427 and $74,917, respectively, for the fiscal years ending June 30, 2010, 2009 and 2008. The FDIC increased the assessment rate for the Bank from 5 basis points annually to 12 basis points effective June 30, 2009.  Consequently, FDIC insurance premiums increased in fiscal 2010 despite lower average deposit balances.  The Bank’s FDIC insurance premium rates were not increased during 2009 and 2008, although amounts paid increased in connection with the growth in deposits.  Included in the fiscal 2009 amount is a special FDIC assessment of $130,000 recorded in June 2009.  In lieu of further special assessments, the FDIC implemented a rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of calendar 2009, and for all of calendar 2010, 2011, and 2012 on December 30, 2009.  While the Bank paid such fee in whole in December 2009, such amount is amortized over the applicable 39-month period, and only the appropriate amount for the last nine months of fiscal 2010 is recorded as an expense in fiscal 2010.

Income Taxes – Income taxes were accrued at a tax rate of 38.25% for the fiscal year ended June 30, 2010 compared to 37.50% for fiscal year ended June 30, 2009 and fiscal year ended June 30, 2008, representing the Company’s estimated annual tax rates for each respective year.  The increase in the rate for fiscal 2010 was primarily due to a decline in the amount of leases where the associated income is exempt for Federal income tax purposes.  The income tax rate remained the same in fiscal 2009 compared to fiscal 2008 due to a similar amount of interest earned on leases where interest earned is exempt from certain taxes.  Tax-exempt leases represented approximately 5.2% of new lease bookings in fiscal 2010, compared to 6.6% during fiscal 2009 and 11.7% in fiscal 2008.

California First National Bancorp and Subsidiaries

Financial Condition Analysis

Lease Portfolio

The Company currently funds a high percentage of new lease transactions internally, with only a small portion of leases assigned to unaffiliated financial institutions.  During the fiscal year ended June 30, 2010, approximately 85% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 87% during fiscal 2009 and 92% during fiscal 2008.  For the fiscal year ended June 30, 2010, the Company’s net investment in lease receivables decreased by $24.8 million and the investment in estimated residual values increased by $3.5 million.  The decrease in the investment in lease receivables is primarily due to a larger run-off from the lease portfolio than new lease transactions booked and retained by the Company, while the increase in investment in residual values is due to a higher volume of new leases on which the Company records a residual compared to the volume of residual values recognized at end of term.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions-in-process are generally made to facilitate the lessees’ property implementation schedule.  The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2010, the Company’s investment in property acquired for transactions-in-process was $26.8 million, up from $12.4 million at June 30, 2009, and $2.2 million below the $29.0 million at June 30, 2008.

The Company leases capital assets to businesses and other commercial or non-profit organizations.  All leases are secured by the underlying property being leased.  The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives.  The Company avoids risks that do not meet these requirements through the use of non-recourse financing.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases while managing the risk to any one customer.  During the year ended June 30, 2010, one customer accounted for 27% of the aggregate property cost of leases booked during the fiscal year.  In no other period has one lessee represented more than 5% of leases booked in any one fiscal year.  At June 30, 2010, this one customer accounted for 8% of the Company’s gross lease payments receivable and 23% of the gross investment in residual values.  No other customer represented more than 5% of the Company’s investment in lease receivables or residuals.  The investment in leases is diversified geographically, with the Company’s portfolio spread across all fifty states.  At June 30, 2010, Texas (17%) and California (15%) were the only states that represented more than 10% of the Company’s net investment in leases.  The Company has no exposure to foreign lessees.  The Company’s leases are with lessees in a wide spectrum of industries; however, at June 30, 2010 approximately 33% of the Company’s net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States (compared to 34% at June 30, 2009).  The only other industry sector representing more than 10% was the oil and gas industry.  The educational portfolio includes over 503 leases with over 221 different lessees.  One university represented approximately 2% of the Company’s net investment in leases.  The Company believes the exposure to this sector is warranted based on the historically good credit profile of this group.

Commercial Loan Portfolio

The Company’s commercial loan balance was $65.4 million at June 30, 2010 compared to $71.1 million at June 30, 2009, a decrease of 8%.  The commercial loan portfolio is comprised primarily of participations in leveraged loan syndications where the loans are secured by the borrower and the borrower’s subsidiary guarantor’s assets.  Commercial loan syndications represent 81.4% of the commercial loan portfolio with the remainder of the portfolio comprised of commercial real estate loans and revolving lines of credit originated directly by the Company.  The loan portfolio at June 30, 2010 is distributed among 19 credits with an average balance of $3.6 million and the largest of $6.4 million, and includes companies in a variety of industries and dispersed around the country.  However, there is some concentration in the hotel industry, with loans of $8.5 million representing 12% of the loan portfolio.  The following table summarized the Company’s commercial loan portfolio as of June 30, 2010, 2009 and 2008:

California First National Bancorp and Subsidiaries

	June 30,
Loan Type	2010	2009	2008
	(dollars in thousands)
Commercial loan syndications	$54,242	$63,064	$31,454
Commercial real estate loans	11,735	11,974	8,832
Revolving lines of credit	2,350	-	3,300
Total commercial loans	68,327	75,038	43,586
Less unearned income and discounts	(1,396)	(2,636)	(1,374)
Less allowance for loan losses	(1,522)	(1,272)	(452)
Net commercial loans	$65,409	$71,130	$41,760

The estimated repayment of principal on the commercial loan portfolio is as follows:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
	(dollars in thousands)
Commercial Loans	$54,242	$397	$50,051	$3,794
Commercial Real Estate Loans	11,735	270	4,601	6,864
Revolving Lines of Credit	2,350	2,350	-	-
Principal balance outstanding	$68,327	$3,017	$54,652	$10,658
Loans with predetermined interest rates				$9,535
Loans with floating or adjustable interest rates				$58,792

Securities Available-for-Sale

The Company maintains a portfolio of investment securities to generate interest and investment income from the investment of excess funds depending on lease and loan demand and to provide liquidity.  Total securities available-for-sale were $68.0 million as of June 30, 2010, compared to $115.5 million at June 30, 2009.  The carrying cost and fair value of the Company’s securities portfolio at June 30, 2010 and 2009 is as follows:

	As of June 30, 2010		As of June 30, 2009
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$50,910	$53,529	$39,695	$40,292
U.S. Agency collateralized mortgage obligations	-	-	45,673	46,568
Trust preferred securities	-	-	14,605	15,520
U.S. Treasury securities	10,147	11,086	10,167	10,186
Mutual fund investment	2,702	3,339	2,702	2,464
Equity investment	-	-	578	500
Total securities available-for-sale	$63,759	$67,954	$113,420	$115,530

During the fiscal year ended June 30, 2010, the Company’s portfolio of investment securities declined $47.6 million to $68.0 million.  The decrease during the year related to the sale of $83.3 million of trust-preferred securities and collateralized mortgage obligations for a pretax gain of $3.4 million.  Offsetting these sales were the purchase of $18.3 million of corporate bonds and the unrealized gains in the portfolio.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2010 the available-for-sale securities portfolio included a $4.2 million net unrealized pre-tax gain compared with a net unrealized pre-tax gain of $2.1 million at June 30, 2009.  The weighted-average maturity at June 30, 2010 was 2.7 years and the corresponding weighted-average yield was 5.13 percent.

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

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2010	2009	2008	2007	2006
	(in thousands)
Non-accrual leases	$789	$1,399	$2,132	$1,133	$1,010
Restructured leases and loans	8,150	8,437	398	452	996
Leases past due 90 days (other than above)	411	293	39	-	-
Total non-performing assets	$9,350	$10,129	$2,569	$1,585	$2,006
Non-performing assets as % of net investment
in leases and loans before allowances	3.6%	3.5%	1.0%	0.7%	0.9%

Non-performing assets decreased during fiscal 2010 due primarily to the write-off of unrecoverable receivables offset by the addition of smaller problems and the receipt of payments.  Restructured leases and loans at June 30, 2010 and 2009 primarily relates to the inclusion of a restructured loan and lease with one customer for an aggregate amount of $8.0 million at June 30, 2010.  These transactions were restructured to lower payments near term and increase the effective yield, without lengthening the term of the overall exposure.  This relationship has been current with its restructured payments throughout the year ended June 30, 2010 and the transactions remained on an accrual basis.  The restructured lease and loan balance also includes leases revised to assist lessees with cash flow problems caused by the weakening economy.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $112,150, $177,228 and $110,118 during fiscal 2010, 2009 and 2008, respectively.  The amount of direct finance income actually recorded on non-performing leases was $115,329, $74,671 and $225,582 during fiscal 2010, 2009 and 2008, respectively.

In addition to the transactions identified as non-performing above, there was $3.0 million of investment in leases and $5.5 million of loans at June 30, 2010 which are rated substandard and therefore at higher risk for not being able to meet their existing obligations.  This compared to $2.0 million of leases and no loans considered substandard at June 30, 2009.  Although these substandard or doubtful leases and loans have been identified as potential problems, they may never become non-performing.  These potential problem leases and loans are considered in the determination of the allowance for credit losses.  The amount has fluctuated throughout the year ended June 30, 2010 as potential problems have been identified, with increases offset by payments received, re-classification as non-accrual or actual write-offs.

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

California First National Bancorp and Subsidiaries

Years Ended June 30,	2010	2009	2008	2007	2006
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$27,088	$12,616	$29,063	$34,788	$41,748
Net investment in leases before allowance	195,067	216,918	224,046	235,106	217,525
Commercial loans, before allowance	66,931	72,402	42,212	-	-
Net investment in “risk assets”	$289,086	$301,936	$295,321	$269,894	$259,273

Allowance for credit losses at beginning of year	$4,830	$3,921	$3,344	$3,637	$3,495
Charge-off of lease receivables and transactions-in-process	(795)	(779)	(709)	(850)	(391)
Recovery of amounts previously written off	82	13	121	677	51
Provision for credit losses	350	1,675	1,165	(120)	482
Allowance for credit losses at end of year	$4,467	$4,830	$3,921	$3,344	$3,637

Components of allowance for credit losses:
Allowance for lease losses	$2,682	$3,295	$3,431	$3,276	$3,569
Allowance for loan losses	1,522	1,272	452	-	-
Liability for unfunded loan commitments	20	20	20	-	-
Allowance for transactions in process	243	243	18	68	68
	$4,467	$4,830	$3,921	$3,344	$3,637
Allowance for credit losses as percent of net
investment in leases and loans before allowances	1.7%	1.7%	1.5%	1.4%	1.7%
Allowance for credit losses as percent of net investment in “risk assets”	1.5%	1.6%	1.3%	1.2%	1.4%

The allowance for credit losses decreased to $4.47 million (1.7% of net investment in leases and loans) at June 30, 2010 from $4.83 million (1.7% of net investment in leases and loans) at June 30, 2009.  The allowance at June 30, 2010 consisted of $1.0 million allocated to specific accounts that were identified as problems and $3.42 million that was available to cover losses inherent in the portfolio.  This compared to $1.9 million allocated to specific accounts at June 30, 2009 and $2.95 million that was available to cover losses inherent in the portfolio at such date.  The allowance allocated to specific accounts decreased by $811,000 primarily due to the charge-off of almost $800,000 in problem receivables while few new specific problems were identified.  At June 30, 2010, the volume of transactions-in-process was up 117% from the end of the prior year and the volume of unfunded commitments increased 81%.  Based on the above factors, the Company considers the allowance for credit losses of $4.5 million at June 30, 2010 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios.  However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses.  Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.  As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, Federal Home Loan Bank and Federal Reserve Bank advances and non-recourse debt.  At June 30, 2010 and 2009, the Company’s cash and cash equivalents were $74.0 million and $55.2 million, respectively.  Stockholders’ equity at June 30, 2010 was $198.5 million, or 43.8% of total assets, compared to $191.4 million, or 39% of total assets, at June 30, 2009.  At June 30, 2010, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

California First National Bancorp and Subsidiaries

Deposits at CalFirst Bank totaled $205.9 million at June 30, 2010, compared to $220.9 million at June 30, 2009.  The $15.0 million decrease was commensurate with the decline in the Bank’s lease and loan portfolio.  While deposit balances declined in fiscal 2010, they were up 32% from June 30, 2008.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Rates paid by the Bank on deposits have declined in varying degrees in response to the general decrease in market rates and the competitive environment.  The following table presents average balances and average rates paid on deposits for years ended June 30, 2010, 2009 and 2008:

(dollars in thousands)	Years ended June 30,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$1,532	n/a	$1,704	n/a	$1,480	n/a
Interest-bearing demand deposits	150	0.50%	207	0.50%	150	0.49%
Savings deposits	68,662	1.22%	52,528	2.57%	10,941	3.97%
Time deposits less than $100,000	64,297	2.66%	63,196	3.83%	52,795	4.92%
Time deposits, $100,000 or more	$82,821	2.50%	$67,878	3.92%	$54,210	4.98%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2010
	Less than	$100,000
	$100,000	or more
	(in thousands)
Under 3 months	$9,823	$18,606
3 – 6 months	6,018	13,590
6 – 12 months	27,276	39,357
After 12 months	11,122	14,196
	$54,239	$85,749

During fiscal 2009, the Bank entered into borrowing agreements with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had outstanding balance of $10.0 million under the Federal Home Loan Bank agreement at June 30, 2010, classified as long-term.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities, with $2.6 million available under the agreement as of June 30, 2010.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $48.5 million.  The average annual interest rate paid on total borrowings was 1.18% for the year ended June 30, 2010.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt.  At June 30, 2010, the Company had outstanding non-recourse debt aggregating $14.3 million relating to property under leases assigned to unaffiliated parties.  In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At June 30, 2010, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2011.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of June 30, 2010.

California First National Bancorp and Subsidiaries

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2010. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses.  Commercial loan commitments are agreements to purchase participation or lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Lease property purchases (1)	$57,231	$57,231	$-	$-
Commercial loan and lease purchase commitments	61,118	61,118	-	-
FHLB & FRB Borrowings	10,000	-	10,000	-
Operating lease rental expense	3,569	789	2,780	-
Total contractual commitments	$131,918	$119,138	$12,780	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At June 30, 2010, the Company had $77.3 million of cash or invested in securities of very short duration, with another $9.7 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $282.2 million consists of leases with fixed rates and loans with fixed and variable rates, however, $159.5 million of such investment is due within one year of June 30, 2010.  This compares to the Bank’s interest bearing deposit liabilities of $205.9 million, of which 87%, or $179.7 million, mature within one year.  CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.  Based on the foregoing, at June 30, 2010 the Company had assets of $246.5 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $179.9 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):

Cash due from banks	$73,988	$-	$-	$-	$-	$73,988
Investment securities	3,339	9,651	49,383	9,601	-	71,974
Net investment in leases	25,933	74,779	113,119	-	(21,446)	192,385
Commercial loans	58,792	-	9,535	-	(2,918)	65,409
Non-interest earning assets	-	-	-	-	49,846	49,846
Totals	$162,052	$84,430	$172,037	$9,601	$25,482	$453,602
Cumulative total for RSA	$162,052	$246,482	$418,519	$428,120

Rate Sensitive Liabilities (RSL):

Demand and savings deposits	$64,991	$-	$-	$-	$943	$65,934
Time deposits	28,430	86,240	25,318	-	-	139,988
Borrowings	-	-	10,000	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	39,132	39,132
Stockholders' equity	-	-	-	-	198,548	198,548
Totals	$93,421	$86,240	$35,318	$-	$238,623	$453,602
Cumulative total for RSL	$93,421	$179,661	$214,979	$214,979

Interest rate sensitivity gap	$68,631	$(1,810)	$136,719	$9,601
Cumulative GAP	$68,631	$66,821	$203,540	$213,141

RSA divided by RSL (cumulative)	173.46%	137.19%	194.68%	199.15%
Cumulative GAP / total assets	15.13%	14.73%	44.87%	46.99%

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

California First National Bancorp and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

Page Number
Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets at June 30, 2010 and 2009	31

Consolidated Statements of Earnings for the years ended
June 30, 2010, 2009 and 2008	32

Consolidated Statements of Stockholders' Equity for the
years ended June 30, 2010, 2009 and 2008	33

Consolidated Statements of Cash Flows for the years
ended June 30, 2010, 2009 and 2008	34

Notes to Consolidated Financial Statements	35-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
September 21, 2010

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,
ASSETS	2010	2009

Cash and due from banks	$73,988	$43,222
Federal funds sold and securities purchased under
agreements to resell	-	11,995
Total cash and cash equivalents	73,988	55,217
Investments	4,020	4,070
Securities available-for-sale	67,954	115,530
Receivables	2,302	3,508
Property acquired for transactions-in-process	26,845	12,373
Leases and loans:
Net investment in leases	195,067	216,918
Commercial loans	66,931	72,402
Allowance for credit losses	(4,204)	(4,567)
Net investment in leases and loans	257,794	284,753

Property on operating leases, less accumulated depreciation of $547 (2010) and $306 (2009)	1,242	1,557
Income tax receivable	3,816	3,968
Other assets	1,304	1,007
Discounted lease rentals assigned to lenders	14,337	6,989
	$453,602	$488,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$905	$2,569
Accrued liabilities	2,657	4,918
Demand and savings deposits	65,934	70,217
Time certificates of deposit	139,988	150,727
Short-term borrowings	-	35,444
Long-term borrowings	10,000	10,000
Lease deposits	4,000	4,060
Non-recourse debt	14,337	6,989
Deferred income taxes, net	17,233	12,672
	255,054	297,596

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,240,202 (2010) and 10,145,785 (2009) issued and outstanding	102	101
Additional paid in capital	1,224	395
Retained earnings	194,543	189,528
Other comprehensive income, net of tax	2,679	1,352
	198,548	191,376
	$453,602	$488,972

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2010	2009	2008

Direct finance and loan income	$22,064	$25,236	$25,927
Investment interest income	4,722	4,626	1,914
Total direct finance, loan and interest income	26,786	29,862	27,841

Interest expense
Deposits	4,619	6,432	5,735
Borrowings	245	185	-
Net direct finance, loan and interest income	21,922	23,245	22,106
Provision for credit losses	350	1,675	1,165
Net direct finance, loan and interest income after provision for credit losses	21,572	21,570	20,941

Non-interest income
Operating and sales-type lease income	1,998	3,103	2,810
Gain on sale of leases and leased property	1,797	3,712	3,366
Realized gain on sale of investment securities	3,436	-	-
Other-than-temporary impairment loss	-	(869)	(685)
Other fee income	857	838	626
Total non-interest income	8,088	6,784	6,117

Gross profit	29,660	28,354	27,058

Non-interest expenses
Compensation and employee benefits	8,198	9,707	11,054
Occupancy	932	976	1,145
Professional services	510	642	607
Other general and administrative	2,000	2,147	3,082
Total non-interest expenses	11,640	13,472	15,888

Earnings before income taxes	18,020	14,882	11,170

Income taxes	6,893	5,581	4,189

Net earnings	$11,127	$9,301	$6,981

Basic earnings per common share	$1.09	$0.90	$0.62

Diluted earnings per common share	$1.08	$0.89	$0.61

Dividends declared per common share outstanding	$0.60	$0.48	$0.48

Average common shares outstanding – basic	10,197,178	10,332,728	11,265,388

Average common shares outstanding – diluted	10,303,970	10,403,978	11,506,837

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

			Additional		Accumulated
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2007	11,138,425	$111	4,091	193,485	(20)	197,667

Cumulative effect of applying provisions of FIN 48	-	-	-	1,200	-	1,200

Comprehensive income
Net earnings	-	-	-	6,981	-	6,981
Unrealized loss on investment securities, net of tax	-	-	-	-	(681)	(681)
Reclassification adjustment – other-than-temporary
impairment loss included in net income, net of tax	-	-	-	-	428	428
Total comprehensive income						6,728

Shares issued – stock options exercised	377,300	4	3,175	-	-	3,179
Shares repurchased	(75,000)	(1)	(327)	(647)	-	(975)
Stock based compensation expense	-	-	64	-	-	64

Dividends declared	-	-	-	(5,408)	-	(5,408)
Balance, June 30, 2008	11,440,725	114	7,003	195,611	(273)	202,455
Comprehensive income
Net earnings	-	-	-	9,301	-	9,301
Unrealized gain on investment securities, net of tax	-	-	-	-	1,082	1,082
Reclassification adjustment – other-than-temporary
impairment loss included in net income, net of tax	-	-	-	-	543	543
Total comprehensive income						10,926

Shares issued – stock options exercised	40,388	-	375	-	-	375
Shares repurchased	(1,335,328)	(13)	(6,995)	(10,510)	-	(17,518)
Stock based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(4,874)	-	(4,874)
Balance, June 30, 2009	10,145,785	101	395	189,528	1,352	191,376
Comprehensive income
Net earnings	-	-	-	11,127	-	11,127
Unrealized gain on investment securities, net of tax	-	-	-	-	3,449	3,449
Reclassification adjustment – realized gains on
investment securities included in
net income, net of tax	-	-	-	-	(2,122)	(2,122)
Total comprehensive income						12,454

Shares issued – stock options exercised	120,071	1	1,134	-	-	1,135
Shares repurchased	(25,654)	-	(305)	-	-	(305)

Dividends declared	-	-	-	(6,112)	-	(6,112)
Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$11,127	$9,301	$6,981
Adjustments to reconcile net earnings to cash flows
provided by (used for) operating activities:
Provision for credit losses	350	1,675	1,165
Depreciation and net amortization (accretion)	(2,018)	(2,438)	(1,084)
Gain on sale of leased property and sales-type lease income	(42)	(1,176)	(2,242)
Net (gain) loss recognized on investment securities	(3,436)	869	685
Deferred income taxes, including income taxes payable	3,804	4,832	790
Decrease in income taxes receivable	153	271	92
Net (decrease) increase in accounts payable and accrued liabilities	(3,925)	913	(1,006)
Other, net	999	(2,584)	(337)
Net cash provided by operating activities	7,012	11,663	5,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(149,315)	(175,589)	(165,843)
Payments received on lease receivables and loans	160,643	164,546	138,255
Proceeds from sales of leased property and sales-type leases	3,794	5,922	5,456
Purchase of investment securities	(21,660)	(111,742)	(4,814)
Pay down on investment securities	590	462	1,612
Proceeds from sale of investment securities	73,858	-	-
Net (increase) decrease in other assets	(403)	33	(1)
Net cash provided by (used for) investing activities	67,507	(116,368)	(25,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(10,739)	34,375	19,174
Net (decrease) increase in demand and money market deposits	(4,283)	30,330	31,595
Net (repayment of) proceeds from short-term borrowings	(35,444)	35,444	-
Net proceeds from long-term borrowings	-	10,000	-
Payments to repurchase common stock	(305)	(17,518)	(975)
Dividends to stockholders	(6,112)	(4,874)	(5,408)
Proceeds from exercise of stock options	1,135	375	3,179
Net cash (used for) provided by financing activities	(55,748)	88,132	47,565

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,771	(16,573)	27,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,217	71,790	44,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,988	$55,217	$71,790

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$7,349	$(2,285)	$3,035
Estimated residual values recorded on leases	$(5,845)	$(2,542)	$(2,421)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,976	$6,520	$5,759
Income Taxes	$3,093	$478	$3,308

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corp. (“CalFirst Leasing”).  CalFirst Leasing and CalFirst Bank lease capital assets to customers located throughout the United States and re-market leased assets at lease expiration.  CalFirst Bank also participates in the market for commercial loan syndications, provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, and offers commercial loans directly to businesses.  As an FDIC-insured national bank, CalFirst Bank gathers deposits from a centralized location primarily by posting rates on the Internet.

Basis of Presentation

The consolidated financial statements include the accounts of California First National Bancorp and its wholly owned subsidiaries, CalFirst Bank and CalFirst Leasing.  All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical accounting estimates particularly susceptible to change include the allowance for credit losses, residual values and taxes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, money market accounts and federal funds sold, all of which have initial maturities of less than ninety days.  Included in cash and cash equivalents at June 30, 2010 and 2009 was $45,438,211 and $17,833,088, respectively, that was held by the Bank and was only available to fund the Bank’s operations.

Securities

Securities are designated at the time of acquisition as available for sale or held to maturity.  Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk, or in response to changes in interest rates, changes in prepayment rates, changes in market conditions or changes in economic factors are classified as available for sale and carried at fair values.  Net aggregate unrealized gains or losses are reported, net of taxes, as a component of stockholders’ equity through other comprehensive income.  Securities that the Company has the intent and ability to hold until maturity are classified as Investments “held-to-maturity” and are stated at cost adjusted for amortization of premium or accretion of discount.  The Company does not have any classified as trading.

The Company conducts a regular assessment of its securities portfolio to determine whether any are other-than-temporarily impaired.  In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  For equity securities, the full amount of the other-than-temporary impairment is recorded in non-interest income as an impairment loss on investment securities.

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

For leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value.  The difference between the discounted value of the aggregate lease payments receivable and the property cost, less the discounted value of the residual, if any, and any initial direct costs is recorded as sales-type lease income.  For balance sheet purposes, the aggregate lease payments receivable, and estimated residual value, if any, are recorded net of unearned income as net investment in leases.  Unearned income is recognized as direct finance income over the lease term on an internal rate of return method.

The residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination.  The estimates are reviewed periodically to ensure reasonableness, however, the amounts the Company may ultimately realize could differ from the estimated amounts.

The Company sometimes assigns, on a non-recourse basis, the minimum lease payments receivable related to certain leases to financial institutions at fixed interest rates.  When leases are assigned to unaffiliated financial institutions without recourse, the discounted value of the minimum lease payments receivable is recategorized on the balance sheet as discounted lease rentals assigned to lenders.  The related obligations resulting from the discounting of the leases are recorded as non-recourse debt.  The unearned income related to the lease is reduced by the interest expense from the non-recourse debt.  In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company.  If this occurs, the Company may not realize its residual investment in the leased property.

A portion of the Company's non-interest expenses directly related to originating direct financing lease transactions is deferred through a reduction to non-interest expenses recognized in the period, with the deferred costs amortized over the lease term as a reduction to direct finance income utilizing the effective interest method.

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

California First National Bancorp and Subsidiaries

Allowance for Credit Losses

The allowance for credit losses is an estimate based on management’s judgment applying the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” and ASC Topic 310-35, “Loan Impairment.”  The allowance for credit losses and residual valuation allowance are periodically reviewed for adequacy considering levels of past due payments and non-performing assets, customers’ financial condition, leased property values as well as general economic conditions and credit quality indicators.  The need for reserves is subject to future events, which by their nature are uncertain.  Therefore, changes in economic conditions or other events affecting specific customers or industries may necessitate additions or deductions to the allowance for credit losses or the residual valuation allowance.  The allowance is maintained at a level believed to be adequate to absorb probable losses inherent in the portfolios.

The determination of the adequacy of the allowance is based on an assessment of the inherent loss potential in the lease and loan portfolio given the conditions at the time.  The allowance for credit losses begins with a process of estimating the probable losses inherent in the portfolio.  The estimates for these leases and commercial loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data.

The estimate of losses inherent in the lease and loan portfolio may then be adjusted for management’s estimate of probable losses on specific exposures as well as trends in delinquent and non-accrual leases and loans and other factors such as prevailing economic conditions, lending strategies, and other influencing factors.  The lease and loan portfolio may have a specific allowance established based on the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral.

Property Acquired for Transactions-in-process

Property acquired for transactions-in-process represents partial deliveries of property which the lessee has accepted on in-process lease transactions.  Such amounts are stated at cost, net of any lessee payments related to the property.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At lease commencement, any pre-commencement payments are included in minimum lease payments receivable and the unearned income is recognized as direct finance income over the lease term.

Earnings Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options, using the treasury stock method.

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2010	2009	2008
	(in thousands, except share and per share amounts)
Net earnings	$11,127	$9,301	$6,981
Weighted average number of common shares outstanding
assuming no exercise of outstanding options	10,197,178	10,332,728	11,265,388
Dilutive stock options using the treasury stock method	106,792	71,250	241,449
Dilutive common shares outstanding	10,303,970	10,403,978	11,506,837
Basic earnings per common share	$1.09	$0.90	$0.62
Diluted earnings per common share	$1.08	$0.89	$0.61

California First National Bancorp and Subsidiaries

The Company did not include the following number of antidilutive stock options in its calculation of diluted earnings per share:

	Years ended June 30,
	2010	2009	2008
Antidilutive stock option shares	11,543	140,088	129,282

Recent Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective July 1, 2009 for annual reporting periods ending after September 15, 2009.  At that date, the ASC became the FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Tax Force, and related literature.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The change to ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which updates ASC 820, Fair Value Measurements and Disclosures.  The updated guidance clarifies how entities should estimate the fair value of liabilities.  ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset.  The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009.  The Company adopted this guidance on October 1, 2009.  The adoption did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures.  The updated guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The amended guidance in ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of the guidance did not have a material impact on our financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which updates ASC 855, Subsequent Events.  This updated guidance removes the requirement for public entities to disclose the date through which subsequent events procedures have been evaluated.  The Company adopted this guidance upon its issuance.  The adoption did not have any impact on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” an additional disclosure requirement regarding credit quality and the allowance for credit losses.  The new disclosure will require significantly more information about the credit quality of the Company’s portfolio.  Although this statement addresses only disclosure and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice.  The new disclosure requirement will cover the Company’s commercial loans as well as direct finance, sales-type and operating leases.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolios’ risk and performance and will be effective for interim and annual reporting periods ending after December 15, 2010.

California First National Bancorp and Subsidiaries

Reclassifications

Certain reclassifications have been made to the fiscal 2008 and 2009 financial statements to conform to the presentation of the fiscal 2010 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2010		June 30, 2009
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,055	$1,055
Federal Home Loan Bank Stock	1,604	1,604	1,666	1,666
Mortgage-backed investments	761	824	1,349	1,405
	$4,020	$4,083	$4,070	$4,126

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s borrowings from the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLB’s are generally jointly and severally liable for repayment of each other’s debt.  Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.  These investments have no stated maturity.

The mortgage-backed investments consist of two U.S. agency issued securities.  The Company has determined that it has the ability to hold these investments until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the securities at amortized cost.

Note 3 - Securities Available for Sale:

The amortized cost, fair value, and carrying value of securities at June 30, 2010 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
U.S. Treasury securities	$10,147	$939	$11,086	$11,086
Corporate bonds	50,910	2,619	53,529	53,529
Mutual fund investments	2,702	637	3,339	3,339
Total securities available-for-sale	$63,759	$4,195	$67,954	$67,954

The amortized cost, fair value, and carrying value of available-for-sale securities at June 30, 2009 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
U.S. Agency collateralized mortgage obligations	$45,673	$895	$46,568	$46,568
Trust preferred securities	14,605	915	15,520	15,520
Corporate bonds	39,695	597	40,292	40,292
U.S. Treasury securities	10,167	19	10,186	10,186
Mutual fund investments	2,702	(238)	2,464	2,464
Equity investment	578	(78)	500	500
Total securities available-for-sale	$113,420	$2,110	$115,530	$115,530

California First National Bancorp and Subsidiaries

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due three months or less	$2,702	$3,339
Due after three months but less than one year	9,646	9,651
Due after one year but less then 5 years	46,267	49,383
Due after five years	5,144	5,581
Total securities available-for-sale	$63,759	$67,954

The following table presents the Company’s gross realized gains and gross realized losses on available-for-sale securities.  These gains and losses were recognized using the specific identification method and were included in non-interest income.

	Available-for-sale
	For the years ended June 30,
	2010	2009	2008
Gross realized gains	$3,463	$-	$-
Gross realized losses	(27)	-	-
Other than temporary impairment	-	(869)	(659)
Total	$3,436	$(869)	$(659)

The following table presents the Company’s gross unrealized losses and the corresponding fair values by category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2009.  The Company had no unrealized losses at June 30, 2010.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)

Equity investment	$-	$-	$(78)	$500	$(78)	$500
Mutual fund investment	-	-	(238)	2,464	(238)	2,464
Total	$-	$-	$(316)	$2,964	$(316)	$2,964

At June 30, 2009, the change in fair value of the equity and mutual fund investments was primarily due to the downturn in the equity markets, and concerns for the long-term recovery of the economy and credit derivative markets.  During the third quarter of fiscal 2009, the Company recorded a pre-tax impairment charge of $869,000 related to two closed-end mutual fund investments held in the investment portfolio.  While the Company had the ability and intent to retain these investments for a sufficient time to recover its investment, and dividend payments continued to be received at the same level, given the significant developments that have affected the market for these securities and the volatility of trading, the Company determined that an other-than-temporary impairment occurred.

At June 30, 2010, securities with carrying values of $10.1 million were pledged to secure $10.0 million borrowed from the FHLB.

California First National Bancorp and Subsidiaries

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2010	2009
	(in thousands)
Other lessee receivables	$1,039	$1,131
Accrued interest	1,263	1,354
Financial institutions	-	1,013
Miscellaneous receivables	-	10
	$2,302	$3,508

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
(in thousands)	2010	2009

Minimum lease payments receivable	$197,341	$229,041
Estimated residual value	16,490	12,256
Less unearned income	(18,764)	(24,379)
Net investment in leases before allowances	195,067	216,918
Less allowance for lease losses	(2,569)	(3,182)
Less valuation allowance for estimated residual value	(113)	(113)
Net investment in leases	$192,385	$213,623

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income and discounts includes the offset of initial direct costs of $2.2 million and $4.8 million at June 30, 2010 and 2009, respectively.

At June 30, 2010, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

(in thousands)	Lease	Estimated
Years ended June 30,	Receivable	Residual Value	Total
2011	$97,058	$3,654	$100,712
2012	60,877	3,590	64,467
2013	28,204	7,058	35,262
2014	9,602	1,859	11,461
2015	1,568	293	1,861
Thereafter	32	36	68
	197,341	16,490	213,831
Less unearned income	(15,648)	(3,116)	(18,764)
Less allowances	(2,569)	(113)	(2,682)
	$179,124	$13,261	$192,385

California First National Bancorp and Subsidiaries

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 4.95% to 8.13%.  Maturities of such obligations at June 30, 2010 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2011	$5,618
2012	4,800
2013	2,605
2014	201
2015	49
Total non-recourse debt	13,273
Deferred interest expense	1,064
Discounted lease rentals assigned to lenders	$14,337

Deferred interest expense of $1,064,000 at June 30, 2010 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $14,337,000 using the effective yield method over the applicable lease term.

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
(in thousands)	2010	2009

Commercial loan syndications	$54,242	$63,064
Commercial real estate loans	11,735	11,974
Revolving lines of credit	2,350	-
Total commercial loans	68,327	75,038
Less unearned income and discounts net of initial direct costs	(1,396)	(2,636)
Less allowance for loan losses	(1,522)	(1,272)
Net commercial loans	$65,409	$71,130

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases and commercial loans, transactions-in-process and unfunded loan commitments.  A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	2010	2009
	(in thousands)
Allowance for credit losses at beginning of year	$4,830	$3,921
Charge-off of lease receivables	(795)	(729)
Charge-off of transactions-in-process	-	(50)
Recovery of amounts previously written off	82	13
Provision for credit losses	350	1,675
Allowance for credit losses at end of year	$4,467	$4,830
Components:
Allowance for lease losses	$2,682	$3,295
Allowance for loan losses	1,522	1,272
Liability for unfunded loan commitments	20	20
Allowance for losses on transactions-in-process	243	243
	$4,467	$4,830
Allowance for credit losses as a percent of net
investment in leases and loans before allowances	1.7%	1.6%

California First National Bancorp and Subsidiaries

Note 8 – Borrowings:

At June 30, 2010, CalFirst Leasing had a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2011.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability, and is prohibited from repaying any indebtedness owed to the Company.  No borrowings have been made under this line of credit as of June 30, 2010.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and, as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At June 30, 2010, CalFirst Bank had unused borrowing availability of approximately $48.5 million with the FRB and $2.6 million with the FHLB.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  Short-term borrowings and long-term debt and weighted average interest rates at June 30, 2010 and 2009 were as follows:

	June 30, 2010		June 30, 2009
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate

Short-term borrowings
FHLB advances	$-	-	$25,444	0.33%
FRB advances	-	-	10,000	0.50%
	-		35,444

Long-term Borrowings
FHLB advances	10,000	2.07%	10,000	2.07%
	$10,000		$45,444

The principal amount of the long-term FHLB advance matures on January 12, 2012.

Note 9 – Deposits:

The composition of deposits is as follows:

	June 30, 2010		June 30, 2009
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$943	0.5%	$1,831	0.8%

Interest-bearing deposits
Demand deposits	291	0.1%	224	0.1%
Savings deposits	64,700	31.4%	68,162	30.9%
Time certificates of deposits	139,988	68.0%	150,727	68.2%
Total Deposits	$205,922	100.0%	$220,944	100.0%

Included in savings deposits at June 30, 2010 is a deposit in the amount of $9.9 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company.  The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

California First National Bancorp and Subsidiaries

Time certificates of deposits with balances of $100,000 or more amounted to $85.7 million and $80.1 million at June 30, 2010 and 2009, respectively.  Interest expense on such deposits amounted to $2.1 million for the year ended June 30, 2010, and $2.7 million for the years ended June 30, 2009 and 2008.

At June 30, 2010, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2011	$114,670
2012	19,751
2013	5,567
Thereafter	-
Total time certificates of deposit	$139,988

Note 10 – Fair Value Measurement:

ASC Topic 820: “Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.  ASC Topic 820 establishes a three-tiered value hierarchy that prioritizes inputs based on the extent to which inputs used are observable in the market and requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a value is based on inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The three levels of inputs are defined as follows:

•	Level 1 - Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets;

•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market;

•
Level 3 - Valuation is generated from model-based techniques that use inputs not observable in the market and based on the entity’s own judgment.  Level 3 valuation techniques could include the use of option pricing models, discounted cash flow models and similar techniques, and rely on assumptions that market participants would use in pricing the asset or liability.

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2010, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, U.S. Treasury Securities, and mutual fund investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  At June 30, 2009, they also included collateralized mortgage obligations issued by government-backed agencies, trust-preferred securities, and an equity security.  The fair value of collateralized mortgage obligations and corporate bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input).  Publicly traded trust preferred securities, U.S. Treasury Securities, mutual funds and common stock are valued by reference to the market closing or last trade price (Level 1 inputs).  In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

California First National Bancorp and Subsidiaries

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2010 and 2009:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2010
U.S. Treasury Securities	$11,086	$11,086	$-	$-
Corporate bonds	53,529	-	53,529	-
Mutual fund investment	3,339	3,339	-	-
	67,954	$14,425	$53,529	$-

As of June 30, 2009
U.S. Agency collateralized mortgage obligations	$46,568	$-	$46,568	$-
Trust preferred securities	15,520	15,520	-	-
Corporate bonds	40,292	-	40,292	-
U.S. Treasury securities	10,186	10,186	-	-
Mutual fund investment	2,464	2,464	-	-
Equity investment	500	500	-	-
	$115,530	$28,670	$86,860	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at June 30, 2010 and 2009.

Note 11 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2010, and June 30, 2009, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost.  Values for investments and available-for-sale securities are determined as set forth in Note 4.  The fair value of loan participations purchased in the secondary market is based upon current bid prices in such market at the measurement date.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

California First National Bancorp and Subsidiaries

The estimated fair values of financial instruments were as follows:

	June 30, 2010		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$73,988	$73,988	$55,217	$55,217
Investments	4,020	4,083	4,070	4,126
Securities available-for-sale investment securities	67,954	67,954	115,530	115,530
Commercial loans	65,409	65,532	71,130	70,309
Financial Liabilities:
Demand and savings deposits	65,934	65,934	70,217	70,217
Time certificate of deposits	139,988	140,764	150,727	151,743
Short-term borrowings	-	-	35,444	35,444
Long-term borrowings	$10,000	$10,124	$10,000	$9,980

Note 12 – Income Taxes:

The Company accounts for its income taxes under ASC 740, “Income Taxes.”  Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received.  From time to time, various governmental taxing authorities audit the Company.  The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2010	2009	2008
	(in thousands)
Current tax (benefit) expense:
Federal	$934	$(494)	$2,861
State	1,435	1,128	918
	2,369	634	3,779
Deferred tax (benefit) expense:
Federal	5,007	5,703	310
State	(483)	(756)	100
	4,524	4,947	410
	$6,893	$5,581	$4,189

At June 30, 2010 and 2009, the Company had an income taxes receivable balance of $3,816,000 and $3,968,000 respectively.

California First National Bancorp and Subsidiaries

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.  Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2010	2009
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$16,475	$12,860
Deferred selling expenses	1,853	1,955
Other investments	1,160	721
Depreciation, other	175	-
Total liabilities	19,663	15,536
Deferred income tax assets:
Allowances and reserves	(1,831)	(1,980)
State income taxes	(502)	(395)
Depreciation, other	-	(369)
Stock-based compensation	(97)	(120)
Total assets	(2,430)	(2,864)
Net deferred income tax liabilities	$17,233	$12,672

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2010	2009	2008
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	5.36	4.70	5.30
Other, mainly tax exempt leases	(2.11)	(2.20)	(2.80)
Effective rate	38.25%	37.50%	37.50%

As of June 30, 2010, there was $715,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2010, accrued penalties and interest on unrecognized tax benefits are estimated to be $156,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2010	2009
	(dollars in thousands)
Balance, beginning of period	$885	$700
Increase for tax positions in current year	58	502
Decreases for tax positions taken in prior years	(87)	(124)
Lapse of statue of limitations	(113)	(154)
Decrease for interest and penalties	(28)	(39)
Balance, end of period	$715	$885

At June 30, 2010, there have been no material changes to the liability for uncertain tax positions and unrecognized tax benefits.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statute of limitations on open tax years, status of examinations and changes in management’s judgment.  The Company is subject to U.S. Federal income tax jurisdiction as well as multiple state and local tax jurisdictions as a result of doing business in most states.  The Company’s Federal tax returns are subject to examination from 2007 to the present, while state income tax returns are generally open from 2006 forward, and vary by individual state statutes of limitation.

California First National Bancorp and Subsidiaries

Note 13 – Capital Structure and Stock-based Compensation:

At June 30, 2010, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

In November 1995, the Company’s stockholders approved the 1995 Equity Participation Plan (the “1995 Plan”).  The 1995 Plan provides for the granting of options, restricted stock and stock appreciation rights (“SARs”) to key employees, directors and consultants of the Company.  Under the 1995 Plan, the maximum number of shares of common stock that can be issued upon the exercise of options or SARs, or upon the vesting of restricted stock awards, was initially 1,000,000, but the maximum number of available shares of common stock could increase by an amount equal to 1% of the total number of issued and outstanding shares of common stock as of June 30 of the fiscal year immediately preceding such fiscal year.  Each grant or issuance under the 1995 Plan is set forth in a separate agreement and indicates, as determined by the stock option committee, the type, terms, vesting period and conditions of the award.

On July 1, 2005, the Company implemented ASC Topic 718, “Compensation – Stock Compensation (“ASC 718”).  ASC 718 addresses accounting for equity-based compensation arrangements, including employee stock options.  The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005.  Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2005 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of ASC 718.  The fair value of each grant is estimated using the Black-Scholes option-pricing model.

During the year ended June 30, 2010, the Company had no stock-based compensation expense, compared to $12,066 for the year ended June 30, 2009.  Such expense related to options granted during the fiscal years 2002 through 2004.  The Company has not awarded any new grants since fiscal 2004 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	344,038	$8.49	451,374	$9.18	860,229	$8.91
Exercised	(120,071)	9.46	(40,388)	9.30	(377,300)	8.13
Canceled/expired	(4,245)	12.13	(66,948)	12.60	(31,555)	14.26
Options outstanding at end of year	219,722	$7.90	344,038	$8.49	451,374	$9.18

Shares available for issuance	1,605,260		1,499,557		1,318,202

Options exercisable	219,722		344,038		436,365

As of June 30, 2010
Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.20 - $ 8.81	150,463	1.02	$5.94
9.96 - 12.49	69,259	2.35	12.15
$5.20 - $12.49	219,722	1.44	$7.90

At June 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable were $967,000.  The total intrinsic value of options exercised during the year ended June 30, 2010 was $340,000.

California First National Bancorp and Subsidiaries

Note 14 – Regulatory Capital Requirements:

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

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2010 and 2009.  At June 30, 2010, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2010		2009
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$195,869	50.9%	$190,024	45.0%
Total risk-based capital	$200,336	52.1%	$194,854	46.1%
Tier 1 leverage capital	$195,869	45.0%	$190,024	40.1%

California First National Bank
Tier 1 risk-based capital	$71,500	23.4%	$64,176	21.3%
Total risk-based capital	$74,393	24.4%	$66,759	22.2%
Tier 1 leverage capital	$71,500	24.8%	$64,176	19.7%

Note 15 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement.  At June 30, 2010, the Company had approved lease and loan commitments of $118.3 million.  These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed.  The Company does not issue standby letters of credit.

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2014.  Rent expense was $932,000 (2010), $976,000 (2009) and $1,145,000 (2008).

Future minimum
Years ending	lease payments
June 30,	(in thousands)
2011	$789
2012	815
2013	1,683
2014	282
2015	-
$3,569

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities.  Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

California First National Bancorp and Subsidiaries

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of $107,561 (2010), $113,960 (2009) and $124,946 (2008).

Note 16 – Segment Reporting:

The Company’s leasing subsidiary, CalFirst Leasing, and banking subsidiary, CalFirst Bank, are considered to be two different business segments.  The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).  Below is a summary of each segment’s financial results for 2010, 2009 and 2008:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Leasing	Bank	Entries	Consolidated
	(in thousands)
Year end June 30, 2010
Net direct finance, loan and interest income
after provision for credit losses	$9,922	$10,771	$879	$21,572
Other income	3,850	4,239	(1)	8,088
Gross profit	$13,772	$15,010	$878	$29,660
Net earnings	$3,611	$7,324	$192	$11,127
Total assets	$139,077	$294,856	$19,669	$453,602

Year end June 30, 2009
Net direct finance, loan and interest income
after provision for credit losses	$11,888	$9,321	$361	$21,570
Other income	6,410	886	(512)	6,784
Gross profit	$18,298	$10,207	$(151)	$28,354
Net earnings	$4,872	$4,249	$180	$9,301
Total assets	$126,549	$339,361	$23,062	$488,972

Year end June 30, 2008
Net direct finance, loan and interest income
after provision for credit losses	$15,076	$5,599	$266	$20,941
Other income	5,245	872	-	6,117
Gross profit	$20,321	$6,471	$266	$27,058
Net earnings	$3,625	$1,791	$1,565	$6,981
Total assets	$175,688	$217,756	$(6,850)	$386,594

Note 17 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of and for the years ended June 30, 2010, and 2009 are presented below:

California First National Bancorp and Subsidiaries

Condensed Balance Sheets	As of June 30,
(in thousands, except share amounts)	2010	2009
Assets
Cash and cash equivalents	$7,234	$15,392
Investment securities	9,693	7,443
Intercompany receivables	184	191
Investments in bank subsidiary	73,501	65,739
Investments in non-bank subsidiary	62,890	58,730
Intercompany note receivable	53,868	52,961
Other assets	3,678	2,557
Premises and other fixed assets	27	38
	$211,075	$203,051
Liabilities
Accrued liabilities	$931	$2,066
Payable to non-bank subsidiary	221	169
Deferred income taxes, net	11,375	9,440
	12,527	11,675
Stockholders’ Equity
Preferred stock; 2,500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
10,240,202 (2010) and 10,145,785 (2009) issued and outstanding	102	101
Additional paid-in capital	1,224	395
Retained earnings	194,543	189,528
Other comprehensive loss, net of tax	2,679	1,352
	198,548	191,376
	$211,075	$203,051

Condensed Statements of Earnings	Years ended June 30,
(in thousands)	2010	2009
Income
Dividends from non-bank subsidiary	$-	$52,000
Management fee income from bank subsidiary	290	281
Management fee income from non-bank subsidiaries	795	939
Interest income from non-bank subsidiaries	907	1,901
Other interest income	879	362
Loss on investment securities	(2)	(512)
	2,869	54,971
Non-interest expense
Compensation and employee benefits	1,254	1,278
Occupancy	103	46
Professional services	224	252
Other general and administrative	215	182
	1,796	1,758
Income before taxes and equity in undistributed earnings of subsidiaries	1,073	53,213
Income tax expense	881	1,032
	192	52,181
Equity in undistributed / (over distributed) comprehensive earnings of subsidiaries	10,935	(42,880)
Net income	$11,127	$9,301

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	Years ended June 30,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,127	$9,301
Adjustments to reconcile net earnings to cash flows:
Amortization of premiums or discounts on securities, net	12	(10)
Net loss recognized on investment securities	2	512
Deferred income taxes	1,789	2,919
Equity in undistributed earnings of subsidiaries	(10,935)	42,880
Net change in other liabilities	(1,135)	416
Net change in other assets	(1,121)	(2,060)
Other, net	11	28
Net cash (used for) provided by operating activities	(250)	53,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(10,290)	(5,958)
Proceeds from sale of investment securities	8,512	-
Payments for investments in and (advances to) subsidiaries	(848)	(21,860)
Net cash used for investing activities	(2,626)	(27,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,135	375
Payments to repurchase common stock	(305)	(17,518)
Dividends paid	(6,112)	(4,874)
Net cash used for financing activities	(5,282)	(22,017)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,158)	4,151
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,392	11,241
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,234	$15,392

Note 18 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2010 and 2009 is as follows:
	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2010
Direct finance and loan income	$5,943	$5,540	$5,519	$5,062
Net direct finance, loan and interest income
after provision for credit losses	5,728	5,251	5,491	5,102
Gross profit	8,417	7,987	7,083	6,171
Net earnings	$3,453	$4,983	$2,596	$2,000

Basic earnings per common share	$0.34	$0.30	$0.25	$0.20
Diluted earnings per common share	$0.34	$0.30	$0.25	$0.19
Dividends declared per common share	$0.12	$0.48	$-	$-

2009
Direct finance and loan income	$6,136	$6,630	$6,239	$6,232
Net direct finance, loan and interest income
after provision for credit losses	4,858	5,351	5,605	5,756
Gross profit	6,427	7,664	7,003	7,261
Net earnings	$1,794	$2,525	$2,383	$2,599

Basic earnings per common share	$0.17	$0.25	$0.23	$0.26
Diluted earnings per common share	$0.16	$0.25	$0.23	$0.25
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                      Financial Statements and Schedules

All financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)                      Exhibits:

California First National Bancorp and Subsidiaries

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

10.6
First Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2007 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated April 2, 2007)

10.7
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2008 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated June 16, 2008)

10.8
Second Amendment to Office Lease dated June 11, 2008, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form 8-K dated June 16, 2008)

10.9
Third Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of April 3, 2009 (incorporated by reference to Exhibit 10.9 to Registrant's Statement on Form 8-K dated April 6, 2009)

10.10
Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of March 25, 2010 (incorporated by reference to Exhibit 10.6 to Registrant's Statement on Form 8-K dated April 20, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	57

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	58

32.0	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	59

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By	/s/ S. Leslie Jewett	Date:	September 21, 2010
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 21, 2010
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 21, 2010
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 21, 2010
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 21, 2010
Michael H. Lowry

/s/ Harris Ravine	Director	September 21, 2010
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 21, 2010
Danilo Cacciamatta