Form 10-Q
period 2010-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2010-11-09
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(949) 255-0500

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 5, 2010 was 10,261,745.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Cash and due from banks	$71,021	$73,988
Available-for-sale investment securities	61,235	67,954
Investment securities	3,803	4,020
Net receivables	2,480	2,302
Property acquired for transactions in process	34,503	26,845
Leases and loans:
Leases	189,725	195,067
Commercial loans	95,862	66,931
Allowance for credit losses	(4,494)	(4,204)
Net investment in leases and loans	281,093	257,794

Net property on operating leases	1,071	1,242
Income taxes receivable	5,055	3,816
Other assets	1,260	1,304
Discounted lease rentals assigned to lenders	12,517	14,337
	$474,038	$453,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$1,785	$905
Accrued liabilities	3,113	2,657
Demand and money market deposits	70,892	65,934
Time certificates of deposit	150,479	139,988
Long-term borrowings	10,000	10,000
Lease deposits	4,847	4,000
Non-recourse debt	12,517	14,337
Deferred income taxes – including income taxes payable, net	19,677	17,233
	273,310	255,054

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,261,745 (September 2010) and 10,240,202 (June 2010) issued and outstanding	103	102
Additional paid in capital	1,404	1,224
Retained earnings	196,204	194,543
Other comprehensive income, net of tax	3,017	2,679
	200,728	198,548
	$474,038	$453,602

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended
	September 30,
	2010	2009

Direct finance and loan income	$5,067	$5,943
Investment interest income	838	1,579
Total direct finance, loan and interest income	5,905	7,522

Interest expense
Deposits	869	1,460
Borrowings	53	84
Net direct finance, loan and interest income	4,983	5,978
Provision for credit losses	275	250
Net direct finance, loan and interest income after provision for credit losses	4,708	5,728

Non-interest income
Operating and sales-type lease income	409	506
Gain on sale of leases and leased property	146	253
Realized gain on sale of investment securities	208	1,673
Other fee income	204	257
Total non-interest income	967	2,689

Gross profit	5,675	8,417

Non-interest expenses
Compensation and employee benefits	2,089	1,943
Occupancy	236	233
Professional services	123	128
Other general and administrative	537	521
Total non-interest expenses	2,985	2,825

Earnings before income taxes	2,690	5,592

Income taxes	1,029	2,139

Net earnings	$1,661	$3,453

Basic earnings per common share	$0.16	$0.34

Diluted earnings per common share	$0.16	$0.34

Dividends declared per common share outstanding	$-	$0.12

Average common shares outstanding – basic	10,250,234	10,172,559

Average common shares outstanding – diluted	10,331,355	10,273,058

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,661	$3,453
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	275	250
Depreciation and net amortization (accretion)	(807)	(583)
Gain on sale of leased property and sales-type lease income	86	92
Net gain recognized on investment securities	(208)	(1,673)
Deferred income taxes, including income taxes payable	2,293	1,705
(Increase) decrease in income taxes receivable	(1,239)	495
Net increase (decrease) in accounts payable and accrued liabilities	1,336	(2,347)
Other, net	757	300
Net cash provided by operating activities	4,154	1,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(74,411)	(40,136)
Payments received on lease receivables and loans	43,568	40,644
Proceeds from sales of leased property and sales-type leases	554	713
Purchase of investment securities	-	(21,060)
Pay down on investment securities	216	571
Proceeds from sale of investment securities	7,296	18,104
Net decrease in other assets	26	321
Net cash used for investing activities	(22,751)	(843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	10,491	3,436
Net increase in demand and money market deposits	4,958	3,385
Payments to repurchase common stock	-	(240)
Dividends to stockholders	-	(1,222)
Proceeds from exercise of stock options	181	617
Net cash provided by financing activities	15,630	5,976

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,967)	6,825
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,988	55,217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,021	$62,042

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(1,820)	$(454)
Estimated residual values recorded on leases	$(582)	$(692)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three month period for:
Interest	$979	$1,619
Income Taxes	$29	$35

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Three months ended September 30, 2009

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

Comprehensive income
Net earnings	-	-	-	3,453	-	3,453
Unrealized gain on investment securities, net of tax	-	-	-	-	2,432	2,432
Reclassification adjustment – realized gains on investment
securities included in
net income, net of tax	-	-	-	-	(1,034)	(1,034)
Total comprehensive income						4,851

Shares issued - Stock options exercised	59,285	1	616	-	-	617

Shares repurchased	(19,983)	-	(240)	-	-	(240)

Dividends declared	-	-	-	(1,222)	-	(1,222)

Balance, September 30, 2009	10,185,087	$102	$771	$191,759	$2,750	$195,382

Three months ended September 30, 2010

Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

Comprehensive income
Net earnings	-	-	-	1,661	-	1,661
Unrealized gain on investment securities, net of tax	-	-	-	-	467	467
Reclassification adjustment – realized gains on investment
securities included in
net income, net of tax	-	-	-	-	(129)	(129)
Total comprehensive income						1,999

Shares issued - Stock options exercised	21,543	1	180	-	-	181

Balance, September 30, 2010	10,261,745	$103	$1,404	$196,204	$3,017	$200,728

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2010. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2010 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2010 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2010 and the statements of earnings, cash flows and stockholders’ equity for the three-month periods ended September 30, 2010 and 2009. The results of operations for the three-month period ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2011.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” an additional disclosure requirement regarding credit quality and the allowance for credit losses.  The new disclosure will require significantly more information about the credit quality of the Company’s portfolio.  Although this statement addresses only disclosure and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice.  The new disclosure requirement will cover the Company’s commercial loans as well as direct finance, sales-type and operating leases.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolios’ risk and performance and will be effective for interim and annual reporting periods ending after December 15, 2010.

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2010, the Company has one stock option plan, which is more fully described in Note 13 in the Company’s 2010 Annual Report on Form 10-K.  The Company has not awarded any new grants since fiscal 2004 and has not recognized compensation expense related to unvested shares since September 2008.

The following table summarizes the stock option activity for the periods indicated:

	Three months ended
	September 30, 2010		September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	219,722	$7.90	344,038	$8.49

Exercised	(21,543)	8.38	(59,285)	10.40
Canceled/expired	-	-	-	-
Options outstanding at end of period	198,179	$7.85	284,753	$8.10

Options exercisable	198,179		284,753

As of September 30, 2010
Options Outstanding & Exercisable
Range of Exercise prices	Number Exercisable & Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 5.20 - $ 8.81	128,920	0.69	$5.53
9.96 - 12.49	69,259	2.10	12.15
$ 5.20 - $12.49	198,179	1.18	$7.85

NOTE 4 – FAIR VALUE MEASUREMENT:

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2010, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, U.S. Treasury Securities, and mutual fund investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input).  U.S. Treasury Securities and mutual funds are valued by reference to the market closing or last trade price (Level 1 inputs).  In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2010
U.S. Treasury Securities	$11,359	$11,359	$-	$-
Corporate bonds	46,445	-	46,445	-
Mutual fund investments	3,431	3,431	-	-
	$61,235	$14,790	$46,445	$-

As of June 30, 2010
U.S. Treasury Securities	$11,086	$11,086	$-	$-
Corporate bonds	53,529	-	53,529	-
Mutual fund investments	3,339	3,339	-	-
	$67,954	$14,425	$53,529	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at September 30, 2010 and June 30, 2010.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of September 30, 2010, and June 30, 2010, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost.  Values for investments and available-for-sale securities are determined as set forth in Note 4 and 7.  The fair value of loan participations purchased in the secondary market is based upon current bid prices in such market at the measurement date.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

The estimated fair values of financial instruments were as follows:

	September 30, 2010		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$71,021	$71,021	$73,988	$73,988
Investments	3,803	3,850	4,020	4,083
Securities available-for-sale	61,235	61,235	67,954	67,954
Commercial loans	94,065	93,392	65,409	65,532
Financial Liabilities:
Demand and savings deposits	70,892	70,892	65,934	65,934
Time certificate of deposits	150,479	150,978	139,988	140,764
Long-term borrowings	$10,000	$10,149	$10,000	$10,124

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	September 30, 2010		June 30, 2010
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,542	1,542	1,604	1,604
Mortgage-backed investments	606	653	761	824
	$3,803	$3,850	$4,020	$4,083

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost, fair value, and carrying value of securities at September 30, 2010 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
U.S. Treasury securities	$10,143	$1,216	$11,359	$11,359
Corporate bonds	43,706	2,739	46,445	46,445
Mutual fund investments	2,702	729	3,431	3,431
Total securities available-for-sale	$56,551	$4,684	$61,235	$61,235

The amortized cost, fair value, and carrying value of securities at June 30, 2010 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
U.S. Treasury securities	$10,147	$939	$11,086	$11,086
Corporate bonds	50,910	2,619	53,529	53,529
Mutual fund investments	2,702	637	3,339	3,339
Total securities available-for-sale	$63,759	$4,195	$67,954	$67,954

At September 30, 2010 and June 30, 2010, securities with carrying values of $11.4 million were pledged to secure $10.0 million borrowed from the FHLB.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$8,588	$8,748
Due after one year but less then 5 years	40,122	43,244
Due after five years	5,139	5,812
No stated maturity	2,702	3,431
Total securities available-for-sale	$56,551	$61,235

Gross realized gains and gross realized losses on investment securities are summarized below. During the three months ended September 30, 2010, a corporate bond exercised a call provision resulting in the recognition of a realized gain of $208,000. During the three months ended September 30, 2009, the Company sold most of its investment in trust-preferred securities for proceeds of $16.3 million and gross realized gains of $1.7 million. These gains are recognized using the specific identification method and are included in non-interest income.

	Three months ended
	September 30,
	2010	2009
	(in thousands)
Gross realized gains	$208	$1,673
Gross realized losses	-	-
Other than temporary impairment	-	-
Total	$208	$1,673

The Company had no unrealized losses on available-for-sale securities at September 30, 2010 and June 30, 2010.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At of September 30, 2010, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Minimum lease payments receivable	$190,803	$197,341
Estimated residual value	16,647	16,490
Less unearned income	(17,725)	(18,764)
Net investment in leases before allowances	189,725	195,067
Less allowance for lease losses	(2,584)	(2,569)
Less valuation allowance for estimated residual value	(113)	(113)
Net investment in leases	$187,028	$192,385

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.5 million at September 30, 2010 and June 30, 2010.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Commercial loan syndications	$82,737	$54,242
Commercial real estate loans	11,683	11,735
Revolving lines of credit	3,085	2,350
Total commercial loans	97,505	68,327
Less unearned income and discounts	(1,643)	(1,396)
Less allowance for loan losses	(1,797)	(1,522)
Net commercial loans	$94,065	$65,409

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

NOTE 10 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities and qualifying commercial loans.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At September 30, 2010, CalFirst Bank had unused borrowing availability of approximately $59.8 million with the FRB and $2.7 million with the FHLB.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  The long-term debt that matures on January 12, 2012 and weighted average interest rates at September 30, 2010 and June 30, 2010 was as follows:

	September 30, 2010		June 30, 2010
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate

Long-term Borrowings
FHLB advances	10,000	2.07%	10,000	2.07%
	$10,000		$10,000

NOTE 11 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2010 and 2009:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Leasing	Bank	Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2010
Net direct finance, loan and interest income,
after provision for credit losses	$1,957	$2,642	$109	$4,708
Non-interest income	623	289	55	967
Gross profit	$2,580	$2,931	$164	$5,675
Net earnings	$344	$1,257	$60	$1,661
Total assets	$148,923	$316,406	$8,709	$474,038

Quarter ended September 30, 2009
Net direct finance, loan and interest income,
after provision for credit losses	$2,611	$2,888	$229	$5,728
Non-interest income	841	1,848	-	2,689
Gross profit	$3,452	$4,736	$229	$8,417
Net earnings	$928	$2,461	$64	$3,453
Total assets	$127,442	$348,613	$23,703	$499,758

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the volume of new lease or loan originations, including variations in the mix and funding of such originations, the market for investment securities and economic conditions in general. The Company’s principal market risk exposure currently is related to declining interest rates as well as differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with a greater portion of assets that reprice or mature within one year, although the increased investment in investment securities with longer maturities has diminished the maturity gap some.  The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2010.

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

Net earnings for the first quarter ended September 30, 2010 were $1.7 million, down 52% from the $3.5 million earned during the first quarter of fiscal 2010.  The decline in net earnings from the first quarter of the prior year is largely due to the inclusion of a $1.7 million gain realized on the sale of investment securities during the prior period, but also reflects a 25% decline in direct finance income and 50% drop in investment income due to lower average balances and lower rates.

New lease bookings of $28.3 million for the first quarter of fiscal 2011 were up 47%, and included $5.1 million of lease receivables purchased from third parties.  With commercial loans boarded of $37.5 million, combined loan and lease assets booked of $65.8 million during the three months ended September 30, 2010 increased 188% from $22.8 million booked during the first three months of fiscal 2010.  As a result, the net investment in leases and loans of $281.1 million at September 30, 2010 increased 9.0% from June 30, 2010 and was up 5.8% from the balance at September 30, 2009. During the first quarter of fiscal 2011, lease originations were 35% less than the level of the first quarter of fiscal 2010, but with new loan and lease purchase commitments, total originations were up 61%.   As a result, at September 30, 2010 the backlog of approved lease and loan commitments of $150.9 million is 62% above the level of a year ago and up slightly from June 30, 2010.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2010, net earnings of $1.7 million decreased 52% compared to the first quarter ended September 30, 2009.  Diluted earnings per share of $0.16 for the first quarter of fiscal 2011 were down 52% from $0.34 for the first quarter of fiscal 2010.

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

Net direct finance, loan and interest income was $5.0 million for the quarter ended September 30, 2010, a $1.0 million, or 16.6% decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the first quarter ended September 30, 2010 decreased 21.5% to $5.9 million from $7.5 million earned during the first quarter of fiscal 2010.  The decrease includes a $1.2 million, or 24.7%, decrease in direct finance income related to a 6.4% decline in the average investment in leases and a 191 basis point drop in average yields earned on leases held in the Company’s own portfolio.  Investment income decreased by $741,000 as average cash and investment balances declined 24% to $141.7 million and the average yield dropped 102 basis points.  Commercial loan income increased $342,000 on an average loan portfolio that increased by $7.2 million, or 9.8% to $80.5 million, benefiting from the acceleration of $213,000 of income related to the early payoff of a commercial loan.  During the first quarter of fiscal 2011, interest expense paid on deposits and borrowings decreased $622,000, or 40.3%, reflecting an 18.7% decrease in average balances to $223.1 million and a 60 basis point drop in interest rates paid to 1.65%.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2010 vs 2009
	Volume	Rate	Total
Interest income		(in thousands)
Net investment in leases	$(318)	$(900)	$(1,218)
Commercial loans	99	243	342
Discounted lease rentals	87	6	93
Federal funds sold	(17)	(11)	(28)
Investment securities	(736)	(15)	(751)
Interest-bearing deposits with banks	10	-	10
	(858)	(666)	(1,524)
Interest expense
Non-recourse debt	87	6	93
Demand and savings deposits	(15)	(61)	(76)
Time deposits	(88)	(427)	(515)
Borrowings	(66)	35	(31)
	(82)	(447)	(529)
	$(776)	$(219)	$(995)

The following table presents the Company’s average balances, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.
	Quarter ended			Quarter ended
	September 30, 2010			September 30, 2009
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets
Interest-earning deposits with banks	$74,935	$41	0.2%	$56,442	$31	0.2%
Federal funds sold	-	-	0.0%	2,999	-	0.0%
Investment securities	66,773	797	4.8%	127,257	1,548	4.9%
Commercial loans	80,500	1,351	6.7%	73,333	1,009	5.5%
Net investment in leases, including
discounted lease rentals (1,2)	201,610	3,899	7.7%	207,983	5,024	9.7%
Total interest-earning assets	423,818	6,088	5.7%	468,014	7,612	6.5%
Other assets	40,613			31,352
	$464,431			$499,366
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$67,654	178	1.1%	$71,866	254	1.4%
Time deposits	145,423	691	1.9%	156,940	1,206	3.1%
Other borrowings	10,000	53	2.1%	45,444	84	0.7%
Non-recourse debt (1)	13,342	183	5.5%	6,762	90	5.3%
Total interest-bearing liabilities	236,419	1,105	1.9%	281,012	1,634	2.3%
Other liabilities	28,353			24,617
Stockholders' equity	199,659			193,737
	$464,431			$499,366
Net direct finance, loan and interest income		$4,983			$5,978
Net direct finance, loan and interest income to
average interest-earning assets			4.7%			5.1%
Average interest-earning assets over
average interest-bearing liabilities			179.3%			166.5%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $13.3 million and $6.8 million for the quarters ended September 30, 2010 and 2009, respectively, offset each other and do not contribute to the Company’s net direct finance, loan and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses -- The Company made a provision for credit losses in the first quarter of fiscal 2011 of $275,000, compared to a $250,000 provision for the same period in the prior year.  The increase in the provision related primarily related to the growth within the commercial loan portfolio.

Non-interest Income -- Total non-interest income for the first quarter ended September 30, 2010 decreased by $1.7 million, or 64.0%, to $967,000, compared to $2.7 million for the same quarter of the prior fiscal year.  The decrease was primarily due to a $1.7 million investment gain realized during the prior year quarter.  Excluding the investment securities gains recognized in both periods, non-interest income declined 25.3% as lower income was realized on leases reaching the end of term.

Non-interest Expense -- The Company’s non-interest expenses reported for the quarter ended September 30, 2010 increased $160,000, or 5.7%, to $3.0 million compared to $2.8 million for the first quarter of fiscal 2010.  The increase in non-interest expenses is primarily due to higher compensation expense related to growth in the sales organization.

Income Taxes -- Income taxes were accrued at a tax rate of 38.25% for the first quarter ended September 30, 2010 and 2009 representing the estimated annual tax rate for the fiscal years ending June 30, 2011 and 2010, respectively.

Financial Condition Analysis

Consolidated total assets at September 30, 2010 increased 4.5% to $474.0 million from $453.6 million at June 30, 2010. The change in total assets includes a $28.7 million increase in commercial loans to $94.1 million and a $7.7 million increase in transactions in process to $34.5 million, offset by a $6.9 million decrease in investment securities to $65.0 million and a $5.4 million decrease the net investment in leases to $187.0 million.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first three months ended September 30, 2010, all of the new leases booked by the Company were held in its own portfolios, compared to 90% during the first three months of fiscal 2010. The $5.4 million decline in the Company’s net investment in leases during the quarter includes a $5.7 million decrease in lease receivables offset by a slight increase in the estimated residual values.  The decrease in lease receivables is due to the volume of new leases being booked during the period not being sufficient to offset payments received and leases terminating.  The increased investment in residual values is due to a larger volume of leases booked during the period in which the Company retained a residual investment.  The $28.7 million growth in the Company’s commercial loan portfolio reflected the addition of ten new commercial loan participations that was offset somewhat by loan payoffs or repayments aggregating to $8.5 million.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2010, the Company’s investment in property acquired for transactions in process of $34.5 million related to approximately $82.5 million of approved direct lease commitments.  This investment in transactions in process increased from $26.8 million at June 30, 2010, which related to direct lease commitments of $85.5 million, and from $30.5 million at September 30, 2009, which related to approved lease commitments of $93.0 million. In addition, at September 30, 2010 CalFirst Bank had unused lines of credit of $7.4 million related to existing loans, unfunded commercial loan commitments of $27.5 million, and unfunded lease purchase commitments of $33.3 million.

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

The following table summarizes the Company’s non-performing leases and loans:

	September 30, 2010	June 30, 2010
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$949	$789
Restructured leases and loans	7,977	8,150
Leases past due 90 days (other than above)	-	411
Total non-performing capital leases and loans	$8,926	$9,350
Non-performing assets as % of net investment
in leases and loans before allowances	3.1%	3.6%

The increase in non-accrual leases at September 30, 2010 compared to June 30, 2010 is primarily due to one problem lease placed on non-accrual that offset other reductions during the quarter. The restructured lease and loan balance for both periods includes a loan and lease with one customer with an aggregate balance of approximately $8.0 million.  This relationship was current with its restructured payments at September 30, 2010 and the transactions remain on an accrual basis. In addition to the non-performing leases and loans identified above, there was $8.9 million of investment in leases and loans at September 30, 2010 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Three months ended
	September 30,
	2010	2009
	(dollars in thousands)
Property acquired for transactions in process before allowance	$34,746	$30,750
Net investment in leases and loans before allowance	285,587	270,580
Net investment in “risk assets”	$320,333	$301,330

Allowance for credit losses at beginning of period	$4,467	$4,830
Charge-off of lease receivables	-	(14)
Recovery of amounts previously written off	15	42
Provision for credit losses	275	250
Allowance for credit losses at end of period	$4,757	$5,108

Components of allowance for credit losses:
Allowance for lease and loan losses	$4,494	$4,845
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	243	243
	$4,757	$5,108
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.7%	1.9%
Allowance for credit losses as a percent of net investment in “risk assets”	1.5%	1.7%

The allowance for credit losses increased $290,000 to $4.8 million (1.7% of net investment in leases and loans before allowances) at September 30, 2010 from $4.5 million (1.7% of net investment in leases and loans before allowances) at June 30, 2010. This allowance consisted of $1.1 million allocated to specific accounts that were identified as problems and $3.6 million that was available to cover losses inherent in the portfolio. This compared to $1.0 million allocated to specific accounts at June 30, 2010  and  $3.4 million available for losses  inherent in the  portfolio at that time.   The slight increase in the specific  allowance at

September 30, 2010 primarily relates to the addition of specifically identified substandard leases. The Company considers the allowance for credit losses of $4.8 million at September 30, 2010 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total securities available-for-sale was $61.2 million as of September 30, 2010, compared with $68.0 million at June 30, 2010.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at September 30, 2010 and June 30, 2010 are as follows:

	As of September 30, 2010		As of June 30, 2010
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$43,706	$46,445	$50,910	$53,529
U.S. Treasury securities	10,143	11,359	10,147	11,086
Mutual fund investment	2,702	3,431	2,702	3,339
Total securities available-for-sale	$56,551	$61,235	$63,759	$67,954

During the first quarter of fiscal 2011, the Company’s portfolio of securities available-for-sale declined $6.7 million primarily due to the early call of two corporate bonds.  At September 30, 2010, the securities portfolio included an unrealized pre-tax gain of $4.7 million compared to a $4.2 million unrealized pre-tax gain at June 30, 2010.  The weighted average maturity was 2.5 years and the corresponding weighted average yield was 5.14 percent at September 30, 2010.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2010 and June 30, 2010, the Company’s cash and cash equivalents were $71.0 million and $74.0 million, respectively.  Stockholders’ equity at September 30, 2010 was $200.7 million, or 42.3% of total assets, compared to $198.5 million, or 43.8% of total assets, at June 30, 2010.  At September 30, 2010, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $221.4 million at September 30, 2010, compared to $227.8 million at September 30, 2009 and $205.9 million at June 30, 2010. The $6.4 million decrease from September 30, 2009 was commensurate with the decline in the Bank’s investment securities portfolio.  The following table presents average balances and average rates paid on deposits for the quarters ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest bearing demand deposits	$1,582	n/a	$2,207	n/a
Interest-bearing demand deposits	344	0.50%	159	0.50%
Money market deposits	67,310	1.05%	71,707	1.40%
Time deposits, less than $100,000	53,925	2.04%	71,456	3.04%
Time deposits, $100,000 or more	$91,498	1.80%	$85,484	3.06%

The following table shows the maturities of certificates of deposits at September 30, 2010:

	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$6,182	$14,098
3 - 6 months	16,644	22,571
6 - 12 months	18,928	39,054
Over 12 months	12,098	20,904
	$53,852	$96,627

The Bank has entered into borrowing agreements with the Federal Home Loan Bank of San Francisco to take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had an outstanding balance of $10.0 million under the Federal Home Loan Bank agreement at September 30, 2010, classified as long-term, at a borrowing cost of 2.07%.  The principal amount of the long-term FHLB advance matures on January 12, 2012.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities and qualifying commercial loans, with $2.7 million available under the agreement as of September 30, 2010.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at September 30, 2010, and unused borrowing availability of approximately $59.8 million.  The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2010, the Company had outstanding non-recourse debt aggregating $12.5 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At September 30, 2010, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2011.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  CalFirst Leasing was not in compliance with one of the covenants under the agreement at September 30, 2010, which the bank has agreed to waive.  No borrowings have been made under this line of credit as of September 30, 2010.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2010. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan and lease purchase commitments	$68,386	$68,386	$-	$-
Lease property purchases (1)	45,936	45,936	-	-
FHLB & FRB Borrowings	10,000	-	10,000
Operating lease rental expense	3,375	796	2,579	-
Total contractual commitments	$127,697	$115,118	$12,579	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At September 30, 2010, the Company had $74.5 million of cash or invested in securities of very short duration, with another $8.7 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $305.0 million consists of leases with fixed rates and loans with fixed and variable rates, however, $184.9 million of such investment reprices within one year of September 30, 2010. This compares to the Bank’s interest bearing deposit liabilities of $221.4 million, of which 85.1%, or $188.4 million, reprice within one year.  Based on the foregoing, at September 30, 2010 the Company had assets of $268.1 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $198.4 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at September 30, 2010 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$71,021	$-	$-	$-	$-	$71,021
Investment securities	3,431	8,748	43,244	9,615	-	65,038
Net investment in leases	21,439	75,483	110,161	368	(20,423)	187,028
Commercial loans	88,007	-	9,498	-	(3,440)	94,065
Non-interest earning assets	-	-	-	-	56,886	56,886
Totals	$183,898	$84,231	$162,903	$9,983	$33,023	$474,038
Cumulative total for RSA	$183,898	$268,129	$431,032	$441,015

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$70,892	$-	$-	$-	$-	$70,892
Time deposits	20,280	97,196	33,003	-	-	150,479
Borrowings	-	10,000	-	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	41,939	41,939
Stockholders' equity	-	-	-	-	200,728	200,728
Totals	$91,172	$107,196	$33,003	$-	$242,667	$474,038
Cumulative total for RSL	$91,172	$198,368	$231,371	$231,371

Interest rate sensitivity gap	$92,726	$(22,965)	$129,900	$9,983
Cumulative GAP	$92,726	$69,761	$199,661	$209,644

RSA divided by RSL (cumulative)	201.70%	135.17%	186.29%	190.61%
Cumulative GAP / total assets	19.56%	14.72%	42.12%	44.23%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2010:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1, 2010 - July 31, 2010	-	$-	368,354
August 1, 2010 - August 31, 2010	-	$-	368,354
September 1, 2010 - September 30, 2010	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	25
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	26
32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	27

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: November 9, 2010	BY:	/s/ S. LESLIE JEWETT
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)