Form 10-Q
period 2010-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2011-02-14
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 7, 2011 was 10,302,165.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Cash and due from banks	$43,285	$73,988
Available-for-sale investment securities	49,985	67,954
Investment securities	3,742	4,020
Net receivables	2,435	2,302
Property acquired for transactions in process	17,851	26,845
Leases and loans:
Leases	228,184	195,067
Commercial loans	110,199	66,931
Allowance for credit losses	(5,014)	(4,204)
Net investment in leases and loans	333,369	257,794

Net property on operating leases	1,009	1,242
Income taxes receivable	5,055	3,816
Other assets	1,209	1,304
Discounted lease rentals assigned to lenders	10,917	14,337
	$468,857	$453,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,261	$905
Accrued liabilities	3,092	2,657
Demand and money market deposits	72,433	65,934
Time certificates of deposit	153,085	139,988
Long-term borrowings	10,000	10,000
Lease deposits	3,690	4,000
Non-recourse debt	10,917	14,337
Deferred income taxes – including income taxes payable, net	20,566	17,233
	276,044	255,054

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,299,279 (December 2010) and 10,240,202 (June 2010) issued and outstanding	103	102
Additional paid in capital	1,821	1,224
Retained earnings	189,020	194,543
Other comprehensive income, net of tax	1,869	2,679
	192,813	198,548
	$468,857	$453,602

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Direct finance and loan income	$5,785	$5,540	$10,852	$11,483
Investment interest income	757	1,095	1,595	2,674
Total direct finance, loan and interest income	6,542	6,635	12,447	14,157

Interest expense
Deposits	812	1,227	1,681	2,686
Borrowings	53	57	106	142
Net direct finance, loan and interest income	5,677	5,351	10,660	11,329
Provision for credit losses	500	100	775	350

Net direct finance, loan and interest income
after provision for credit losses	5,177	5,251	9,885	10,979

Non-interest income
Operating and sales-type lease income	837	514	1,245	1,020
Gain on sale of leases and leased property	602	233	748	486
Realized gain on sale of investment securities	1,194	1,763	1,402	3,436
Other fee income	194	226	399	484
Total non-interest income	2,827	2,736	3,794	5,426

Gross profit	8,004	7,987	13,679	16,405

Non-interest expenses
Compensation and employee benefits	2,114	2,207	4,203	4,151
Occupancy	238	233	474	466
Professional services	118	120	241	248
Other	506	444	1,043	965
Total non-interest expenses	2,976	3,004	5,961	5,830

Earnings before income taxes	5,028	4,983	7,718	10,575

Income taxes	1,923	1,906	2,952	4,045

Net earnings	$3,105	$3,077	$4,766	$6,530

Basic earnings per common share	$0.30	$0.30	$0.46	$0.64

Diluted earnings per common share	$0.30	$0.30	$0.46	$0.64

Dividends declared per common share outstanding	$1.00	$.48	$1.00	$.60

Weighted average common shares outstanding	10,276	10,185	10,263	10,179

Diluted common shares outstanding	10,366	10,289	10,353	10,282

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2010	2009

Net Earnings	$4,766	$6,530
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	775	350
Depreciation and net amortization (accretion)	(1,620)	(911)
Gain on sale of leased property and sales-type lease income	(117)	393
Net gain recognized on investment securities	(1,402)	(3,436)
Deferred income taxes, including income taxes payable	3,819	(456)
(Increase) decrease in income taxes receivable	(1,239)	3,835
Net increase (decrease) in accounts payable and accrued liabilities	1,791	(3,853)
Other, net	(371)	(1,492)
Net cash provided by operating activities	6,402	960

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(168,577)	(69,735)
Payments received on lease receivables and loans	101,357	88,898
Proceeds from sales of leased property and sales-type leases	2,036	1,475
Purchase of investment securities	(5,780)	(21,660)
Pay down on investment securities	280	164
Proceeds from sale of investment securities	23,614	68,796
Net decrease (increase) in other assets	60	(432)
Net cash (used for) provided by investing activities	(47,010)	67,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	13,097	(6,329)
Net increase (decrease) in demand and money market deposits	6,499	(1,443)
Net decrease in short-term borrowings	-	(35,444)
Payments to repurchase common stock	-	(305)
Dividends to stockholders	(10,289)	(6,112)
Proceeds from exercise of stock options	598	781
Net cash provided by (used for) financing activities	9,905	(48,852)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,703)	19,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,988	55,217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,285	$74,831

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(3,420)	$9,334
Estimated residual values recorded on leases	$(2,526)	$(4,059)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six month period for:
Interest	$1,790	$2,877
Income Taxes	$441	$763

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Six months ended December 31, 2009

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

Comprehensive income
Net earnings	-	-	-	6,530	-	6,530
Unrealized gain on investment securities, net of tax	-	-	-	-	2,964	2,964
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(2,122)	(2,122)
Total comprehensive income						7,372

Shares issued - Stock options exercised	78,143	1	780	-	-	781

Shares repurchased	(25,654)	-	(305)	-	-	(305)

Dividends declared	-	-	-	(6,112)	-	(6,112)

Balance, December 31, 2009	10,198,274	$102	$870	$189,946	$2,194	$193,112

Six months ended December 31, 2010

Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

Comprehensive income
Net earnings	-	-	-	4,766	-	4,766
Unrealized gain on investment securities, net of tax	-	-	-	-	56	56
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(866)	(866)
Total comprehensive income						3,956

Shares issued - Stock options exercised	59,077	1	597	-	-	598

Dividends declared	-	-	-	(10,289)	-	(10,289)

Balance, December 31, 2010	10,299,279	$103	$1,821	$189,020	$1,869	$192,813

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2010 and the statements of earnings, cash flows and stockholders’ equity for the three and six-month periods ended December 31, 2010 and 2009. The results of operations for the three and six month period ended December 31, 2010 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2011.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This statement requires the disclosure of more information about the credit quality of the Company’s portfolio but as it does not seek to change recognition or measurement, did not have an impact on our financial condition, cash flows, or results of operations upon its adoption October 1, 2010.  See Note 10 of the Notes to Consolidated Financial Statements.

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2010, the Company has one stock option plan, which is more fully described in Note 13 in the Company’s 2010 Annual Report on Form 10-K.  The Company has not awarded any new grants since fiscal 2004 and has not recognized compensation expense related to unvested shares since September 2008.

The following table summarizes the stock option activity for the periods indicated:

	Six months ended December 31, 2010		Six months ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	219,722	$7.90	344,038	$8.49
Exercised	(59,077)	10.12	(78,143)	10.00
Canceled/expired	-	-	-	-
Options outstanding and exercisable at end of period	160,645	$7.08	265,895	$8.05

As of December 31, 2010
Options exercisable and outstanding
Range of Exercise prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 5.20 - $ 7.80	118,318	0.31	$ 5.26
9.96 - 12.49	42,327	2.02	$ 12.17
$ 5.20 - $12.49	160,645	0.76	$ 7.08

NOTE 4 – FAIR VALUE MEASUREMENT

FASB Accounting Standards Codification (“ASC”) Topic 820: “Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.  ASC Topic 820 establishes a three-tiered value hierarchy that prioritizes inputs based on the extent to which inputs used are observable in the market and requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a value is based on inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The three levels of inputs are defined as follows:

●	Level 1 - Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets;

●
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market;

●
Level 3 - Valuation is generated from model-based techniques that use inputs not observable in the market and based on the entity’s own judgment.  Level 3 valuation techniques could include the use of option pricing models, discounted cash flow models and similar techniques, and rely on assumptions that market participants would use in pricing the asset or liability.

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale at December 31, 2010.  There were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2010
Corporate bonds	$46,277	$-	$46,277	$-
Mutual fund investments	3,245	3,245	-	-
Equity investment	463	463
	$49,985	$3,708	$46,277	$-

As of June 30, 2010
U.S. Treasury Securities	$11,086	$11,086	$-	$-
Corporate bonds	53,529	-	53,529	-
Mutual fund investments	3,339	3,339	-	-
	$67,954	$14,425	$53,529	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at December 31, 2010 and June 30, 2010.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2010, and June 30, 2010, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying fair value of the Company’s assets.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost.  Values for investments and available-for-sale securities are determined as set forth in Note 4.  The fair value of loan participations traded in the secondary market is based upon current bid prices in such market at the measurement date.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

The estimated fair values of financial instruments were as follows:

	December 31, 2010		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$43,285	$43,285	$73,988	$73,988
Investments	3,742	3,790	4,020	4,083
Securities available-for-sale	49,985	49,985	67,954	67,954
Commercial loans	108,277	108,446	65,409	65,532
Financial Liabilities:
Demand and savings deposits	72,433	72,433	65,934	65,934
Time certificate of deposits	153,085	153,518	139,988	140,764
Long-term borrowings	$10,000	$10,077	$10,000	$10,124

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	December 31, 2010		June 30, 2010
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,481	1,481	1,604	1,604
Mortgage-backed investments	606	654	761	824
	$3,742	$3,790	$4,020	$4,083

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost, fair value, and carrying value of securities at December 31, 2010 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Corporate bonds	$43,963	$2,314	$46,277	$46,277
Mutual fund investments	2,702	543	3,245	3,245
Equity investment	422	41	463	463
Total securities available-for-sale	$47,087	$2,898	$49,985	$49,985

The amortized cost, fair value, and carrying value of securities at June 30, 2010 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
U.S. Treasury securities	$10,147	$939	$11,086	$11,086
Corporate bonds	50,910	2,619	53,529	53,529
Mutual fund investments	2,702	637	3,339	3,339
Total securities available-for-sale	$63,759	$4,195	$67,954	$67,954

At June 30, 2010, securities with carrying values of $11.4 million were pledged to secure $10.0 million borrowed from the FHLB.  At December 31, 2010, there were no securities pledged.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$11,908	$12,137
Due after one year but less then 5 years	32,055	34,140
Due after five years	-	-
No stated maturity	3,124	3,708
Total securities available-for-sale	$47,087	$49,985

Gross realized gains and gross realized losses on investment securities are summarized below. During the six months ended December 31, 2010, the Company realized gains of $1.4 million on the sale of U.S. Treasury securities and the exercise of a call provision on a corporate bond. Proceeds from the sale and call were $23.6 million.  During the six months ended December 31, 2009, the Company realized a gain of $3.5 million on the sale of its investment in trust-preferred securities and U.S. Agency collateralized mortgage obligations. Proceeds from the sales were $66.2 million. During the six months ended December 31, 2009, the Company realized a loss of $27,000 on the sale of an equity investment and a corporate bond for proceeds of $2.6 million. These net gains are recognized using the specific identification method and are included in non-interest income.

	Six months ended
	December 31, 2010
	2010	2009
	(in thousands)
Gross realized gains	$1,402	$3,463
Gross realized losses	-	(27)
Total	$1,402	$3,436

The Company did not have any unrealized losses on available-for-sale securities at December 31, 2010 and June 30, 2010.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At of December 31, 2010, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:
	December 31, 2010	June 30, 2010
	(in thousands)
Minimum lease payments receivable	$233,085	$197,341
Estimated residual value	18,254	16,490
Less unearned income	(23,155)	(18,764)
Net investment in leases before allowances	228,184	195,067
Less allowance for lease losses	(2,979)	(2,569)
Less valuation allowance for estimated residual value	(113)	(113)
Net investment in leases	$225,092	$192,385

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $4.5 million at December 31, 2010 and at June 30, 2010.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:
	December 31, 2010	June 30, 2010
	(in thousands)
Commercial loan participations	$91,505	$54,242
Commercial real estate loans	16,614	11,735
Revolving lines of credit	3,439	2,350
Total commercial loans	111,558	68,327
Less unearned income and discounts	(1,359)	(1,396)
Less allowance for loan losses	(1,922)	(1,522)
Net commercial loans	$108,277	$65,409

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

NOTE 10 – CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

In accordance with ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” the following tables provide information on the credit profile of the components of the portfolio and allowance for credit losses related to “financing receivables” as defined under ASU 2010-20.  This new disclosure on “financing receivables” covers the Company’s direct finance and sales-type leases and all commercial loans, but does not include operating leases, transactions in process or residual values.  The portfolio is disaggregated into segments and classifications appropriate for assessing and monitoring the portfolios’ risk and performance. This disclosure does not encompass all risk assets or the entire allowance for credit losses.

Portfolio segments identified by the Company include leases and loans.  These segments have been disaggregated into four classes: 1) commercial leases, 2) education, government and non-profit leases, 3) commercial and industrial loans and 4) commercial real estate loans.  Relevant risk characteristics for establishing these portfolio classes generally include the nature of the borrower, structure of the transaction and collateral type. The Company’s credit process includes a policy of classifying all leases and loans in accordance with a risk rating classification system consistent with regulatory models under which leases and loans may be rated as “pass”, “special mention”, “substandard”, or “doubtful”. These risk categories reflect an assessment of the ability of the borrowers to service their obligation based on current financial position, historical payment experience, and collateral adequacy, among other factors.  The Company uses the following definitions for risk ratings:

Pass – Includes credits of the highest quality as well as credits with positive primary repayment source but one or more characteristics that are of higher than average risk.

Special Mention – Have a potential weakness that if left uncorrected may result in deterioration of the repayment prospects for the lease or loan or of the Company’s credit position at some future date.

Substandard – Are inadequately protected by the paying capacity of the obligor or of the collateral, if any. Substandard credits have a well-defined weakness that jeopardize the liquidation of the debt or indicate the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Based on current information and events, collection of all amounts due according to the contractual terms of the lease or loan agreement is considered highly questionable and improbable.

The risk classification of financing receivables by portfolio class is as follows:

		Education,
		Government	Commercial	Commercial	Total
(dollars in thousands)	Commercial	& Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivables
As of December 31, 2010:
Pass	$107,465	$82,867	$93,636	$4,955	$288,923
Special Mention	16,472	2,262	-	-	18,734
Substandard	2,960	1,276	-	11,608	15,844
Doubtful	74	16	-	-	90
	$126,971	$86,421	$93,636	$16,563	$323,591
Non-accrual	$581	$19	$-	$-	$600

As of June 30, 2010:
Pass	$76,860	$77,273	$53,946	$-	$208,079
Special Mention	19,462	3,554	-	-	23,016
Substandard	2,287	2,127	1,257	11,732	17,403
Doubtful	102	27	-	-	129
	$98,711	$82,981	$55,203	$11,732	$248,627
Non-accrual	$550	$42	$-	$-	$592

An ongoing review of all leases and loans ten or more days delinquent is conducted.  The accrual of interest income on leases and loans will be discontinued when the customer becomes ninety days or more past due on its lease or loan payments with the Company, unless the Company believes the investment is otherwise recoverable.  Leases and loans may be placed on non-accrual earlier if the Company has significant doubt about the ability of the customer to meet its lease or loan obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors. Payments received while on non-accrual are applied to reduce the Company’s recorded value.

The following table presents the aging of the financing receivables by portfolio class:

					Total	Over 90
	30-89	Greater Than	Total		Financing	Days &
(dollars in thousands)	Days	90 Days	Past Due	Current	Receivables	Accruing

As of December 31, 2010:
Commercial Leases	$466	$320	$786	$126,185	$126,971	$-
Education, Government, Non- profit Leases	3,324	10	3,334	83,087	86,421	-
Commercial and Industrial Loans	-	-	-	93,636	93,636	-
Commercial Real Estate Loans	-	-	-	16,563	16,563	-
	$3,790	$330	$4,120	$319,471	$323,591	$-

As of June 30, 2010:
Commercial Leases	$-	$366	$366	$98,345	$98,711	$-
Education, Government, Non- profit Leases	-	417	417	82,564	82,981	375
Commercial and Industrial Loans	-	-	-	55,203	55,203	-
Commercial Real Estate Loans	-	-	-	11,732	11,732	-
	$-	$783	$783	$247,844	$248,627	$375

The allowance for credit losses is an estimate of probable and assessable losses in the Company’s lease and loan portfolios applying the principles of FASB ASC Topic 450, “Contingencies,” and ASC Topic 310-35, “Loan Impairment.”  The net book value of each non-performing or problem lease and loan is evaluated to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease or loan payments, additional collateral or residual realization.  The amount estimated as unrecoverable is recognized as a reserve individually identified for the lease or impaired loan.  An analysis of the remaining portfolio is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect customers ability to repay, trends in volume and other factors, including regulatory guidance and current and anticipated economic conditions.  This portfolio analysis includes a stratification of the portfolio by the risk classifications and segments set forth above and estimation of potential losses based on risk classification or segment.  The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is also factored into the evaluation of inherent risks in the portfolio.  Based on the foregoing, an estimated inherent loss not based directly on specific problem assets is recorded as a collective allowance.  The Company utilizes similar processes to estimate its liability for unfunded loan commitments, which is included in other liabilities and not in the allowance for credit losses.  Lease receivables and loans are charged off when they are deemed completely uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The following table presents the balance in the allowance for credit losses related to financing receivables and the recorded investment by portfolio class and impairment method utilized in the analysis:

	Financing Receivables
	Evaluated for Impairment
(dollars in thousands)	Individually	Collectively	Total
As of December 31, 2010:
Allowance for Lease & Loan Losses
Commercial Leases	$796	$1,394	$2,190
Education, Government, Non-profit Leases	48	741	789
Commercial and Industrial Loans	-	1,651	1,651
Commercial Real Estate Loans	-	271	271
	$844	$4,057	$4,901
Financing Receivables
Commercial Leases	$5,548	$121,423	$126,971
Education, Government, Non-profit Leases	589	85,832	86,421
Commercial and Industrial Loans	-	93,636	93,636
Commercial Real Estate Loans	-	16,563	16,563
	$6,137	$317,454	$323,591

	Financing Receivables
	Evaluated for Impairment
(dollars in thousands)	Individually	Collectively	Total
As of June 30, 2010:
Allowance for Lease & Loan Losses
Commercial Leases	$681	$1,091	$1,772
Education, Government, Non-profit Leases	86	711	797
Commercial and Industrial Loans	-	1,321	1,321
Commercial Real Estate Loans	-	201	201
	$767	$3,324	$4,091
Financing Receivables
Commercial Leases	$6,625	$92,087	$98,712
Education, Government, Non-profit Leases	598	82,384	82,982
Commercial and Industrial Loans	-	55,203	55,203
Commercial Real Estate Loans	-	11,729	11,729
	$7,223	$241,403	$248,626

NOTE 11 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by time certificates of deposit and qualifying commercial loans.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At December 31, 2010, CalFirst Bank had unused borrowing availability of approximately $69.0 million with the FRB and $1.6 million with the FHLB.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  The long-term debt that matures on January 12, 2012 and weighted average interest rates at December 31, 2010 and June 30, 2010 was as follows:

	December 31, 2010		June 30, 2010
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate

Long-term Borrowings
FHLB advances	10,000	2.07%	10,000	2.07%
	$10,000		$10,000

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2010 and 2009:

	CalFirst	CalFirst	Bancorp and
	Leasing	Bank	Eliminating Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2010
Net direct finance, loan and interest income
after provision for credit losses	$1,975	$3,125	$77	$5,177
Non-interest income	1,538	1,289	-	2,827
Gross profit	$3,513	$4,414	$77	$8,004
Net earnings	$984	$2,197	$(76)	$3,105

Quarter ended December 31, 2009
Net direct finance, loan and interest income
after provision for credit losses	$2,532	$2,470	$249	$5,251
Non-interest income	831	1,907	(2)	2,736
Gross profit	$3,363	$4,377	$247	$7,987
Net earnings	$796	$2,225	$56	$3,077

Six months ended December 31, 2010
Net direct finance, loan and interest income
after provision for credit losses	$5,766	$3,932	$187	$9,885
Non-interest income	1,578	2,160	56	3,794
Gross profit	$7,344	$6,092	$243	$13,679
Net earnings	$3,454	$1,328	$(16)	$4,766

Six months ended December 31, 2009
Net direct finance, loan and interest income
after provision for credit losses	$5,143	$5,359	$477	$10,979
Non-interest income	1,673	3,755	(2)	5,426
Gross profit	$6,816	$9,114	$475	$16,405
Net earnings	$1,724	$4,686	$120	$6,530

Total assets at December 31, 2010	$139,015	$322,741	$7,101	$468,857
Total assets at December 31, 2009	$137,187	$299,620	$15,465	$452,272

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with a greater portion of assets that reprice or mature within one year, although the increased investment in investment securities with longer maturities has diminished the maturity gap some.  The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $3.1 million for the second quarter ended December 31, 2010 were unchanged from the second quarter of the prior year.   During the second quarter of fiscal 2011, the average investment in commercial loans increased by 41% and contributed to a 75% growth in commercial loan income to $1.7 million.  This increase in loan income and higher income from the re-lease or sale of leased property was offset by lower direct finance and investment income and smaller investment gains.

New lease bookings during the second quarter of fiscal 2011 were $69.2 million, 27% ahead of the prior year level and included $27.3 million of lease purchases.  Commercial loans booked in the second quarter of fiscal 2011 of $30.7 million were up from $300,000 booked in the second quarter of the prior year and contributed to the total loan and lease assets booked in the quarter increasing 69% to $92.8 million.  As a result, the net investment in leases and loans of $333.4 million at December 31, 2010 was up 29% from the balance at June 30, 2010.  New direct lease originations for the second quarter of fiscal 2011 were up 10% from the second quarter of the prior year and combined with new loan and lease purchase commitments, total originations more than doubled. For the six months ended December 31, 2010, total originations were up 80% from the same period of the prior year.  The backlog of approved lease commitments of $75.6 million is 18% greater than a year ago. In addition, there were loan commitments of $19.8 million at December 31, 2010 related to unfunded commitments on revolving lines of credit.

During the first six months of fiscal 2011, the average investment in commercial loans increased by 25% and contributed to a 54% growth in commercial loan income to $3.0 million. Of the consolidated investment in commercial loans at December 31, 2010, CalFirst Bank holds $100 million, or 93%. During the second quarter ended December 31, 2010, the Bank's primary regulator advised the Bank that the scope and volume of its commercial loan business exceeds the forecast provided in July 2006 and therefore is a deviation from the Bank's business plan approved in September 2006. While the Bank does not agree that it deviated significantly from forecasts submitted to its regulator in 2008 and 2009, the Bank has submitted an updated plan and request for no objection to its continued development of the commercial loan portfolio. As of the date hereof, the Bank has not received the regulator's written determination of no objection to the Bank's revised plan. As a result, the ability of the Bank to continue to expand its commercial loan portfolio is unclear and may be subject to restrictions imposed by its regulator. The Company cannot predict when or how this issue may be resolved, or what if any further action it might take. Of the 28 loans in the Bank's commercial loan portfolio, all are current in their payments to the Bank and all are rated as pass credits, except for three loans that are rated substandard and account for 10% of the portfolio.

Consolidated Statement of Earnings Analysis

Summary -- For the second quarter ended December 31, 2010, net earnings of $3.1 million remained flat compared to the second quarter ended December 31, 2009.  For the first six months of fiscal 2011, net earnings of $4.8 million decreased $1.8 million, or 27.0%, compared to the first six months of fiscal 2010.  Diluted earnings per share were $0.30 per share for both the second quarter of fiscal 2011 and fiscal 2010.  For the six months ended December 31, 2010, diluted earnings per share of $0.46 decreased 27.5%, compared to $0.64 per shared for the same prior year period.

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

Net direct finance, loan and interest income was $5.7 million for the quarter ended December 31, 2010, a $326,000, or 6.1%, increase compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the second quarter ended December 31, 2010 decreased 1.4% to $6.5 million from $6.6 million earned during the second quarter of fiscal 2010. The decrease was primarily due to a $472,000 or 10% decrease in direct finance income due to lower yields together with a 31% decline in investment income due mainly to lower investment balances.  These declines were offset by a 75% increase in commercial loan income that reflected a 41% growth in average loan balances and 128 basis point improvement in average yield.  During the second quarter of fiscal 2011, interest expense paid on deposits and borrowings decreased by $419,000 or 33% reflecting a 4% decrease in average balances to $231.2 million and a 64 basis point drop in average interest rates paid to 1.50%.

For the six months ended December 31, 2010, net direct finance, loan and interest income was $10.7 million, a $669,000 or 5.9% decrease from the $11.3 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first six months of fiscal 2011 decreased 12.1% to $12.4 million.  Direct finance income and investment income declined by $1.7 million and $1.1 million, respectively, which was offset by a $1.1 million increase in commercial loan income.   The 18% decrease in direct finance income reflected a 155 basis point drop in average rates to 7.9% and a $3.1 million decrease in average balances to $199.1 million.  The 40% decline in investment income reflected a $42.5 million decrease in the average investment in cash and investments to $129.2 million, and a 65 basis point drop in the average yields earned to 2.47%.  The 54% increase in commercial loan income for the first six months of fiscal 2011 was the result of a 25% increase in average balances to $90.2 million and a 126 basis point increase in the average yield to 6.7%.  For the six months ended December 31, 2010, interest expense on deposits and borrowings decreased by $1.0 million or 37% to $1.8 million, reflecting a 64 basis point decrease in interest rates paid on average balances that decreased by 11% from the year before to $227.1 million.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2010 vs 2009			December 31, 2010 vs 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest income	(in thousands)
Net investment in leases	$145	$(617)	$(472)	$518	$(2,207)	$(1,689)
Commercial loans	395	322	717	490	568	1,058
Discounted lease rentals	34	14	48	112	29	141
Investment securities	(406)	72	(334)	(1,121)	36	(1,085)
Interest-earning deposits with banks	(4)	-	(4)	5	1	6
	164	(209)	(45)	4	(1,573)	(1,569)
Interest expense
Non-recourse debt	34	14	48	112	29	141
Demand and money market deposits	(10)	(60)	(70)	(25)	(122)	(147)
Time deposits	21	(366)	(345)	(61)	(797)	(858)
Borrowings	(27)	23	(4)	(95)	59	(36)
	18	(389)	(371)	(69)	(831)	(900)
Net direct finance, loan and interest income	$146	$180	$326	$73	$(742)	$(669)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2010			December 31, 2009
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$63,134	$28	0.2%	$71,115	$32	0.2%
Investment securities	55,353	729	5.3%	89,572	1,063	4.7%
Commercial loans	100,897	1,676	6.6%	71,474	959	5.4%
Net investment in leases, including
discounted lease rentals (1,2)	218,496	4,269	7.8%	209,443	4,693	9.0%
Total interest-earning assets	437,880	6,702	6.1%	441,604	6,747	6.1%
Other assets	36,115			26,911
	$473,995			$468,515

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$67,844	147	0.9%	$71,227	217	1.2%
Time deposits	153,354	665	1.7%	150,255	1,010	2.7%
FHLB & FRB borrowings	10,000	53	2.1%	18,861	57	1.2%
Non-recourse debt	11,669	160	5.5%	8,941	112	5.0%
Total interest-bearing liabilities	242,867	1,025	1.7%	249,284	1,396	2.2%
Other liabilities	31,813			23,622
Shareholders' equity	199,315			195,609
	$473,995			$468,515

Net direct finance, loan and interest income		$5,677			$5,351
Net direct finance, loan and interest income
to average interest-earning assets			5.2%			4.8%
Average interest-earning assets over
average interest-bearing liabilities			180.3%			177.1%

(dollars in thousands)	Six months ended			Six months ended
	December 31, 2010			December 31, 2009
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$68,751	$69	0.2%	$64,027	$63	0.2%
Federal funds sold	-	-	0.0%	1,714	-	0.0%
Investment securities	60,495	1,526	5.0%	105,991	2,611	4.9%
Commercial loans	90,217	3,027	6.7%	72,217	1,968	5.5%
Net investment in leases, including
discounted lease rentals (1,2)	211,554	8,168	7.7%	210,166	9,717	9.2%
Total interest-earning assets	431,017	12,790	5.9%	454,115	14,359	6.3%
Other assets	37,509			27,566
	$468,526			$481,681

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$67,749	324	1.0%	$71,546	471	1.3%
Time deposits	149,389	1,357	1.8%	153,597	2,215	2.9%
FHLB & FRB borrowings	10,000	106	2.1%	30,254	142	0.9%
Non-recourse debt	12,504	343	5.5%	8,039	202	5.0%
Total interest-bearing liabilities	239,642	2,130	1.8%	263,436	3,030	2.3%
Other liabilities	29,574			23,674
Shareholders' equity	199,310			194,571
	$468,526			$481,681

Net direct finance, loan and interest income		$10,660			$11,329
Net direct finance, loan and interest income
to average interest-earning assets			4.9%			5.0%
Average interest-earning assets over
average interest-bearing liabilities			179.9%			172.4%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $10.9 million and $16.3 million at December 31, 2010 and 2009, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses  -- The Company recorded a provision for credit losses of $500,000 in the second quarter of fiscal 2011, compared to a provision of $100,000 in the second quarter of fiscal 2010.  For the six-month period ended December 31, 2010, the provision was $775,000 compared to a provision of $350,000 for the same period of the prior fiscal year.  The provision for credit losses for both periods in fiscal 2011 related to the growth within the commercial loan and lease portfolios.

Non-interest Income  -- Total non-interest income for the quarter ended December 31, 2010 increased by $90,000, or 3.3%, to $2.8 million, compared to $2.7 million for the same quarter of the prior fiscal year.  Included in non-interest income during the second quarter of fiscal 2011 was a $761,000 increase in income realized from the sale or re-lease of property on leases reaching the end of term. This increase was offset by a $570,000 reduction in gains realized on the sale of certain investment securities and a $70,000 decline in gains realized on the sale of leases.

For the six months ended December 31, 2010, total non-interest income of $3.8 million decreased 30.1% from $5.4 million for the six months ended December 31, 2009.  The decrease was due to a $2.0 million decline in gains realized on the sale of investment securities to $1.4 million. Excluding investment gains, other income for the first six months increased 20% to $2.4 million, and included a $653,000 increase in income realized on leases reaching the end of term that was offset by lower gains from the sale of leases.

Non-interest Expense – During the second quarter of fiscal 2011, non-interest expense of $3.0 million was 1% lower than the second quarter of fiscal 2011.  Non-interest expense of $6.0 million for the first six months of fiscal 2011 was up 2% from the $5.8 million for the first six months of fiscal 2010.  The second quarter of fiscal 2011 benefited from slightly lower compensation expense, which offset slight increases that were seen in the first quarter.

Taxes – Income taxes were accrued at a tax rate of 38.25% for the first quarter ended and six months ended December 31, 2010 and 2009 representing the estimated annual tax rate for the fiscal years ending June 30, 2011 and 2010, respectively.

Financial Condition Analysis

Consolidated total assets at December 31, 2010 of $468.9 million were up 3.4% from $453.6 million at June 30, 2010. The change in total assets includes a $42.9 million increase in the commercial loan portfolio to $108.3 million, a $32.7 million increase in the net investment in leases to $225.1 million, offset by an $18.2 million decrease in available for sale investment securities to $53.7 million, a $9.0 million decrease in property acquired for transaction-in-process to $17.9 million and a $30.7 million decrease in cash and cash equivalents to $43.3 million.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first six months ended December 31, 2010, approximately 99% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 78% during the first six months of fiscal 2010.  The $32.7 million increase in the Company’s net investment in leases at December 31, 2010 includes a $31.3 million increase in the investment in lease receivables and an increase of $1.4 million in the estimated residual values.   The $42.9 million growth in the Company’s commercial loan portfolio reflected the addition of new commercial loan participations of $68.2 million that were offset by loan payoffs or repayments aggregating to $25.3 million.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2010, the Company’s investment in property acquired for transactions in process of $17.9 million related to approximately $69.7 million of approved lease commitments.  This investment in transactions in process decreased $9.0 million from $26.8 million at June 30, 2010, which related to direct lease commitments of $85.5 million, and was up from $6.9 million at December 31 2009, which related to direct lease commitments of $63.9 million. In addition to the direct lease commitments, the Company had unfunded lease purchase commitments of $5.9 million and commitments related to unused lines of credit of $19.8 million.

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

 The following table summarizes the Company’s non-performing leases and loans.

	December 31, 2010	June 30, 2010
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases (including residual)	$770	$789
Restructured leases and loans	7,918	8,150
Leases past due 90 days (other than above, including residual)	-	411
Total non-performing capital leases and loans	$8,688	$9,350
Non-performing assets as % of net investment
in leases and loans before allowances	2.6%	3.6%

The decline in non-performing leases and loans at December 31, 2010 from June 30, 2010 is primarily due to all accrual leases being current with their payments. The restructured lease and loan balance for both periods includes a loan and lease with one customer with an aggregate balance of approximately $7.9 million.  This relationship was current with its restructured payments at December 31, 2010 and the transactions remain on an accrual basis. In addition to the non-performing leases and loans identified above, there was $8.6 million of investment in leases and loans at December 31, 2010 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Six months ended
	December 31,
	2010	2009
	(dollars in thousands)
Property acquired for transactions in process before allowance	$18,094	$7,168
Net investment in leases and loans before allowance	338,384	275,028
Net investment in “risk assets”	$356,478	$282,196

Allowance for credit losses at beginning of period	$4,467	$4,830
Charge-off of lease receivables	(3)	(74)
Recovery of amounts previously written off	39	44
Provision for credit losses	775	350
Allowance for credit losses at end of period	$5,278	$5,150

Components of allowance for credit losses:
Allowance for lease losses	$3,093	$3,365
Allowance for loan losses	1,922	1,522
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	243	243
	$5,278	$5,150
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.6%	1.8%
Allowance for credit losses as a percent of net investment in “risk assets”	1.5%	1.8%

The allowance for credit losses increased $811,000 to $5.9 million (1.6% of net investment in leases and loans before allowances) at December 31, 2010 from $4.5 million (1.7% of net investment in leases and loans before allowances) at June 30, 2010. This allowance consisted of $1.3 million allocated to specific accounts that were identified as problems and $3.7 million that was available to cover losses inherent in the portfolio. This compared to $1.0 million allocated to specific accounts at June 30, 2010 and $3.4 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at December 31, 2010 primarily relates to the addition of specifically identified substandard leases.  The Company considers the allowance for credit losses of $5.9 million at December 31, 2010 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $50.0 million as of December 31,2010, compared with $68.0 million at June 30, 2010.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at December 31, 2010 and June 30, 2010 are as follows:

	As of December 31, 2010		As of June 30, 2010
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$43,963	$46,277	$50,910	$53,529
U.S. Treasury securities	-	-	10,147	11,086
Mutual fund investment	2,702	3,245	2,702	3,339
Equity investment	422	463	-	-
Total securities available-for-sale	$47,087	$49,985	$63,759	$67,954

During the first six months of fiscal 2011, the Company’s portfolio of securities available-for-sale declined $18.0 million primarily due to the sale of U.S. Treasury securities and the early call of two corporate bonds.  At December 31, 2010, the securities portfolio included an unrealized pre-tax gain of $2.9 million compared to a $4.2 million unrealized pre-tax gain at June 30, 2010.  The weighted average maturity was 1.8 years and the corresponding weighted average yield was 5.83 percent at December 31, 2010.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At December 31, 2010 and June 30, 2010, the Company’s cash and cash equivalents were $43.3 million and $74.0 million, respectively.  Stockholders’ equity at December 31, 2010 was $192.8 million, or 41.1% of total assets, compared to $198.5 million, or 43.8% of total assets, at June 30, 2010.  At December 31, 2010, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $225.5 million at December 31, 2010, compared to $212.7 million at December 31, 2009 and $205.9 million at June 30, 2010. The $12.8 million increase from December 31, 2009 was used to fund leases, and loans, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2010 and 2009:

	Six months ended December 31,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,498	n/a	$1,830	n/a
Interest-bearing demand deposits	380	0.50%	122	0.50%
Money market deposits	67,369	0.95%	71,424	1.31%
Time deposits less than $100,000	53,907	1.95%	69,361	2.89%
Time deposits, $100,000 or more	$95,482	1.72%	$84,236	2.83%

The following table shows the maturities of certificates of deposits at the dates indicated:

	December 31, 2010
	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$16,820	$22,958
3 - 6 months	12,604	22,043
6 - 12 months	12,858	28,926
Over 12 months	12,054	24,822
	$54,336	$98,749

The Bank has entered into borrowing agreements with the Federal Home Loan Bank of San Francisco to take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had an outstanding balance of $10.0 million under the Federal Home Loan Bank agreement at December 31, 2010, classified as long-term, at a borrowing cost of 2.07%.  The principal amount of the long-term FHLB advance matures on January 12, 2012.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities, time certificates of deposit and qualifying commercial loans, with $1.6 million available under the agreement as of December 31, 2010.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at December 31, 2010, with the unused borrowing availability at approximately $69.0 million.  The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2010, the Company had outstanding non-recourse debt aggregating $10.9 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At December 31, 2010, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2011.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of December 31, 2010.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2010. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan and lease purchase commitments	$25,671	$25,671	$-	$-
Lease property purchases (1)	49,360	49,360	-	-
FHLB & FRB Borrowings	10,000	-	10,000
Operating lease rental expense	3,177	802	2,375	-
Total contractual commitments	$88,208	$75,833	$12,375	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At December 31, 2010, the Company had $47.0 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $362.9 million consists of leases with fixed rates and loans with variable rates, however, $207.7 million of such investment is due within one year of December 31, 2010. Of the $53.7 million investment in securities, $15.5 million mature within twelve months. This compares to interest bearing deposit liabilities and FHLB and FRB borrowings of $235.5 million, of which $186.6 million mature within one year. Based on the foregoing, at December 31, 2010 the Company had assets of $266.9 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $186.6 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at December 31, 2010 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, including the protection provided by interest rate floors incorporated into a number of commercial loans. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity
			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total
Rate Sensitive Assets (RSA):
Cash due from banks	$43,285	$-	$-	$-	$-	$43,285
Investment securities	3,708	12,137	34,140	3,742	-	53,727
Net investment in leases	24,789	80,849	140,681	5,020	(26,247)	225,092
Commercial loans	102,097	-	9,461	-	(3,281)	108,277
Non-interest earning assets	-	-	-	-	38,476	38,476
Totals	$173,879	$92,986	$184,282	$8,762	$8,948	$468,857
Cumulative total for RSA	$173,879	$266,865	$451,147	$459,909
Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$70,368	$-	$-	$-	$2,065	$72,433
Time deposits	39,777	76,431	36,877	-	-	153,085
Borrowings	-	-	10,000	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	40,526	40,526
Stockholders' equity	-	-	-	-	192,813	192,813
Totals	$110,145	$76,431	$46,877	$-	$235,404	$468,857
Cumulative total for RSL	$110,145	$186,576	$233,453	$233,453

Interest rate sensitivity gap	$63,734	$16,555	$137,405	$8,762
Cumulative GAP	$63,734	$80,289	$217,694	$226,456

RSA divided by RSL (cumulative)	157.86%	143.03%	193.25%	197.00%
Cumulative GAP / total assets	13.59%	17.12%	46.43%	48.30%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2010:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

October 1, 2010 - October 31, 2010	-	$-	368,354
November 1, 2010 - November 30, 2010	-	$-	368,354
December 1, 2010 - December 31, 2010	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	27

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	28

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	29

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	February 11, 2011	By:	/s/ S. Leslie Jewett
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)