Form 10-Q
period 2011-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2011-05-12
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                           March 31, 2011

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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of May 6, 2011 was 10,417,597.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Cash and due from banks	$85,451	$73,988
Available-for-sale investment securities	63,802	67,954
Investment securities	3,680	4,020
Net receivables	4,490	2,302
Property acquired for transactions in process	19,684	26,845
Leases and loans:
Leases	224,417	195,067
Commercial loans	99,082	66,931
Allowance for credit losses	(5,259)	(4,204)
Net investment in leases and loans	318,240	257,794

Net property on operating leases	1,114	1,242
Income taxes receivable	3,054	3,816
Other assets	1,137	1,304
Discounted lease rentals assigned to lenders	9,972	14,337
	$510,624	$453,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,316	$905
Accrued liabilities	3,309	2,657
Demand and money market deposits	77,199	65,934
Time certificates of deposit	184,891	139,988
Short-term borrowings	10,000	-
Long-term borrowings	-	10,000
Lease deposits	2,911	4,000
Non-recourse debt	9,972	14,337
Deferred income taxes – including income taxes payable, net	23,959	17,233
	314,557	255,054

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,302,165 (March 2011) and 10,240,202 (June 2010) issued and outstanding	103	102
Additional paid in capital	1,843	1,224
Retained earnings	192,677	194,543
Other comprehensive income, net of tax	1,444	2,679
	196,067	198,548
	$510,624	$453,602

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Direct finance and loan income	$5,992	$5,519	$16,844	$17,002
Investment interest income	914	1,066	2,509	3,740
Total direct finance, loan and interest income	6,906	6,585	19,353	20,742

Interest expense
Deposits	829	1,042	2,510	3,729
Borrowings	52	52	158	193
Net direct finance, loan and interest income	6,025	5,491	16,685	16,820
Provision for credit losses	250	-	1,025	350

Net direct finance, loan and interest income
after provision for credit losses	5,775	5,491	15,660	16,470

Non-interest income
Operating and sales-type lease income	333	373	1,578	1,393
Gain on sale of leases, loans and leased property	1,780	1,022	2,527	1,508
Realized gain on sale of investment securities	940	-	2,342	3,436
Other fee income	190	197	590	681
Total non-interest income	3,243	1,592	7,037	7,018

Gross profit	9,018	7,083	22,697	23,488

Non-interest expenses
Compensation and employee benefits	2,261	2,035	6,464	6,186
Occupancy	238	232	712	698
Professional services	136	126	377	374
Other	460	485	1,503	1,450
Total non-interest expenses	3,095	2,878	9,056	8,708

Earnings before income taxes	5,923	4,205	13,641	14,780

Income taxes	2,266	1,609	5,218	5,654

Net earnings	$3,657	$2,596	$8,423	$9,126

Basic earnings per common share	$0.36	$.25	$0.82	$.90

Diluted earnings per common share	$0.35	$.25	$0.81	$.89

Dividends declared per common share outstanding	$-	$-	$1.00	$.60

Weighted average common shares outstanding	10,301	10,204	10,276	10,187

Diluted common shares outstanding	10,394	10,316	10,368	10,294

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$8,423	$9,126
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	1,025	350
Depreciation and net amortization (accretion)	(2,050)	(1,561)
Gain on sale of leased property and sales-type lease income	(1,264)	(261)
Net gain recognized on investment securities	(2,342)	(3,436)
Deferred income taxes	7,458	(270)
Decrease in income taxes receivable	762	3,696
Net increase (decrease) in accounts payable and accrued liabilities	2,063	(3,712)
Other, net	(3,424)	59
Net cash provided by operating activities	10,651	3,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(213,380)	(102,261)
Payments received on lease receivables and loans	158,799	131,243
Proceeds from sales of leased property and sales-type leases	4,336	3,226
Purchase of investment securities	(24,346)	(21,660)
Pay down on investment securities	2,841	288
Proceeds from sale of investment securities	25,950	68,796
Net decrease (increase) in other assets	113	(385)
Net cash (used for) provided by investing activities	(45,687)	79,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	44,903	(11,884)
Net increase (decrease) in demand and money market deposits	11,265	(4,212)
Net decrease in short-term borrowings	-	(35,444)
Payments to repurchase common stock	-	(305)
Dividends to stockholders	(10,289)	(6,112)
Proceeds from exercise of stock options	620	1,014
Net cash provided by (used for) financing activities	46,499	(56,943)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,463	26,295
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,988	55,217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,451	$81,512

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(4,365)	$9,217
Estimated residual values recorded on leases	$(2,832)	$(5,042)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine month period for:
Interest	$2,712	$4,049
Income Taxes	$869	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Nine months ended March 31, 2010

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

Comprehensive income
Net earnings	-	-	-	9,126	-	9,126
Unrealized gain on investment securities, net of tax	-	-	-	-	3,256	3,256
Reclassification adjustment – realized gains on
investment securities included in
net income, net of tax	-	-	-	-	(2,122)	(2,122)
Total comprehensive income						10,260

Shares issued - Stock options exercised	104,974	1	1,013	-	-	1,014

Shares repurchased	(25,654)	-	(305)	-	-	(305)

Dividends declared	-	-	-	(6,112)	-	(6,112)

Balance, March 31, 2010	10,225,105	$102	$1,103	$192,542	$2,486	$196,233

Nine months ended March 31, 2011

Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

Comprehensive income
Net earnings	-	-	-	8,423	-	8,423
Unrealized gain on investment securities, net of tax	-	-	-	-	211	211
Reclassification adjustment – realized gains on
investment securities included in
net income, net of tax	-	-	-	-	(1,446)	(1,446)
Total comprehensive income						7,188

Shares issued - Stock options exercised	61,963	1	619	-	-	620

Dividends declared	-	-	-	(10,289)	-	(10,289)

Balance, March 31, 2011	10,302,165	$103	$1,843	$192,677	$1,444	$196,067

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2011 and the statements of earnings, cash flows and stockholders’ equity for the three and nine-month periods ended March 31, 2011 and 2010. The results of operations for the three and nine month period ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2011.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 amends ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors” existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider,” but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2011, the Company has one stock option plan, which is more fully described in Note 13 in the Company’s 2010 Annual Report on Form 10-K.  The Company has not awarded any new grants since fiscal 2004 and has not recognized compensation expense related to unvested shares since September 2008.

The following table summarizes the stock option activity for the periods indicated:
	Nine months ended March 31, 2011		Nine months ended March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	219,722	$7.90	344,038	$8.49
Exercised	(61,963)	10.01	(104,974)	9.66
Cancelled/expired	-	-	-	-
Options outstanding and exercisable at end of period	157,759	$7.08	239,064	$7.98

As of March 31, 2011
Options exercisable and outstanding
Range of Exercise prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 5.20 - $ 7.80	115,432	0.07	$5.20
9.96 - 12.49	42,327	1.77	12.17
$ 5.20 - $12.49	157,759	0.53	$7.07

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale at March 31, 2011.  There were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, municipal bonds, U.S. Treasury Securities, mutual fund investments and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate and municipal bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input).  U.S. Treasury Securities, equity investments and mutual funds are valued by reference to the market closing or last trade price (Level 1 inputs).  In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010:
(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2011
Corporate bonds	$61,208	$-	$61,208	$-
Municipal bonds	879	-	879	-
Mutual fund investment	1,202	1,202	-	-
Equity investment	513	513	-	-
	$63,802	$1,715	$62,087	$-

As of June 30, 2010
U.S. Treasury Securities	$11,086	$11,086	$-	$-
Corporate bonds	53,529	-	53,529	-
Mutual fund investments	3,339	3,339	-	-
	$67,954	$14,425	$53,529	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at March 31, 2011 and June 30, 2010.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2011, and June 30, 2010, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying fair value of the Company’s assets.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost.  Values for investments and available-for-sale securities are determined as set forth in Note 4.  The fair value of loan participations traded in the secondary market is based upon current bid prices in such market at the measurement date.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for instruments of similar maturity.

The estimated fair values of financial instruments were as follows:

	March 31, 2011		June 30,2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$85,451	$85,451	$73,988	$73,988
Investments	3,680	3,728	4,020	4,083
Securities available-for-sale	63,802	63,802	67,954	67,954
Commercial loans	97,010	97,198	65,409	65,532
Financial Liabilities:
Demand and savings deposits	77,199	77,199	65,934	65,934
Time certificate of deposits	184,891	185,200	139,988	140,764
Short-term borrowings	10,000	10,129	-	-
Long-term borrowings	$-	$-	$10,000	$10,124

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	March 31, 2011		June 30, 2010
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,422	1,422	1,604	1,604
Mortgage-backed investments	603	651	761	824
	$3,680	$3,728	$4,020	$4,083

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost, fair value, and carrying value of securities at March 31, 2011 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Corporate bonds	$58,975	$2,233	$61,208	$61,208
Municipal bonds	872	7	879	879
Mutual fund investment	1,306	(104)	1,202	1,202
Equity investment	422	91	513	513
Total securities available-for-sale	$61,575	$2,227	$63,802	$63,802

The amortized cost, fair value, and carrying value of securities at June 30, 2010 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
U.S. Treasury securities	$10,147	$939	$11,086	$11,086
Corporate bonds	50,910	2,619	53,529	53,529
Mutual fund investments	2,702	637	3,339	3,339
Total securities available-for-sale	$63,759	$4,195	$67,954	$67,954

At June 30, 2010, securities with carrying values of $11.4 million were pledged to secure $10.0 million borrowed from the FHLB.  At March 31, 2011, there were no securities pledged.

The amortized cost and estimated fair value of available-for-sale securities at March 31 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$11,357	$11,557
Due after one year but less then 5 years	48,490	50,531
Due after five years	-	-
No stated maturity	1,728	1,714
Total securities available-for-sale	$61,575	$63,802

Gross realized gains and gross realized losses on investment securities are summarized below. During the nine months ended March 31, 2011, the Company realized gains of $2.3 million on the sale of U.S. Treasury securities, mutual fund investments and the exercise of a call provision on a corporate bond. Proceeds from the sales and call were $25.9 million.  During the nine months ended March 31, 2010, the Company realized a gain of $3.5 million on the sale of its investment in trust-preferred securities and U.S. Agency collateralized mortgage obligations. Proceeds from the sales were $66.2 million. During the nine months ended March 31, 2010, the Company realized a loss of $27,000 on the sale of an equity investment and a corporate bond for proceeds of $2.6 million. These net gains are recognized using the specific identification method and are included in non-interest income.

	Nine months ended
	March 31
	2011	2010
	(in thousands)
Gross realized gains	$2,342	$3,463
Gross realized losses	-	(27)
Total	$2,342	$3,436

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at March 31, 2011, an investment for which an other-than-temporary impairment already has been recognized.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At March 31, 2011
Mutual fund investment	(104)	1,202			(104)	1,202
Total	$(104)	$1,202			$(104)	$1,202

The Company did not have any unrealized losses on available-for-sale securities at June 30, 2010.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At March 31, 2011 and June 30, 2010, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	March 31, 2011	June 30, 2010
	(in thousands)
Minimum lease payments receivable	$230,177	$197,341
Estimated residual value	17,214	16,490
Less unearned income	(22,974)	(18,764)
Net investment in leases before allowances	224,417	195,067
Less allowance for lease losses	(3,071)	(2,569)
Less valuation allowance for estimated residual value	(116)	(113)
Net investment in leases	$221,230	$192,385

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income includes the offset of initial direct costs of $4.2 million at March 31, 2011 and $4.5 million at June 30, 2010.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	March 31, 2011	June 30, 2010
	(in thousands)
Commercial term loans	$79,942	$54,242
Commercial real estate loans	16,538	11,735
Revolving lines of credit	3,834	2,350
Total commercial loans	100,314	68,327
Less unearned income and discounts	(1,232)	(1,396)
Less allowance for loan losses	(2,072)	(1,522)
Net commercial loans	$97,010	$65,409

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

NOTE 10 – CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

In accordance with ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” the following tables provide information on the credit profile of the components of the portfolio and allowance for credit losses related to “financing receivables” as defined under ASU 2010-20.  This disclosure on “financing receivables” covers the Company’s direct finance and sales-type leases and all commercial loans, but does not include operating leases, transactions in process or residual values.  The portfolio is disaggregated into segments and classifications appropriate for assessing and monitoring the portfolios’ risk and performance. This disclosure does not encompass all risk assets or the entire allowance for credit losses.

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

Substandard – Are inadequately protected by the paying capacity of the obligor or of the collateral, if any. Substandard credits have a well-defined weakness that jeopardize the liquidation of the debt or indicate the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Based on current information and events, collection of all amounts due according to the contractual terms of the lease or loan agreement is considered highly questionable and improbable.

The risk classification of financing receivables by portfolio class is as follows:
		Education
		Government	Commercial	Commercial	Total
(in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of March 31, 2011:
Pass	$105,176	$85,694	$82,598	$4,938	$278,406
Special Mention	12,864	2,010	-	-	14,874
Substandard	3,109	1,109	-	11,546	15,764
Doubtful	339	2	-	-	341
	$121,488	$88,815	$82,598	$16,484	$309,385
Non-accrual	$686	$8	$-	$-	$694

As of June 30, 2010:
Pass	$76,861	$77,273	$53,946	$-	$208,080
Special Mention	19,462	3,554	-	-	23,016
Substandard	2,287	2,127	1,257	11,732	17,403
Doubtful	102	27	-	-	129
	$98,712	$82,981	$55,203	$11,732	$248,628
Non-accrual	$550	$42	$-	$-	$592

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	30-89	Than	Total		Financing	Days &
(in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of March 31, 2011:
Commercial Leases	$866	$686	$1,552	$119,936	$121,488	$-
Education, Government, Non-profit Leases	2,291	8	2,299	86,516	88,815	-
Commercial and Industrial Loans	-	-	-	82,598	82,598	-
Commercial Real Estate Loans	-	-	-	16,484	16,484	-
	$3,157	$694	$3,851	$305,534	$309,385	$-

As of June 30, 2010:
Commercial Leases	$-	$366	$366	$98,346	$98,712	$-
Education, Government, Non-profit Leases	-	417	417	82,564	82,981	375
Commercial and Industrial Loans	-	-	-	55,203	55,203	-
Commercial Real Estate Loans	-	-	-	11,732	11,732	-
	$-	$783	$783	$247,845	$248,628	$375

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

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of March 31, 2011 and 2010:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of March 31, 2011:
Allowance for lease and loan losses
Balance beginning of period	$1,772	$797	$1,321	$201	$4,091
Charge-offs	(3)	(49)	-	-	(52)
Recoveries	-	129	-	-	129
Provision	425	-	240	310	975
Balance end of period	$2,194	$877	$1,561	$511	$5,143

Individually evaluated for impairment	$841	$97	$-	$-	$938
Collectively evaluated for impairment	1,353	780	1,561	511	4,205
Total ending allowance balance	$2,194	$877	$1,561	$511	$5,143

Finance receivables
Individually evaluated for impairment	$5,024	$794	$-	$-	$5,818
Collectively evaluated for impairment	116,464	88,021	82,598	16,484	303,567
	$121,488	$88,815	$82,598	$16,484	$309,385

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of March 31, 2010:
Allowance for lease and loan losses
Balance beginning of period	$2,342	$781	$1,071	$201	$4,395
Charge-offs	(44)	-	-	-	(44)
Recoveries	32	42	-	-	74
Provision	-	100	250	-	350
Balance end of period	$2,330	$923	$1,321	$201	$4,775

Individually evaluated for impairment	$1,187	$157	$-	$-	$1,344
Collectively evaluated for impairment	1,142	767	1,321	201	3,431
Total ending allowance balance	$2,329	$924	$1,321	$201	$4,775

Finance receivables
Individually evaluated for impairment	$7,276	$746	$-	$-	$8,022
Collectively evaluated for impairment	95,608	85,342	47,742	11,791	240,483
Total ending finance receivable balance	$102,884	$86,088	$47,742	$11,791	$248,505

NOTE 11 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by time certificates of deposit.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At March 31, 2011, CalFirst Bank had unused borrowing availability of approximately $71.1 million with the FRB and $2.6 million with the FHLB.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  The $10.0 million long-term debt reported at June 30, 2010 that matures on January 12, 2012 was reclassified to short term debt at March 31, 2011, with the weighted average interest rate of 2.07% at March 31, 2011 and June 30, 2010.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2011 and 2010:

	CalFirst	CalFirst	Bancorp and
	Leasing	Bank	Eliminating Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2011
Net direct finance, loan and interest income
after provision for credit losses	$2,372	$3,355	$48	$5,775
Non-interest income	2,953	290	-	3,243
Gross profit	$5,325	$3,645	$48	$9,018
Net earnings	$2,092	$1,694	$(129)	$3,657

Quarter ended March 31, 2010
Net direct, loan and interest income
after provision for credit losses	$2,433	$2,850	$208	$5,491
Other income	1,459	133	-	1,592
Gross profit	$3,892	$2,983	$208	$7,083
Net income	$1,166	$1,393	$37	$2,596

	CalFirst	CalFirst	Bancorp and
	Leasing	Bank	Eliminating Entries	Consolidated
	(in thousands)
Nine months ended March 31, 2011
Net direct finance, loan and interest income
after provision for credit losses	$6,304	$9,121	$235	$15,660
Non-interest income	5,113	1,869	55	7,037
Gross profit	$11,417	$10,990	$290	$22,697
Net earnings	$3,420	$5,148	$(145)	$8,423

Nine months ended March 31, 2010
Net direct, loan and interest income
after provision for credit losses	$7,576	$8,208	$686	$16,470
Other income	3,132	3,888	(2)	7,018
Gross profit	$10,708	$12,096	$684	$23,488
Net income	$2,889	$6,079	$158	$9,126

Total assets at March 31, 2011	$140,727	$371,094	$(1,197)	$510,624
Total assets at March 31, 2010	$139,482	$291,629	$16,453	$447,564

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. CalFirst Leasing and CalFirst Bank focus on leasing and financing capital assets through centralized marketing programs designed to offer cost-effective leasing alternatives. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, purchases participations in commercial loan syndications and provides commercial loans to businesses, including real estate based and revolving lines of credit.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

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

Net earnings for the third quarter of fiscal 2011 were up 41% to $3.7 million from net earnings of $2.6 million for the third quarter of fiscal 2010 primarily due to a large gain recognized on the sale of investment securities along with a meaningful gain from the sale of property on a lease reaching the end of term.  Apart from these increases in non-interest income, third quarter results reflected a 5% increase in net direct finance, loan and interest income after the provision for credit losses as a result growth in the loan and lease portfolios and reduction in interest expense.

New lease bookings during the third quarter of fiscal 2011 of $27.8 million were 22% ahead of the prior year level, but with commercial loan bookings flat, total loan and lease bookings for the quarter increased 20% to $33.5 million. For nine months ended March 31, 2011, total lease and loan bookings of $199.2 million were 89% above the first nine months of fiscal 2010 and contributed to a 23% growth in the net investment in leases and loans to $318.2 million at March 31, 2011 from $257.8 million at June 30, 2010.  New lease and loan originations for the third quarter of fiscal 2011 were 22% lower than the third quarter of fiscal 2010, but for the nine months ended March 31, 2011, total originations were up 30% from the same period of the prior year.  As a result, the estimated backlog of approved lease and loan commitments of $105 million at March 31, 2011 is up from $95 million at December 31, 2010 and 22% above March 31, 2010.

During the first nine months of fiscal 2011, the average investment in commercial loans increased by 33% and contributed to a 45% growth in commercial loan income to $4.5 million. Commercial loan participations accounted for approximately 38% of fiscal 2011 originations, but loans represent only 15% of third quarter originations and 17% of backlog. Of the consolidated investment in commercial loans at March 31, 2011, CalFirst Bank holds $88.6 million, or 91%. While the lower commercial loan backlog is due in part to less favorable market conditions, it also reflects the impact of CalFirst Bank’s primary regulator advising the Bank to limit the scope and volume of its commercial loan business pending the receipt of the regulator’s no objection to the Bank’s continued development of the commercial loan portfolio. The Bank still has not received the written determination of no objection to the Bank’s plan and as a result, the ability of the Bank to continue to expand its commercial loan portfolio is unclear and subject to restrictions imposed by its regulator. The Company cannot predict when or how this issue may be resolved, but currently does not expect commercial loan growth to continue at the pace realized during the first nine months of fiscal 2011.

Consolidated Statement of Earnings Analysis

Summary -- For the third quarter ended March 31, 2011, net earnings of $3.7 million increased $1.1 million, or 40.1%, from $2.6 million for the third quarter ended March 31, 2010.  For the first nine months of fiscal 2011, net earnings of $8.4 million decreased $704,000, or 7.7%, compared to the first nine months of fiscal 2010.  Diluted earnings per share increased 39.8% to $0.35 per share for the third quarter of fiscal 2011, compared to $0.25 per share for the third quarter of the prior year.   For the nine months ended March 31, 2011, diluted earnings per share of $0.81 decreased 8.4%, compared to $0.89 per shared for the same prior year period.

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

Net direct finance, loan and interest income was $6.0 million for the quarter ended March 31, 2011, a $534,000, or 9.7%, increase from $5.5 million in the same quarter of the prior year.  Total direct finance, loan and interest income for the third quarter ended March 31, 2011 increased 4.9% to $6.9 million from $6.6 million earned during the third quarter of fiscal 2010. The increase was primarily due to a 30%, or $325,000, increase in commercial loan income and 3% increase in direct finance income, offset by a 14%, or $152,000,decrease in investment income. Commercial loan income reflected a 58% growth in average loan balances that offset a 121 basis point drop in average yields. The decline in investment income was due to a 21% drop in average investment balances to $121.6 million that offset a 24 basis point improvement in yields.  The average yield on leases held in the Company’s own portfolio decreased 52 basis points to 8.2% while the combined yield on loans and leases decreased 87 basis points to 7.4%.  During the third quarter of fiscal 2011, interest expense on deposits and borrowings decreased by $213,000 to $881,000, reflecting a 11% increase in average deposit and borrowing balances to $244.6 million, offset by a 55 basis point decrease in average interest rates paid to 1.4%.

For the nine months ended March 31, 2011, net direct finance, loan and interest income was $16.7 million, a less than 1% decrease from the $16.8 million earned during the same period of the prior year.  Total direct finance, loan and interest income of $19.4 million was down 7% from $20.7 million for the first nine months of the prior year. The decrease was due to a $1.5 million, or 11%, decline in direct finance income and $1.2 million, or 33%, decline in investment income, which were offset only partly by a  $1.4 million, or 45%, increase in income earned on the commercial loan portfolio. For the nine months ended March 31, 2011, average commercial loan balances of $93 million were up 33% and the average yield increased 52 basis points to 6.4%. While the investment in leases remained relatively flat, the average yield earned on leases decreased by 116 basis points to 8.03%. The decline in investment income for the first nine months of fiscal 2011 included both a decline in average yield of 41 basis points to 2.59% and 22% decline in average investment balances to $129.4 million.  For the nine months ended March 31, 2011, interest expense on deposits and borrowings decreased by $1.3 million to $2.7 million, reflecting a 5% decrease in average balances and a 61 basis point decrease in average rates paid.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2011 vs 2010			March 31, 2011 vs 2010
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$435	$(287)	$148	$254	$(1,796)	$(1,542)
Commercial loans	634	(309)	325	1,024	360	1,384
Discounted lease rentals	(83)	-	(83)	50	7	57
Investment securities	(173)	29	(144)	(1,299)	70	(1,229)
Interest-earning deposits with banks	(9)	1	(8)	(2)	-	(2)
	804	(566)	238	27	(1,359)	(1,332)
Interest expense
Non-recourse debt	(83)	-	(83)	50	7	57
Demand and money market deposits	14	(26)	(12)	(9)	(149)	(158)
Time deposits	115	(316)	(201)	72	(1,133)	(1,061)
Borrowings	-	-	-	(113)	78	(35)
	46	(342)	(296)	-	(1,197)	(1,197)
Net direct finance, loan and interest income	$758	$(224)	$534	$27	$(162)	$(135)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(in thousands)	March 31, 2011			March 31, 2010
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$57,316	$25	0.2%	$77,106	$33	0.2%
Investment securities	64,274	889	5.5%	77,264	1,033	5.3%
Commercial loans	101,700	1,424	5.6%	64,502	1,099	6.8%
Net investment in leases, including
discounted lease rentals (1,2)	232,996	4,713	8.1%	219,138	4,648	8.5%
Total interest-earning assets	456,286	7,051	6.2%	438,010	6,813	6.2%
Other assets	27,000			14,792
	$483,286			$452,802

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$71,712	179	1.0%	$66,891	191	1.1%
Time deposits	162,937	650	1.6%	143,501	851	2.4%
FHLB borrowing	10,000	52	2.1%	10,000	52	2.1%
Non-recourse debt	10,562	145	5.5%	16,605	228	5.5%
Total interest-bearing liabilities	255,211	1,026	1.6%	236,997	1,322	2.2%
Other liabilities	33,718			21,178
Shareholders' equity	194,357			194,627
	$483,286			$452,802

Net direct finance, loan and interest income		$6,025			$5,491
Net direct finance, loan and interest income
to average interest-earning assets			5.3%			5.0%
Average interest-earning assets over
average interest-bearing liabilities			178.8%			184.8%

	Nine months ended			Nine months ended
	March 31, 2011			March 31, 2010
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$66,723	$94	0.2%	$68,178	$96	0.2%
Federal funds sold	-	-	0.0%	1,200	-	0.0%
Investment securities	62,683	2,415	5.1%	97,397	3,644	5.0%
Commercial loans	93,004	4,451	6.4%	69,724	3,067	5.9%
Net investment in leases, including
discounted lease rentals (1,2)	217,685	12,881	7.9%	212,756	14,366	9.0%
Total interest-earning assets	440,095	19,841	6.0%	449,255	21,173	6.3%
Other assets	34,299			23,815
	$474,394			$473,070

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$69,051	504	1.0%	$70,017	662	1.3%
Time deposits	153,839	2,006	1.7%	150,281	3,067	2.7%
FHLB borrowing	10,000	158	2.1%	24,178	193	1.1%
Non-recourse debt	11,886	488	5.5%	10,637	431	5.4%
Total interest-bearing liabilities	244,776	3,156	1.7%	255,113	4,353	2.3%
Other liabilities	31,640			23,217
Shareholders' equity	197,978			194,740
	$474,394			$473,070

Net direct finance, loan and interest income		$16,685			$16,820
Net direct finance, loan and interest income
to average interest-earning assets			5.1%			5.0%
Average interest-earning assets over
average interest-bearing liabilities			179.8%			176.1%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $11.9 million and $10.6 million at March 31, 2011 and 2010, respectively, offset each other and do not contribute to the Company’s net direct finance, loan and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses  -- The Company recorded a provision for credit losses of $250,000 in the third quarter of fiscal 2011, compared to no provision recorded in the third quarter of fiscal 2010.  For the nine-month period ended March 31, 2011, the provision was $1.0 million compared to a provision of $350,000 for the same period of the prior fiscal year.  The provision for credit losses in the third quarter of fiscal 2011 related to the deterioration of the credit outlook for certain customers, while the larger provision made during the first nine months of fiscal 2011 related to both growth and change in the credit profile within the commercial loan and lease portfolios.

Non-interest Income  -- Total non-interest income for the quarter ended March 31, 2011 increased by $1.7 million, or 104%, to $3.2 million, compared to $1.6 million for the same quarter of the prior fiscal year.  Included in non-interest income during the third quarter of fiscal 2011 was an $835,000 increase in income realized from the sale of leased property mainly due to one large lease reaching the end of term.  Also contributing to the increase in non-interest income was a gain realized from the sale of investment securities of $940,000.

For the nine months ended March 31, 2011, total non-interest income of $7.0 million was unchanged from the nine months ended March 31, 2010, however the first nine months of fiscal 2011 includes gains from the sale of investment securities of $2.3 million compared to investment gains of $3.4 million for the first nine months of fiscal 2010. Excluding the gains realized on the sale of investment securities from both periods, non-interest income for the nine months ended March 31, 2011 was up 31%. The increase in other income related to higher profits from the sale and re-lease of property on lease transactions reaching the end of term, offset in part by lower income from the sale of leases.

Non-interest Expense – Non-interest expenses for the third quarter of fiscal 2011 of $3.1 million were up 8% from $2.9 million reported for the third quarter of the prior year, while non-interest expenses for the first nine months of fiscal 2011 increased 4% to $9.1 million, compared to $8.7 million reported for the first nine months of the prior year.  The increase in expenses during both periods is primarily due to higher compensation expenses recognized related to the sales organization.

Taxes – Income taxes were accrued at a tax rate of 38.25% for the quarters ended and nine months ended March 31, 2011 and 2010 representing the estimated annual tax rate for the fiscal years ending June 30, 2011 and 2010, respectively.

Financial Condition Analysis

Consolidated total assets at March 31, 2011 of $510.6 million were up 12.6% from $453.6 million at June 30, 2010. The change in total assets includes a $31.6 million or 48% increase in the commercial loan portfolio to $97.0 million and a $28.8 million or 15% increase in the net investment in leases to $221.2 million, offset by a $7.2 million decrease in property acquired for transaction-in-process to $19.7 million.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first nine months ended March 31, 2011, approximately 99% of the total dollar amount of new leases booked by the Company were held in its own portfolios, compared to 83% during the first nine months of fiscal 2010.  The $28.8 million increase in the Company’s net investment in leases at March 31, 2011 includes a $28.1 million increase in the investment in lease receivables and an increase of $736,000 in the estimated residual values, with almost all the growth in leases related to third-party lease purchases.   The $31.6 million growth in the Company’s commercial loan portfolio reflected the addition of new commercial loan participations of $73.9 million that were offset by loan payoffs or repayments aggregating to $42.3 million.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2011, the Company’s investment in property acquired for transactions in process of $19.7 million related to approximately $79.4 million of approved lease commitments.  This investment in transactions in process decreased $7.2 million from $26.8 million at June 30, 2010, which related to direct lease commitments of $85.5 million, and was up from $10.5 million at March 31 2010, which related to direct lease commitments of $64.9 million. In addition to the direct lease commitments, the Company had unfunded lease purchase commitments of $7.9 million and commitments related to unused lines of credit of $17.5 million.

The Company monitors the performance of all leases and loans held in its own portfolio, transactions in process, as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to those leases. An ongoing review of all leases and loans ten or more day’s delinquent is conducted. Leases and loans that are delinquent with the Company or an assignee are coded in the Company’s accounting and tracking systems in order to provide management visibility, periodic reporting, and appropriate reserves. The accrual of interest income on leases and loans generally will be discontinued when the lease or loan becomes ninety days or more past due on its payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubts about the ability of the customer to meet its obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors.

 The following table summarizes the Company’s non-performing leases and loans.

	March 31, 2011	June 30, 2010
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases (including residual)	$866	$789
Restructured leases and loans	7,866	8,150
Leases past due 90 days (other than above, including residual)	-	411
Total non-performing capital leases and loans	$8,732	$9,350
Non-performing assets as % of net investment
in leases and loans before allowances	2.7%	3.6%

The decline in non-performing leases and loans at March 31, 2011 from June 30, 2010 is primarily due to having no accrual leases over 90 days past due. The restructured lease and loan balance for both periods includes a loan and lease with one customer with an aggregate balance of approximately $7.8 million. This relationship was current with its restructured payments at March 31, 2011 and the transactions remain on an accrual basis. In addition to the non-performing leases and loans identified above, there was $8.6 million of investment in leases and loans at March 31, 2011 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Nine months ended
	March 31,
	2011	2010
	(dollars in thousands)
Property acquired for transactions in process before allowance	$19,977	$10,716
Net investment in leases and loans before allowance	323,499	261,479
Net investment in “risk assets”	$343,476	$272,195

Allowance for credit losses at beginning of period	$4,467	$4,830
Charge-off of lease receivables	(52)	(74)
Recovery of amounts previously written off	132	44
Provision for credit losses	1,025	350
Allowance for credit losses at end of period	$5,572	$5,150

Components of allowance for credit losses:
Allowance for lease losses	$3,187	$3,365
Allowance for loan losses	2,072	1,522
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	293	243
	$5,572	$5,150
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.7%	2.0%
Allowance for credit losses as a percent of net investment in “risk assets”	1.6%	1.9%

The allowance for credit losses increased $1.1 million to $5.6 million (1.7% of net investment in leases and loans before allowances) at March 31, 2011 from $4.5 million (1.7% of net investment in leases and loans before allowances) at June 30, 2010. This allowance consisted of $1.3 million allocated to specific accounts that were identified as problems and $4.2 million that was available to cover losses inherent in the portfolio. This compared to $1.0 million allocated to specific accounts at June 30, 2010 and $3.4 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at March 31, 2011 primarily relates to the addition of specifically identified substandard leases.  The Company considers the allowance for credit losses of $5.6 million at March 31, 2011 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $63.8 million as of March 31,2011, compared with $68.0 million at June 30, 2010.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at March 31, 2011 and June 30, 2010 are as follows:

	As of March 31, 2011		As of June 30, 2010
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$58,975	$61,208	$50,910	$53,529
Municipal bonds	872	879	-	-
U.S. Treasury securities	-	-	10,147	11,086
Mutual fund investment	1,306	1,202	2,702	3,339
Equity investment	422	513	-	-
Total securities available-for-sale	$61,575	$63,802	$63,759	$67,954

During the first nine months of fiscal 2011, the Company’s portfolio of securities available-for-sale declined $4.2 million primarily due to the sale of U.S. Treasury securities and the early call of two corporate bonds offset by additional corporate and municipal bond purchases of $15.7 million.  At March 31, 2011, the securities portfolio included an unrealized pre-tax gain of $2.7 million compared to a $4.2 million unrealized pre-tax gain at June 30, 2010.  The weighted average maturity was 2.1 years and the corresponding weighted average yield was 5.11 percent at March 31, 2011.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At March 31, 2011 and June 30, 2010, the Company’s cash and cash equivalents were $85.5 million and $74.0 million, respectively.  Stockholders’ equity at March 31, 2011 was $196.1 million, or 38.4% of total assets, compared to $198.5 million, or 43.8% of total assets, at June 30, 2010.  At March 31, 2011, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $262.1 million at March 31, 2011, compared to $204.8 million at March 31, 2010 and $205.9 million at June 30, 2010. The $57.3 million increase from March 31, 2010 was used to fund leases, and loans, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2011 and 2010:

	Nine months ended March 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest-bearing demand deposits	$1,414	n/a	$1,587	n/a
Interest-bearing demand deposits	446	0.50%	113	0.50%
Money market deposits	68,605	0.97%	69,904	1.26%
Time deposits less than $100,000	54,426	1.88%	67,401	2.78%
Time deposits, $100,000 or more	$99,413	1.66%	$82,880	2.67%

The following table shows the maturities of certificates of deposits at the dates indicated:
	March 31, 2011
	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$12,973	$22,642
3 - 6 months	8,831	21,859
6 - 12 months	22,148	54,696
Over 12 months	13,301	28,441
	$57,253	$127,638

The Bank has entered into borrowing agreements with the Federal Home Loan Bank of San Francisco to take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had an outstanding balance of $10.0 million under the Federal Home Loan Bank agreement at March 31, 2011, now classified as short-term, at a borrowing cost of 2.07%.  The principal amount of the short-term FHLB advance matures on January 12, 2012.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities, time certificates of deposit and qualifying commercial loans, with $2.6 million available under the agreement as of March 31, 2011.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at March 31, 2011, with the unused borrowing availability at approximately $71.1 million.  The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2011, the Company had outstanding non-recourse debt aggregating $10.0 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At March 31, 2011, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2012.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of March 31, 2011.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2011. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.
	Due by Period
(in thousands)		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
Commercial loan and lease purchase commitments	$25,337	$25,337	$-	$-
Lease property purchases (1)	58,044	58,044	-	-
FHLB Borrowings	10,000	10,000	-
Operating lease rental expense	2,979	809	2,170	-
Total contractual commitments	$96,360	$94,190	$2,170	$-

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

At March 31, 2011, the Company had $88.2 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $347.7 million consists of leases with fixed rates and loans with variable rates, however, $194.5 million of such investment is due or will reprice within one year of March 31, 2011. Of the $67.5 million investment in securities, $13.3 million mature within twelve months. This compares to interest bearing deposit liabilities and FHLB borrowing of $272.1 million, of which $229.5 million mature within one year. Based on the foregoing, at March 31, 2011 the Company had assets of $293.2 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $229.5 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at March 31, 2011 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, including the protection provided by interest rate floors incorporated into a number of commercial loans. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity
			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$ 85,451	$ -	$ -	$ -	$ -	$ 85,451
Investment securities	2,715	10,556	50,531	3,680	-	67,482
Net investment in leases	20,063	83,564	139,609	4,155	(26,161)	221,230
Commercial loans	90,891	-	9,423	-	(3,304)	97,010
Non-interest earning assets	-	-	-	-	39,451	39,451
Totals	$199,120	$ 94,120	$199,563	$ 7,835	$ 9,986	$510,624
Cumulative total for RSA	$199,120	$293,240	$492,803	$500,638

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$ 76,315	$ -	$ -	$ -	$ 884	$ 77,199
Time deposits	35,615	107,534	41,742	-	-	184,891
Borrowings	-	10,000	-	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	42,467	42,467
Stockholders' equity	-	-	-	-	196,067	196,067
Totals	$111,930	$117,534	$ 41,742	$ -	$239,418	$510,624
Cumulative total for RSL	$111,930	$229,464	$271,206	$271,206

Interest rate sensitivity gap	$ 87,190	$(23,414)	$157,821	$ 7,835
Cumulative GAP	$ 87,190	$ 63,776	$221,597	$229,432

RSA divided by RSL (cumulative)	177.90%	127.79%	181.71%	184.60%
Cumulative GAP / total assets	17.08%	12.49%	43.40%	44.93%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2011:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2011 - January 31, 2011	-	$ -	368,354
February 1, 2011 - February 28, 2011	-	$ -	368,354
March 1, 2011- March 31, 2011	-	$ -	368,354
	-	$ -

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: May 12, 2011	BY:	/s/ S. Leslie Jewett
S. LESLIE JEWETT
Chief Financial Officer
(Principal Financial and
Accounting Officer)