Form 10-K
period 2011-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2011-09-28
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File number 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	33-0964185
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

18201 Von Karman Avenue, Suite 800, Irvine, CA  92612
(Address of principal executive offices)
Registrant's telephone number, including area code:	(949) 255-0500
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2010 was $33,060,688.  Number of shares outstanding as of September 15, 2011:  Common Stock 10,417,597.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2011.

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	2-11
Item 1A.	Risk Factors	11-15
Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Company's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17

Item 6.	Selected Financial Data	18

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29-30

Item 8.	Financial Statements and Supplementary Data	31-54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	55

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	56

Item 11.	Executive Compensation	56

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56

Item 13.	Certain Relationships and Related Transactions, and Director Independence	56

Item 14.	Principal Accountant Fees and Services	56

PART IV

Item 15.	Exhibits and Financial Statement Schedules	56-57

Signatures		58

PART I
ITEM 1.  BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”).  The primary business of CalFirst Bank and CalFirst Leasing is leasing and financing capital assets, while CalFirst Bank also participates in the syndicated commercial loans, provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, and offers commercial loans directly to businesses.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.  All banking and other operations are conducted from one central location.

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

Leasing Activities

At June 30, 2011, leases accounted for 70% of the Company’s net investment in leases and loans.  The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets.  The leases are structured individually and can accommodate a variety of our customers’ objectives.  In addition to computer systems and networks, property leased includes automated manufacturing and distribution management systems, production systems, printing presses and warehouse distribution systems.  Telecommunications systems include digital private branch equipment and switching equipment as well as voice over Internet protocol (“VoIP”) systems, wireless networks and satellite tracking systems.  Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software.  Other electronic equipment leased includes ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, and copying equipment.  In addition, the Company leases a wide variety of non-high technology property, including oil and gas production equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture.  Of the leases booked in fiscal 2011, approximately 36% involved computer equipment and software, 15% manufacturing and distribution equipment, 10% medical equipment, 10% furniture and fixtures, 7% yellow equipment, and 6% oil and gas production equipment.

CalFirst Leasing and CalFirst Bank provide leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as government and non-profit entities.  The average size of the lease transactions booked during fiscal 2011 was approximately $535,000, compared with $468,000 during fiscal 2010.  One customer accounted for 9% of the property cost subject to leases booked during fiscal 2011 and another customer accounted for 27% in fiscal 2010, but historically no lessee has represented more than 5% of leases booked in any one year.  Leases primarily are originated directly through a centralized marketing program and direct delivery channels.  The marketing program includes a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and an in-house computer and telecommunication systems.  The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers.  Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets.  The prospect management system and an integrated in-house telecommunications system permit sales management to monitor account executive activity, daily prospect status and pricing information.  The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible to be responsive to customers and prospects.

Leases are generally for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes.  CalFirst Leasing or the Bank retain ownership of the property on leases they originate, and in the event of default by the lessee, they may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property.  Upon the expiration of the leases, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease.  If the original lessee does not exercise the purchase option, once the leased property is returned, CalFirst Leasing or CalFirst Bank will seek to sell the leased property.

Through its lease purchase operations, CalFirst Bank purchases lease receivables on a non-recourse basis from other intermediaries.  All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship.  The Bank generally does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. Periodically, the Bank will purchase a whole lease and assume the role as lessor and take a residual interest in the property subject to such lease. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and secure, that liens have been perfected, and legal documentation has been filed as appropriate. Leases purchased from unaffiliated third parties during fiscal 2011 aggregated to $43.4 million, with $6.3 million, or 15%, including a residual interest in the transaction.

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

Lease Portfolio

During the fiscal years ended June 30, 2011, 2010 and 2009, 99%, 85% and 87%, respectively, of the total dollar amount of new leases completed by the Company were retained in the Company’s portfolios, with 1%, 14% and 12% for fiscal years 2011, 2010 and 2009, respectively, of such leases discounted to unaffiliated financial institutions.  Approximately 50% and 34% of the new leases booked by CalFirst Leasing were assigned to CalFirst Bank in fiscal 2011 and 2010, respectively. Pursuant to bank regulations, CalFirst Bank can purchase no more than 50% of the extensions of credit originated by CalFirst Leasing during the preceding 12 calendar months..

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

The table below present the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2011, 2010 and 2009, respectively.  Of the Bank’s Net Lease Receivable, approximately 46%, 66% and 65%, respectively, represented leases originated directly by the Bank, with 23% of the Bank’s Net Lease Receivables at June 30, 2011 related to purchased leases.

(dollars in thousands)	Years ended June 30,
	2011		2010		2009
	Net Lease	Percent of	Net Lease	Percent of	Net Lease	Percent of
	Receivable	Total	Receivable	Total	Receivable	Total
California First National Bank	$160,847	77%	$115,971	65%	$128,447	63%
California First Leasing	$47,218	23%	$63,153	35%	$75,454	37%

CalFirst Leasing and the Bank often make payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse CalFirst Leasing or the Bank for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2011, 2010, and 2009, the Company’s total investment in property acquired for transactions-in-process amounted to $29.2 million, $26.8 million and $12.4 million, respectively.  Of such amounts, approximately 56%, 86% and 53%, respectively, for each year related to CalFirst Leasing, with the balance held by CalFirst Bank.

Commercial Loans

Commercial loans accounted for 30% of the Company’s net investment in leases and loans at June 30, 2011.  The commercial loan portfolio consists primarily of participations in syndicated transactions originated by other financial institutions, with approximately 13% of the loan portfolio the result of a direct origination effort.  Direct loan origination is targeted primarily to existing Bank and CalFirst Leasing relationships.  These commercial loans are a complementary product leveraging existing relationships and extending customer longevity.  Commercial loan products originated directly include lines of credit, term loans and commercial mortgages, and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit.  Commercial loans originated directly have terms from five to ten years, and priced with both fixed or floating rates.  Commercial loan commitments directly originated as of June 30, 2011 ranged in amount from approximately $1.0 million to $6.2 million.

Syndicated bank loans have structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by all assets to leveraged loans supported by operating cash flow and enterprise valuation.  Loans are priced at variable rates, and generally are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poors or Moody’s Investors Service, respectively, however, $13.1 million, or approximately 14% of the syndicated loan portfolio, relates to companies that are unrated. Credits that the Company characterizes as highly leveraged account for approximately 27% of the syndicated loan portfolio. All syndicated loan transactions have been purchased from major money-center banking institutions and are diversified across industries, with the loans ranging in size from $2.0 million to $7.0 million. At June 30, 2011, the average principal outstanding was  $3.6 million, and the remaining terms were from three to six years.

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

The volume of commercial loan transactions funded during fiscal 2011 was $76.9 million, all of which were purchased under syndication, compared to $18.0 funded during fiscal 2010, of which $17.3 million were purchased under syndication.  Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is expected to be longer and such yields will vary more with changes in market interest rates.

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

An Asset Management (“AM”) group handles the day-to-day management and oversight of the CalFirst Leasing and CalFirst Bank lease portfolios.  The AM group monitors the performance of all leases held in the portfolios, transactions-in-process as well as lease transactions assigned to lenders, if CalFirst Leasing retains a residual investment in the leased property subject to the lease.  The AM group conducts an ongoing review of all leases 10 or more days delinquent.  The AM group contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date.  In the event that payment is not then received, senior management becomes involved.  Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves.  Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained.  To date, the Company has had no delinquent loans. At 90 days past due, leases and loans will be placed on non-accrual status such that interest income no longer accretes into income, unless the Company believes the amounts due are otherwise recoverable.

Allowance for Credit Losses

The allowance for credit losses is an estimate of probable and assessable losses in the Company’s lease and loan portfolios applying the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” and ASC Topic 310-35, “Loan Impairment.”  The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions-in-process.  The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolios.  The primary responsibility for setting reserves resides with executive management at the Bank and the Company who report quarterly to the Company’s Audit Committee and Board of Directors regarding overall asset quality, problem leases and loans and the adequacy of valuation allowances. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by regulators who can order the establishment of additional loss allowances.

The Company individually analyzes the net book value of each non-performing or problem lease and loan to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease or loan payments, additional collateral or residual realization.  The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease or impaired loan.  An analysis of the remaining portfolios is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect the customer’s ability to repay, trends in volume and other factors, including regulatory guidance and current and anticipated economic conditions in the market.  This portfolio analysis includes a stratification of the lease and loan portfolio by risk classification and segments, and estimation of potential losses based on risk classification or segment.  The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio also is factored into the evaluation of inherent risks in the portfolios.  Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease and loan portfolios.  This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or change in business conditions; the judgmental nature of individual credit evaluations and classification, and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for losses, among other factors.  Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as an unallocated allowance.  The level of such unallocated allowance is determined based on a review of prior years’ loss experience, and may vary depending on general market conditions.  The aggregate allowance in any one period is apportioned between allowance for doubtful accounts and allowance for valuation of residual value.

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

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $163.6 million at June 30, 2011 compared to $146.0 million at June 30, 2010.  This investment portfolio consists of interest-earning deposits with banks and short-term money market securities, as well as corporate bonds, Federal Reserve Bank and Federal Home Loan Bank stock and other investments.  The Company is authorized to invest in high-quality United States agency obligations, mortgage backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities.  The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

Customers

Leasing and loan customers include major corporations and middle-market companies, subsidiaries and divisions of Fortune 1000 companies, private and state-related educational institutions, municipalities and other not-for-profit organizations and institutions located throughout the United States.  The Company does not believe the loss of any one customer would have a material adverse effect on its operations taken as a whole.

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

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”).  In addition to the regulation of the Company by the FRB, the Bank is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”).  The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits and the Bank is a member bank within the San Francisco Federal Reserve district.  The Company is also subject to jurisdiction of the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, and through the listing of the common stock on the NASDAQ Global Select Market is subject to the rules of NASDAQ.

The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations.  The primary concern of banking regulation is “Safety and Soundness” with an emphasis on asset quality and capital adequacy.  These laws and regulations also encompasses a broad range of other regulatory concerns including insider transactions, the adequacy of the allowance for credit losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company.  The FRB routinely examines the Company, which exam includes CalFirst Leasing.  The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations.  These examinations are designed for the protection of the Bank’s depositors rather than the Company’s shareholders.  The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. The OCC may impose restrictions or new requirements on the Bank, including, but not limited to, growth limitations, dividend restrictions, individual increased regulatory capital requirements, lease and loan loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on the Bank, the Company or holders of our common stock.  Many banking laws and regulations have undergone significant change in recent years and, given the recent financial crisis in the United States, regulators have increased their oversight of financial institutions and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

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

In connection with its approval of the Company’s purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank.  During fiscal 2006, in light of the Bank’s achievement of profitability, the commitments were modified to include the following on an on-going basis: (i) the Bank and the Company entered into a binding written agreement setting forth the Company’s obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; and (iii) the Company must comply with Reg. W.

In September 2006, the OCC approved a change in the Bank’s original operating plan that provided for the Bank to begin originating commercial loans. In October 2010, the OCC advised the Bank that the scope and volume of its commercial loan business exceeded the forecast provided in July 2006 and therefore is a deviation from the Bank's business plan approved in September 2006. While the Bank does not agree that it deviated significantly from forecasts and documents submitted to the OCC in 2008 and 2009, the Bank submitted an updated plan and request for no objection to its continued development of the commercial loan portfolio. The OCC has not provided a written determination of no objection to the Bank's continued expansion of its commercial loan portfolio and the Bank is currently precluded from expanding its commercial loan commitments. As a result, the Company currently expects that it will be restricted from meaningful loan growth during fiscal 2012.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets.  The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent.  At June 30, 2011 and 2010, the Company exceeded all these requirements.  The Company is not subject to capital adequacy regulations and standards based on an accord of the Basel Committee on Banking Supervision (“BIS II/BIS III”) as they currently stand.

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%.  At June 30, 2011 and 2010, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods.  CalFirst Bank is designated as a wholesale institution for CRA purposes.  To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test.  This includes an assessment of the level and nature of the Bank’s community development lending, investments and services.  The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community.  The CRA also requires that the Bank publicly disclose their CRA ratings.  During fiscal 2008, CalFirst Bank was subjected to a CRA examination and received a “satisfactory” rating on the CRA performance evaluation.  There was no CRA examination for fiscal 2011.

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “2010 Financial Reform Act”), the maximum deposit insurance amount has been increased permanently from $100,000 to $250,000.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  As of January 1, 2009, there are four risk categories, which are distinguished by capital levels and supervisory ratings.  The three capital categories are “well capitalized,” “adequately capitalized,” and “undercapitalized.”  Under the regulations, assessment rates for calendar 2009 ranged from 12 to 16 basis points per $100 of deposits for banks in Risk Category I, to 45 basis points for banks assigned to Risk Category IV.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was collected on September 30, 2009.  In lieu of further special assessments, on November 12, 2009, the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. The Bank prepaid $722,526 of such premium on December 30, 2009 and $389,088 remains as a prepaid balance at June 30, 2011. The expense related to this prepayment is anticipated to be recognized over the next 18 months based on actual calculations of quarterly premiums.  The actual assessment would be applied against the prepaid assessment until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  The FDIC may still increase or decrease the assessment rate in the future, and any such increase could have an adverse impact on the earnings of insured institutions, including the Bank.

In November 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (TLGP), which applies to U.S. depository institutions insured by the FDIC and U.S. bank holding companies.  The Bank elected to participate in the deposit account guarantee component of the TLGP (the “Transaction Account Guarantee”), pursuant to which the FDIC guaranteed all noninterest-bearing transaction accounts in full until December 31, 2010, regardless of the existing deposit insurance limit of $250,000. As a result of the 2010 Financial Reform Act, beginning December 31, 2010 through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

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

The principal source of cash flow to the Company, including cash flow to pay dividends on its common shares, is dividends from its subsidiaries and fees for services rendered to its subsidiaries.  Various statutory and regulatory provisions limit the amount of dividends or fees that may be paid to the Company by the Bank.  In general, the Bank may not declare or pay a dividend to the Company in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years without prior approval of the OCC. The Company has not received any dividends from the Bank to date, and believes CalFirst Leasing and CalFirst Bank have sufficient resources to meet the Company’s requirements.

There are numerous laws, regulations and policies affecting financial services businesses currently in effect and they are continually under review by Congress and state legislatures and federal and state regulatory agencies. The Gramm-Leach-Bliley Act (“Gramm-Leach”) established requirements for financial institutions to provide privacy protections to consumers and notices to customers about its privacy policies and practices.  The USA Patriot Act imposes obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers.  The 2010 Financial Reform Act provides for sweeping financial regulatory reform and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities and affect the competitive balance between banks and other financial intermediaries.  While many of the provisions of the 2010 Financial Reform Act do not impact the existing business of the Bank, the extension of FDIC insurance to all non-interest bearing deposit accounts and the repeal of prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, will likely increase deposit rates to be paid by the Bank in order to retain or grow deposits.  Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

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

Employees

At June 30, 2011, the Company and its subsidiaries had 154 employees, none of whom are represented by a labor union.  The Company believes that its relations with its employees are satisfactory.

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

The Company and the Bank are regulated by governmental entities.  This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole.  Bank regulators can impose restrictions on the ability of the Company to undertake certain business. Following the recent financial crisis, regulators have increased their oversight of banks and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses. The 2010 Financial Reform Act provides for sweeping financial regulatory reform, much of which does not impact the existing business of the Bank, however, the extension of FDIC insurance to all non-interest bearing deposit accounts and the repeal of prohibitions on the payment of interest on demand deposits will likely increase deposit rates to be paid by the Bank in order to retain or grow deposits.  These changes in regulations or policies could affect the Company in substantial and unpredictable ways.  The Company cannot predict whether any additional legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

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

Company Risk Factors

The Company’s allowance for credit losses may not be adequate to cover actual losses.  The Company’s subsidiaries retain approximately 90% of lease transactions and all loans in their own portfolios, which expose the Company to credit risk.  The Company maintains an allowance for credit losses to provide for probable and estimatable losses in the portfolio.  The Company’s allowance for credit losses is based on its historical experience as well industry data, an evaluation of the risks associated with its portfolio, including the size and composition of the lease and loan portfolio, current economic conditions and concentrations within the portfolio.  The allowance for credit losses may not be adequate to cover losses resulting from unanticipated adverse changes in the economy or the financial markets.  If the credit quality of the customer base materially decreases, or if the reserve for credit losses is not adequate, future provisions for credit losses could materially and adversely affect financial results.

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

The Bank’s commercial loan initiative may increase the Company’s risk of losses.  The commercial loan portfolio contains a number of commercial loans with relatively larger balances than its historical lease portfolio. Almost 25% of the commercial loan portfolio is comprised of highly leveraged loans, with 12% of the portfolio rated substandard.  The deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

The Bank’s expanded lease purchase operations may increase the Company’s risk of losses. CalFirst Bank has implemented a program to grow its lease portfolio through the purchase of lease receivables on a non-recourse basis from other banks and finance companies.  The Company seeks to mitigate the risks inherent in this third-party business by adhering to specific underwriting practices, but many of these relationships are new and untested, and the Bank could be exposed to risks not inherent with the lease transactions originated directly or acquired from its affiliates, including unfamiliar documentation and reliance on sales and funding professionals not subject to the Bank’s policies and practices.

Customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries.  At June 30, 2011, approximately 27% of the Company’s net investment in leases and 19% of the total investment in leases and loans was with public and private colleges, universities, elementary and secondary schools located throughout the United States. Hospitals, nursing homes and related medical facilities represented 11% of the total investment in leases and loans while 7% was related to the oil and gas industry. One customer in the consumer products industry accounted for 6% of the investment in capital leases and 4% of investment in leases and loans.

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

The Company may be adversely affected by significant changes in the bank deposit market and interest rates.  CalFirst Bank has grown to represent 73% of the Company’s assets, and bank deposits now exceed $275 million.  As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels.  Time deposits due within one year of June 30, 2011 totaled $143 million.  If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available.  Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

Bank regulators can impose restrictions on the Company’s ability to execute its strategic plan. In October 2010, the OCC advised the Bank that the scope and volume of its commercial loan business deviated from the Bank's approved business plan. The Bank submitted a strategic plan to the OCC that provided for the continued development of the commercial loan portfolio but the OCC has not provided a written determination of no objection to the Bank's continued expansion of its commercial loan portfolio. The Bank expects that it will be restricted from meaningful loan growth during the fiscal year ending June 30, 2012.

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

Loss of certain key officers would adversely affect the Company’s business. The Company‘s business and operating results are substantially dependent on the certain key employees, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, the President and Chief Credit Officer of the Bank and certain key sales managers.  The loss of the services of these individuals, particularly the Chief Executive Officer, would have a negative impact on the business because of their expertise and years of industry experience.

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

The Company relies on dividends from its subsidiaries for its liquidity needs.  The Company is a separate and distinct legal entity from CalFirst Leasing and the Bank.  The principal source of funds to pay dividends on the Company’s stock is from distributions from the subsidiaries.  Various regulations limit the amount of dividends that the Bank may pay to the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At June 30, 2011 the Company and its subsidiaries occupied approximately 43,000 square feet of office space in Irvine, California leased from an unaffiliated party.  The lease provides for monthly rental payments that average $106,926 from July 2011 through August 2013.

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

	For the years ended
	June 30, 2011		June 30, 2010
	High	Low	High	Low
First Quarter	$13.90	$11.85	$12.88	$11.01
Second Quarter	15.21	12.40	13.21	10.76
Third Quarter	15.09	13.56	13.47	12.31
Fourth Quarter	$15.19	$14.52	$13.76	$11.73

The Company had approximately 28 stockholders of record and in excess of 400 beneficial owners as of September 15, 2011.

For the fiscal years 2007 to 2009 and through the first quarter of fiscal 2010, the Company had a policy of paying regular quarterly cash dividends.  In October 2009, the Board of Directors of the Company approved a change in the Company’s dividend policy to provide one annual dividend payment in lieu of quarterly dividends. The Board of Directors paid a second annual dividend in the amount of $1.00 dividend on December 17, 2010.  The Board of Directors will continue to review the dividend policy on an ongoing basis, and the decision to pay dividends in fiscal 2012 and beyond has not been made.  For the fiscal years ended June 30, 2011, 2010, and 2009, the Company declared cash dividends totaling $1.00, $.60 and $.48, respectively, per common share.

In August 2008, the Company completed the purchase of 1,300,000 shares of its common stock at a purchase price of $13.00 per share pursuant to a modified “Dutch Auction” tender offer. In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time.  The Company repurchased no shares of common stock under this authorization during the year ended June 30, 2011, 25,654 during fiscal 2010 and 35,328 during fiscal 2009.  As of September 15, 2011, 368,354 shares remain available under this authorization.

The following table summarizes share repurchase activity for the quarter ended June 30, 2011:

	Total number		Maximum number of
	of shares	Average price	shares that may yet be
Period	Purchased	Paid per share	Purchased under the plan

April 1, 2011 - April 30, 2011	-	$ -	368,354
May 1, 2011 – May 31, 2011	-	$ -	368,354
June 1, 2011 – June 30, 2011	-	$ -	368,354
	-	$ -

Common Stock Performance Graph

The graph below shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000.  As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2011.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	42,327	$12.17	1,707,662
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	42,327	$12.17	1,707,662 (1)

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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007

Direct finance and loan income	$22,445	$22,064	$25,236	$25,927	$24,846
Interest and investment income	3,347	4,722	4,626	1,914	2,057
Total direct finance, loan and interest income	25,792	26,786	29,862	27,841	26,903
Interest expense on deposits and borrowings	3,613	4,864	6,617	5,735	4,706
Net direct finance, loan and interest income	22,179	21,922	23,245	22,106	22,197
Provision for credit losses	1,025	350	1,675	1,165	(120)
Net direct finance, loan and interest income
after provision for credit losses	21,154	21,572	21,570	20,941	22,317

Operating and sales-type lease income	2,127	1,998	3,103	2,810	4,430
Gain on sale of leases and leased property	2,758	1,797	3,712	3,366	3,561
Other income	642	857	838	626	1,171
Realized gain on sale of investment securities	2,342	3,436	-	-	-
Other-than-temporary impairment loss	-	-	(869)	(685)	-
Total non-interest income	7,869	8,088	6,784	6,117	9,162

Gross profit	29,023	29,660	28,354	27,058	31,479
Non-interest expenses	12,088	11,640	13,472	15,888	15,466
Earnings before income taxes	16,935	18,020	14,882	11,170	16,013
Income taxes	6,028	6,893	5,581	4,189	6,125
Net earnings	$10,907	$11,127	$9,301	$6,981	$9,888

Diluted earnings per share	$1.05	$1.08	$0.89	$0.61	$0.86
Diluted common shares outstanding	10,401	10,304	10,404	11,507	11,534

Cash dividends per share	$1.00	$0.60	$0.48	$0.48	$0.46
Dividend payout ratio	94.3%	54.9%	52.4%	77.5%	52.1%
Return on average assets	2.3%	2.4%	2.2%	2.0%	3.1%
Return on average equity	5.5%	5.7%	4.9%	3.5%	5.1%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007

Cash and cash equivalents	$97,302	$73,988	$55,217	$71,790	$44,516
Investment securities	66,321	71,974	119,600	6,360	2,563
Net investment in leases and loans	317,174	257,794	284,753	262,375	231,830
Total assets	524,415	453,602	488,972	386,594	329,187

Demand, savings and time deposits	274,775	205,922	220,944	156,239	105,470
Short and long term borrowings	10,000	10,000	45,444	-	-
Non-recourse debt	8,448	14,337	6,989	9,274	6,239
Stockholders’ equity	$199,622	$198,548	$191,376	$202,455	$197,667

Equity to total assets ratio	38.07%	43.8%	39.1%	52.4%	60.1%
Book value per common share	$19.16	$19.39	$18.86	$17.70	$17.75

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

Allowance for Credit Losses – The allowance for credit losses provides coverage for probable and estimatable losses in the Company’s lease and commercial loan portfolios.  The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions-in-process.  The determination of the appropriate amount of any provision is highly dependent on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio, including levels of non-performing leases and loans, customers financial condition, leased property values and collateral appraisals as well as general economic conditions and credit quality indicators.  The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease and loan losses and certain unidentified but inherent risks in the portfolio.

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

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases.  Of the volume of leases booked during the fiscal years ended June 30, 2011, 2010 and 2009, approximately 27.8%, 59.9% and 30.6%, respectively, were structured such that the Company owns the leased asset at the end of the term and recorded a residual value.  The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2011 of $10.9 million were 2.0% below the $11.1 million reported in fiscal 2010.  A 1% increase in net direct finance, loan and interest income and a lower effective income tax rate were offset by a higher provision for credit losses, slight decrease in non-interest income and increase in non-interest expense.

For the year ended June 30, 2011, total leases and loans booked of $230.5 million were 71% above fiscal 2010 bookings.  New lease bookings of $153.6 million, including $45.3 million of lease purchases, were up 32% from the $116.5 million booked in the prior fiscal year, while commercial loans boarded of $76.9 million were up from $18.0 million boarded in fiscal 2010.  The net investment in leases and loans of $317.2 million at June 30, 2011 was up 23% from $257.8 million at June 30, 2010.  The Bank’s investment in leases and loans of $248.3 million increased from $183.7 million to account for 78% of the Company’s consolidated investment at June 30, 2011.

New lease and loan transactions approved (“lease and loan originations”) of $222 million during fiscal 2011 were 7% ahead of the prior year. However, during the fourth quarter of fiscal 2011, total new lease and loan originations declined by 50% from the fourth quarter of the prior year due to a significant decrease in new loan commitments. As a result, the estimated backlog of approved lease and loan commitments of $123.2 million at June 30, 2011 is down 16% from $146.7 million at June 30, 2010. CalFirst Bank was and continues to be restricted from making new commercial loan commitments by its primary regulator.  The Company expects that new loan originations will continue to be limited during the first part of fiscal 2012.

At the end of fiscal 2011, the Company made organizational changes focused on increasing the Bank’s ability to expand its lease origination capabilities. With the larger investment in leases and loans at June 30, 2011, management expects direct finance and loan income to increase in 2012, but actual results will be dependent on the interest rate environment and the credit quality of our customers and investments, which are both subject to changes in the economic climate and other factors beyond our control.

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2011, net earnings decreased 2.0% to $10.9 million, compared to $11.1 million for fiscal 2010.  Diluted earnings per share decreased 2.9% to $1.05 for fiscal year ended June 30, 2011, compared to $1.08 per share for fiscal 2010.  Net earnings reflect a 2.7% decrease in non-interest income, a 3.9% increase in non-interest expenses, and a 1.9% decrease in net direct finance, loan and interest income after provision for credit losses.  Net earnings benefited from a lower provision for income taxes as a result of a release of unrecognized tax benefits and a lower effective tax rate that was recognized in the fourth quarter of fiscal 2011.

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

Net direct finance, loan and interest income was $22.2 million for the fiscal year ended June 30, 2011 compared to $21.9 million for fiscal 2010 and $23.2 million in fiscal 2009.  The increase in fiscal 2011 from fiscal 2010 was due to an increase of $1.8 million in loan income together with a $1.3 million decrease in interest expense offset by reductions of $1.4 in both direct finance income and investment income.  The increase in commercial loan income reflects a 38.2% increase in average balances and a 34 basis point increase in average yield earned.  The decrease in direct finance income reflects a 4.8% increase in average investment in leases directly held by the Company and a 109 basis point decline in average yield on such leases.  The decrease in investment income reflects a 16.0% decrease in average investment balances and a 45 basis point decrease in average yield.  The lower interest expense on deposits reflected an 8.5% increase in average balances to $234.3 million while the average rate paid decreased by 69 basis points to 1.45%.  The borrowings from the FHLB stayed at $10.0 million during fiscal 2011 at an average cost of 2.1% compared to fiscal 2010 where borrowings averaged $20.9 million at an average cost of 1.2%.

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

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

(in thousands)	2011 compared to 2010			2010 compared to 2009
	Volume	Rate	Total	Volume	Rate	Total
Direct finance, loan and interest income
Net investment in leases	$873	$(2,287)	$(1,414)	$(1,605)	$(1,549)	$(3,154)
Commercial loans	1,474	321	1,795	593	(611)	(18)
Discounted lease rentals	(22)	(6)	(28)	148	(2)	146
Federal funds sold	-	-	-	(175)	(10)	(185)
Investment securities	(1,428)	54	(1,374)	2,260	(1,634)	626
Interest-earning deposits with banks	7	(8)	(1)	402	(747)	(345)
Total finance, loan and interest income	904	(1,926)	(1,022)	1,623	(4,553)	(2,930)

Interest expense
Non-recourse debt	(22)	(6)	(28)	148	(2)	146
Demand and savings deposits	41	(177)	(136)	411	(922)	(511)
Time deposits	386	(1,466)	(1,080)	622	(1,924)	(1,302)
Short and long term borrowings	92	(127)	(35)	82	(22)	60
Total interest expense	497	(1,776)	(1,279)	1,263	(2,870)	(1,607)
Net direct finance, loan and interest income	$407	$(150)	$257	$360	$(1,683)	$(1,323)

The following table presents the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2011			Year ended June 30, 2010			Year ended June 30, 2009
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$73,869	$137	0.2%	$70,326	$138	0.2%	$38,377	$483	1.3%
Federal funds sold	-	-	0.0%	923	-	0.0%	15,904	185	1.2%
Investment securities	63,599	3,210	5.0%	92,345	4,584	5.0%	58,772	3,958	6.7%
Commercial loans	93,436	5,656	6.1%	67,605	3,861	5.7%	58,639	3,879	6.6%
Net investment in leases, including discounted lease rentals (1,2)	221,164	17,407	7.9%	211,953	18,849	8.9%	225,576	21,857	9.7%
Total interest-earning assets	452,068	26,410	5.8%	443,152	27,432	6.2%	397,268	30,362	7.6%
Other assets	33,324			24,535			30,196
	$485,392			$467,687			$427,464
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$72,156	702	1.0%	$68,812	838	1.2%	$52,735	1,349	2.6%
Time deposits	162,152	2,701	1.7%	147,118	3,781	2.6%	131,074	5,083	3.9%
Short and long term borrowings	10,000	210	2.1%	20,906	245	1.2%	23,658	185	0.8%
Non-recourse debt	11,203	618	5.5%	11,605	646	5.6%	8,951	500	5.6%
Total interest-bearing liabilities	255,511	4,231	1.7%	248,441	5,510	2.2%	216,418	7,117	3.3%
Other liabilities	31,781			23,805			20,774
Shareholders' equity	198,100			195,441			190,272
	$485,392			$467,687			$427,464
Net interest income		$22,179			$21,922			$23,245
Net direct finance and interest income to average interest-earning assets			4.9%			4.9%			5.9%
Average interest-earning assets over average interest-bearing liabilities			176.9%			178.4%			183.6%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $11.2 million, $11.6 million and $9.0 million at June 30, 2011, 2010 and 2009, respectively, offset each other and do not contribute to the Company’s net interest and finance income.

(2)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses – The Company recorded a provision for credit losses of $1.0 million in fiscal 2011, compared to a provision of $350,000 recorded in fiscal 2010 and a provision of $1.7 million in fiscal 2009. The 2011 provision related to a 23% growth in the lease and loan portfolio during the year and a change in the credit profile in the combined lease and loan portfolios.  The Company recorded a provision for credit losses of $350,000 in fiscal 2010, which related to a 9% decline in the lease and loan portfolio during fiscal 2010 that offset any significant changes with the credit risk within the portfolios.  The provision of $1.7 million in fiscal 2009 related to substantial growth in and heightened credit risk within the commercial loan portfolio, as well as deterioration in the credit quality of certain customers.

Total Non-interest Income – Total non-interest income accounted for 27% of the Company’s gross profit during the year ended June 30, 2011 and 2010, and 24% during 2009.  Total non-interest income of $7.9 million for the year ended June 30, 2011 decreased $219,000, or 2.7%, from $8.1 million in 2010 and was 16.0% higher than the $6.8 million earned in fiscal 2009.  Non-interest income in fiscal 2011 includes gains from the sale of investment securities of $2.3 million, compared to gains of $3.4 million in fiscal 2010.  Excluding such investment activity, non-interest income for fiscal 2011 was up $875,000 as a result of an increase of $961,000 from gain on sale of leases, loans and leased property, and an increase $129,000 from operating and sales-type lease income offset by lower other income.

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

Non-interest Expenses – The Company’s non-interest expenses increased $961,000, or 3.9%, to $12.1 million recognized for the year ended June 30, 2011.  This compared to non-interest expenses in fiscal 2010 of $11.6 million, which had decreased by $2.4 million, or 15%, from $13.5 million in fiscal 2009.  The increase in non-interest expenses during fiscal 2011 is primarily due to higher compensation costs related to the sales organization.

Non-interest expenses for the year ended June 30, 2010 decreased $1.8 million, or 14%, to $11.6 million compared to non-interest expenses in fiscal 2009 of $13.5 million.  The decrease in non-interest expenses during fiscal 2010 is primarily due to lower salary and benefit costs with some savings from lower office costs and legal fees.

Included in non-interest expenses are FDIC insurance premiums of $286,486, $242,789 and $228,427, respectively, for the fiscal years ending June 30, 2011, 2010 and 2009. The FDIC increased the assessment rate for the Bank from 5 basis points annually to 12 basis points effective June 30, 2009 and included in the fiscal 2009 amount is a special FDIC assessment of $130,000 recorded in June 2009.  In lieu of further special assessments, the FDIC implemented a rule that required the Bank to prepay the estimated risk-based assessments from September 2009, through December 2012 on December 30, 2009.  While the Bank paid such fee in whole in December 2009, such amount is amortized over the applicable 39-month period, and only the appropriate amount for fiscal 2010 is recorded as an expense in fiscal 2010.

Income Taxes – Income taxes were accrued at a tax rate of 35.60% for the fiscal year ended June 30, 2011, 38.25% for fiscal year ended June 30, 2010 and 37.50% for fiscal year ended June 30, 2009, representing the Company’s estimated annual tax rates for each respective year.  The income tax rate declined in fiscal 2011 compared to 2010 due to a release of unrecognized tax benefits and a lower effective state income tax rate.  The increase in the rate for fiscal 2010 compared to 2009 was primarily due to a decline in the amount of leases where the associated income is exempt for Federal income tax purposes.  Tax-exempt leases represented approximately 7.8% of new lease bookings in fiscal 2011, compared to 5.2% during fiscal 2010 and 6.6% in fiscal 2009.

Financial Condition Analysis

Lease Portfolio

The Company currently funds a high percentage of new lease transactions internally, with only a small portion of leases assigned to unaffiliated financial institutions.  During the fiscal year ended June 30, 2011, 99% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 85% during fiscal 2010 and 87% during fiscal 2009.  For the fiscal year ended June 30, 2011, the Company’s net investment in lease receivables increased by $28.9 million and the investment in estimated residual values increased by $2.1 million.  The increase in the investment in lease receivables is primarily due to lease purchases in addition to new lease transactions booked and retained by the Company, while the increase in investment in residual values is due to a higher volume of new leases on which the Company records a residual compared to the volume of residual values recognized at end of term.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions-in-process are generally made to facilitate the lessees’ property implementation schedule.  The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2011, the Company’s investment in property acquired for transactions-in-process was $29.2 million, up from $26.8 million at June 30, 2010, and up from the $12.4 million at June 30, 2009.

The Company leases capital assets to businesses and other commercial or non-profit organizations.  All leases are secured by the underlying property being leased.  The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives.  The Company avoids risks that do not meet these requirements through the use of non-recourse financing.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases while managing the risk to any one customer.  During the year ended June 30, 2011, one customer accounted for 9% of the aggregate property cost of leases booked during the fiscal year.  In fiscal 2010, one customer accounted for 27% of the aggregate property cost of leases booked during that fiscal year.  In no other period has one lessee represented more than 5% of leases booked in any one fiscal year.  At June 30, 2011, these two largest customers accounted for 5.6% and 5.3%, respectively of the Company’s net investment in leases.  No other customer represented more than 4% of the Company’s net investment in leases.

The investment in leases is diversified geographically, with the Company’s portfolio spread across all fifty states.  At June 30, 2011, Florida (13%), California (12%) and Texas (11%) and were the only states that represented more than 10% of the Company’s net investment in leases.  The Company has no exposure to foreign lessees.  The Company’s leases are with lessees in a wide spectrum of industries; however, at June 30, 2011 approximately 27% of the Company’s net investment in capital leases was with public and private colleges, universities, elementary and secondary schools located throughout the United States (compared to 33% at June 30, 2010).  The educational portfolio includes over 436 leases with over 198 different lessees.  One university represented approximately 2% of the net investment.  Leases with three customers in the oil and gas industry accounted for 10.6% of the net investment in leases.  There are 8 schedules with an average outstanding of $2.8 million and average remaining term of 18 months.

Commercial Loan Portfolio

The Company’s commercial loan portfolio was $93.7 million at June 30, 2011, an increase of 43.3% from $65.4 million at June 30, 2010.  The commercial loan portfolio is comprised primarily of participations in commercial loan syndications where the loans are secured by the borrower and the borrower’s subsidiary guarantor’s assets.  Commercial loan syndications represent 80.8% of the commercial loan portfolio with the remainder of the portfolio comprised of commercial real estate loans and revolving lines of credit.  The loan portfolio at June 30, 2011 is distributed among 26 credits with an average balance of $3.6 million and the largest at $6.2 million. The loan portfolio includes companies in a variety of industries and located throughout the country.  However, there is some concentration by industry, with 22% of commercial loans involving hospitals, medical centers and other health care facilities. In addition, syndicated loans that the Company characterizes as highly leveraged account for approximately 24% of the commercial loan portfolio.

The following table summarizes the Company’s commercial loan portfolio as of June 30, 2011, 2010 and 2009:
	June 30,
Loan Type	2011	2010	2009
	(dollars in thousands)
Commercial loan syndications	$78,353	$54,242	$63,064
Commercial real estate loans	16,425	11,735	11,974
Revolving lines of credit	2,148	2,350	-
Total commercial loans	96,926	68,327	75,038
Less unearned income and discounts	(1,129)	(1,396)	(2,636)
Less allowance for loan losses	(2,072)	(1,522)	(1,272)
Net commercial loans	$93,725	$65,409	$71,130

The estimated repayment of principal on the commercial loan portfolio as of June 30, 2011 is as follows:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
	(dollars in thousands)
Commercial Loans	$78,353	$2,338	$46,229	$29,786
Commercial Real Estate Loans	16,425	1,093	12,049	3,283
Revolving Lines of Credit	2,148	1,104	1,044	-
Principal balance outstanding	$96,926	$4,535	$59,322	$33,069
Loans with predetermined interest rates				$8,338
Loans with floating or adjustable interest rates				$88,538

Securities Available-for-Sale

The Company maintains a portfolio of securities to generate interest and investment income from the investment of excess funds depending on lease and loan demand and to provide liquidity.  Total securities available-for-sale were $62.7 million as of June 30, 2011, compared to $68.0 million at June 30, 2010.  The carrying cost and fair value of the Company’s securities portfolio at June 30, 2011 and 2010 is as follows:

	As of June 30, 2011		As of June 30, 2010
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$57,791	$60,082	$50,910	$53,529
Municipal bonds	867	887	-	-
U.S. Treasury securities	-	-	10,147	11,086
Mutual fund investment	1,306	1,208	2,702	3,339
Equity investment	422	527	-	-
Total securities available-for-sale	$60,386	$62,704	$63,759	$67,954

During the fiscal year ended June 30, 2011, the Company’s portfolio of investment securities declined $5.3 million to $62.7 million.  The decrease during the year related to the sale of $25.9 million of U.S. Treasury securities, mutual fund investments and the exercise of a call provision on a corporate bond for a pretax gain of $2.3 million.  In addition, there were corporate bond maturities of $3.5 million.  Offsetting these sales were the purchases of $24.3 million of corporate and municipal bonds, and an equity investment.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2011 the available-for-sale securities portfolio included a $2.3 million net unrealized pre-tax gain compared with a net unrealized pre-tax gain of $4.2 million at June 30, 2010.  The weighted-average maturity at June 30, 2011 was 1.9 years and the corresponding weighted-average yield was 5.06 percent.

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

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2011	2010	2009	2008	2007
	(in thousands)
Non-accrual leases	$1,137	$789	$1,399	$2,132	$1,133
Restructured leases and loans	1,441	8,150	8,437	398	452
Leases past due 90 days (other than above)	45	411	293	39	-
Total non-performing assets	$2,623	$9,350	$10,129	$2,569	$1,585
Non-performing assets as % of net investment
in leases and loans before allowances	0.9%	3.6%	3.5%	1.0%	0.7%

Non-performing assets decreased during fiscal 2011 due to the return to performing status of a real estate loan that was restructured in 2009 and which has been current with its payments since that time.   The restructured lease balance at June 30, 2011 includes a lease with the same customer whose lease payments were restructured in 2009 and in 2011, with all payments made timely in accordance with the revised terms.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $54,723, $112,150 and $177,228 during fiscal 2011, 2010 and 2009, respectively.  The amount of direct finance income actually recorded on non-performing leases was $134,657, $115,329 and $74,671 during fiscal 2011, 2010 and 2009, respectively.

In addition to the transactions identified as non-performing above, there was $2.2 million of investment in leases and $11.4 million of loans at June 30, 2011 which are rated substandard and therefore at higher risk for not being able to meet their existing obligations.  This compared to $3.3 million of leases and $5.5 million of loans considered substandard at June 30, 2010.  Although these substandard or doubtful leases and loans have been identified as potential problems, they may never become non-performing.  These potential problem leases and loans are considered in the determination of the allowance for credit losses.  The amount has fluctuated throughout the year ended June 30, 2011 as transactions have been reclassified and potential problems have been identified, with increases offset by payments received, re-classification as non-accrual or actual write-offs.

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

Years Ended June 30,	2011	2010	2009	2008	2007
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$29,210	$27,088	$12,616	$29,063	$34,788
Net investment in leases before allowance	226,426	195,067	216,918	224,046	235,106
Commercial loans, before allowance	95,797	66,931	72,402	42,212	-
Net investment in “risk assets”	$351,433	$289,086	$301,936	$295,321	$269,894

Allowance for credit losses at beginning of year	$4,467	$4,830	$3,921	$3,344	$3,637
Charge-off of lease receivables and transactions-in-process	(557)	(795)	(779)	(709)	(850)
Recovery of amounts previously written off	145	82	13	121	677
Provision for credit losses	1,025	350	1,675	1,165	(120)
Allowance for credit losses at end of year	$5,080	$4,467	$4,830	$3,921	$3,344

Components of allowance for credit losses:
Allowance for lease losses	$2,977	$2,682	$3,295	$3,431	$3,276
Allowance for loan losses	2,072	1,522	1,272	452	-
Liability for unfunded loan commitments	20	20	20	20	-
Allowance for transactions in process	11	243	243	18	68
	$5,080	$4,467	$4,830	$3,921	$3,344
Allowance for credit losses as percent of net
investment in leases and loans before allowances	1.7%	1.7%	1.7%	1.5%	1.4%
Allowance for credit losses as percent of net investment in “risk assets”	1.4%	1.5%	1.6%	1.3%	1.2%

The allowance for credit losses increased to $5.08 million (1.7% of net investment in leases and loans) at June 30, 2011 from $4.47 million (1.7% of net investment in leases and loans) at June 30, 2010.  The allowance at June 30, 2011 consisted of $787,000 allocated to specific accounts that were identified as problems and $4.27 million that was available to cover losses inherent in the portfolio.  This compared to $1.0 million allocated to specific accounts at June 30, 2010 and $3.42 million that was available to cover losses inherent in the portfolio at such date.  The allowance allocated to specific accounts decreased by $258,000 primarily due to the charge-off of almost $680,000 in problem receivables while few new specific problems were identified.  At June 30, 2011, the volume of transactions-in-process was up 9% and the net investment in leases and loans before allowance was up 23% from the end of the prior year while the volume of unfunded commitments decreased 22%.  Based on the above factors, the Company considers the allowance for credit losses of $5.1 million at June 30, 2011 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios.  However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses.  Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.  As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, Federal Home Loan Bank advances and non-recourse debt.  At June 30, 2011 and 2010, the Company’s cash and cash equivalents were $97.3 million and $74.0 million, respectively.  Stockholders’ equity at June 30, 2011 was $199.6 million, or 38.1% of total assets, compared to $198.5 million, or 43.8% of total assets, at June 30, 2010.  At June 30, 2011, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

Deposits at CalFirst Bank totaled $274.8 million at June 30, 2011, compared to $205.9 million at June 30, 2010.  The $68.9 million increase was commensurate with the increase in the Bank’s lease and loan portfolio.  Deposit balances increased 33% in fiscal 2011, and were up 24% from June 30, 2009.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Rates paid by the Bank on deposits have declined in varying degrees in response to the general decrease in market rates and the competitive environment.  The following table presents average balances and average rates paid on deposits for years ended June 30, 2011, 2010 and 2009:

(dollars in thousands)	Years ended June 30,
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$1,467	n/a	$1,532	n/a	$1,704	n/a
Interest-bearing demand deposits	652	0.50%	150	0.50%	207	0.50%
Savings deposits	71,504	0.98%	68,662	1.22%	52,528	2.57%
Time deposits less than $100,000	54,801	1.81%	64,297	2.66%	63,196	3.83%
Time deposits, $100,000 or more	$107,351	1.59%	$82,821	2.50%	$67,878	3.92%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2011
	Less than	$100,000
	$100,000	or more
	(in thousands)
Under 3 months	$9,223	$22,350
3 – 6 months	6,828	13,319
6 – 12 months	24,383	66,863
After 12 months	14,147	29,029
	$54,581	$131,561

During fiscal 2009, the Bank entered into borrowing agreements with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had an outstanding balance of $10.0 million under the Federal Home Loan Bank agreement at June 30, 2011, classified as short-term.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities, with $2.5 million available under the agreement as of June 30, 2011.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $77.3 million.  The average annual interest rate paid on total borrowings was 2.10% for the year ended June 30, 2011.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain base lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt.  At June 30, 2011, the Company had outstanding non-recourse debt aggregating $8.4 million relating to property under leases assigned to unaffiliated parties.  In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At June 30, 2011, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2012.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  There were no borrowings under this line of credit as of June 30, 2011.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2011. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses.  Commercial loan commitments are agreements to purchase participation or lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Lease property purchases (1)	$72,295	$72,295	$-	$-
Commercial loan and lease purchase commitments	20,206	20,206	-	-
FHLB & FRB Borrowings	10,000	10,000	-	-
Operating lease rental expense	2,780	815	1,965	-
Total contractual commitments	$105,281	$103,316	$1,965	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At June 30, 2011, the Company had $104.1 million of cash or invested in securities of very short duration, with another $14.1 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $345.2 million consists of leases with fixed rates and loans with fixed and variable rates, however, $192.0 million of such investment is due within one year of June 30, 2011.  This compares to the Bank’s interest bearing deposit liabilities of $274.8 million, of which 83.3%, or $228.8 million, mature within one year.  CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.  Based on the foregoing, at June 30, 2011 the Company had assets of $310.2 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $238.8 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$97,302	$-	$-	$-	$-	$97,302
Investment securities	6,769	14,142	41,793	3,617	-	66,321
Net investment in leases	30,393	73,998	140,497	3,374	(24,813)	223,449
Commercial loans	87,579	-	9,346	-	(3,201)	93,724
Non-interest earning assets	-	-	-	-	43,619	43,619
Totals	$222,043	$88,140	$191,636	$6,991	$15,605	$524,415
Cumulative total for RSA	$222,043	$310,183	$501,819	$508,810

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$85,825	$-	$-	$-	$2,808	$88,633
Time deposits	31,573	111,392	43,177	-	-	186,142
Borrowings	-	10,000	-	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	40,018	40,018
Stockholders' equity	-	-	-	-	199,622	199,622
Totals	$117,398	$121,392	$43,177	$-	$242,448	$524,415
Cumulative total for RSL	$117,398	$238,790	$281,967	$281,967

Interest rate sensitivity gap	$104,645	$(33,252)	$148,459	$6,991
Cumulative GAP	$104,645	$71,393	$219,852	$226,843

RSA divided by RSL (cumulative)	189.14%	129.90%	177.97%	180.45%
Cumulative GAP / total assets	19.95%	13.61%	41.92%	43.26%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

Page Number
Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets at June 30, 2011 and 2010	32

Consolidated Statements of Earnings for the years ended
June 30, 2011, 2010 and 2009	33

Consolidated Statements of Stockholders' Equity for the
years ended June 30, 2011, 2010 and 2009	34

Consolidated Statements of Cash Flows for the years
ended June 30, 2011, 2010 and 2009	35

Notes to Consolidated Financial Statements	36-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
September 28, 2011

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,
ASSETS	2011	2010

Cash and due from banks	$97,302	$73,988
Investments	3,617	4,020
Securities available-for-sale	62,704	67,954
Receivables	2,198	2,302
Property acquired for transactions-in-process	29,199	26,845
Leases and loans:
Net investment in leases	226,426	195,067
Commercial loans	95,797	66,931
Allowance for credit losses	(5,049)	(4,204)
Net investment in leases and loans	317,174	257,794

Property on operating leases, less accumulated
depreciation of $909 (2011) and $547 (2010)	1,191	1,242
Income tax receivable	1,378	3,816
Other assets	1,204	1,304
Discounted lease rentals assigned to lenders	8,448	14,337
	$524,415	$453,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$1,338	$905
Accrued liabilities	3,042	2,657
Demand and savings deposits	88,633	65,934
Time certificates of deposit	186,142	139,988
Short-term borrowings	10,000	-
Long-term borrowings	-	10,000
Lease deposits	2,749	4,000
Non-recourse debt	8,448	14,337
Deferred income taxes, net	24,441	17,233
	324,793	255,054

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized;
10,417,597 (2011) and 10,240,202 (2010) issued and outstanding	104	102
Additional paid in capital	2,849	1,224
Retained earnings	195,162	194,543
Other comprehensive income, net of tax	1,507	2,679
	199,622	198,548
	$524,415	$453,602

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2011	2010	2009

Direct finance and loan income	$22,445	$22,064	$25,236
Investment interest income	3,347	4,722	4,626
Total direct finance, loan and interest income	25,792	26,786	29,862

Interest expense
Deposits	3,403	4,619	6,432
Borrowings	210	245	185
Net direct finance, loan and interest income	22,179	21,922	23,245
Provision for credit losses	1,025	350	1,675
Net direct finance, loan and interest income after
provision for credit losses	21,154	21,572	21,570

Non-interest income
Operating and sales-type lease income	2,127	1,998	3,103
Gain on sale of leases, loans and leased property	2,758	1,797	3,712
Realized gain on sale of investment securities	2,342	3,436	-
Other-than-temporary impairment loss	-	-	(869)
Other fee income	642	857	838
Total non-interest income	7,869	8,088	6,784

Gross profit	29,023	29,660	28,354

Non-interest expenses
Compensation and employee benefits	8,602	8,198	9,707
Occupancy	946	932	976
Professional services	518	510	642
Other general and administrative	2,022	2,000	2,147
Total non-interest expenses	12,088	11,640	13,472

Earnings before income taxes	16,935	18,020	14,882

Income taxes	6,028	6,893	5,581

Net earnings	$10,907	$11,127	$9,301

Basic earnings per common share	$1.06	$1.09	$0.90

Diluted earnings per common share	$1.05	$1.08	$0.89

Dividends declared per common share outstanding	$1.00	$0.60	$0.48

Average common shares outstanding – basic	10,303,151	10,197,178	10,332,728

Average common shares outstanding – diluted	10,400,589	10,303,970	10,403,978

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2008	11,440,725	$114	$7,003	$195,611	$(273)	$202,455

Comprehensive income
Net earnings	-	-	-	9,301	-	9,301
Unrealized gain on investment securities, net of tax	-	-	-	-	1,082	1,082
Reclassification adjustment – other-than-temporary
impairment loss included in net income, net of tax	-	-	-	-	543	543
Total comprehensive income						10,926

Shares issued – stock options exercised,
including tax benefits	40,388	-	375	-	-	375
Shares repurchased	(1,335,328)	(13)	(6,995)	(10,510)	-	(17,518)
Stock based compensation expense	-	-	12	-	-	12

Dividends declared	-	-	-	(4,874)	-	(4,874)

Balance, June 30, 2009	10,145,785	101	395	189,528	1,352	191,376

Comprehensive income
Net earnings	-	-	-	11,127	-	11,127
Unrealized gain on investment securities, net of tax	-	-	-	-	3,449	3,449
Reclassification adjustment – realized gains on
investment securities included in
net income, net of tax	-	-	-	-	(2,122)	(2,122)
Total comprehensive income						12,454

Shares issued – stock options exercised	120,071	1	1,134	-	-	1,135
Shares repurchased	(25,654)	-	(305)	-	-	(305)

Dividends declared	-	-	-	(6,112)	-	(6,112)

Balance, June 30, 2010	10,240,202	102	1,224	194,543	2,679	198,548

Comprehensive income
Net earnings	-	-	-	10,907	-	10,907
Unrealized gain on investment securities, net of tax	-	-	-	-	292	292
Reclassification adjustment – realized gains on
investment securities included in
net income, net of tax	-	-	-	-	(1,464)	(1,464)
Total comprehensive income						9,735

Shares issued – stock options exercised,
including tax benefits	177,395	2	1,625	-	-	1,627

Dividends declared	-	-	-	(10,288)	-	(10,288)

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$10,907	$11,127	$9,301
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	1,025	350	1,675
Depreciation and net amortization (accretion)	(2,313)	(2,018)	(2,438)
Gain on sale of leased property and sales-type lease income	(1,337)	(42)	(1,176)
Net (gain) loss recognized on investment securities	(2,342)	(3,436)	869
Deferred income taxes, including income taxes payable	7,913	3,804	4,832
Decrease in income taxes receivable	2,438	153	271
Net increase (decrease) in accounts payable and accrued liabilities	818	(3,925)	913
Other, net	(1,466)	999	(2,584)
Net cash provided by operating activities	15,643	7,012	11,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(255,115)	(149,315)	(175,589)
Payments received on lease receivables and loans	191,802	160,643	164,546
Proceeds from sales of leased property and sales-type leases	5,258	3,794	5,922
Purchase of investment securities	(24,346)	(21,660)	(111,742)
Pay down on investment securities	3,905	590	462
Proceeds from sale of investment securities	25,950	73,858	-
Net decrease (increase) in other assets	25	(403)	33
Net cash (used for) provided by investing activities	(52,521)	67,507	(116,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	46,154	(10,739)	34,375
Net increase (decrease) in demand and money market deposits	22,699	(4,283)	30,330
Net increase (decrease) in short-term borrowings	10,000	(35,444)	35,444
Net (decrease) increase in long-term borrowings	(10,000)	-	10,000
Payments to repurchase common stock	-	(305)	(17,518)
Dividends to stockholders	(10,288)	(6,112)	(4,874)
Proceeds from exercise of stock options	1,627	1,135	375
Net cash provided by (used for) financing activities	60,192	(55,748)	88,132

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,314	18,771	(16,573)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,988	55,217	71,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,302	$73,988	$55,217

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(5,890)	$7,349	$(2,285)
Estimated residual values recorded on leases	$(4,440)	$(5,845)	$(2,542)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid (refunds received) during the year for:
Interest	$3,619	$4,976	$6,520
Income Taxes	$(4,730)	$3,093	$478

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corp. (“CalFirst Leasing”).  CalFirst Leasing and CalFirst Bank lease capital assets to customers located throughout the United States and re-market leased assets at lease expiration.  CalFirst Bank and CalFirst Leasing also participate in the market for commercial loan syndications, provide business loans to fund the purchase of assets leased by third parties and offers commercial loans directly to businesses.  As an FDIC-insured national bank, CalFirst Bank gathers deposits from a centralized location primarily by posting rates on the Internet.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, and money market accounts, all of which have initial maturities of less than ninety days.  Included in cash and cash equivalents at June 30, 2011 and 2010 was $59,190,359 and $45,438,211, respectively, that was held by the Bank.

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

Allowance for Credit Losses

The allowance for credit losses is an estimate based on management’s judgment applying the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” and ASC Topic 310-35, “Loan Impairment.”  The determination of the adequacy of the allowance is based on an assessment of the inherent loss potential in the lease and loan portfolios given the conditions at the time and are continuously reviewed for adequacy considering levels of past due payments and non-performing assets, customers’ financial condition, leased property values as well as general economic conditions and credit quality indicators.  The need for reserves is subject to future events, which by their nature are uncertain.  Therefore, changes in economic conditions or other events affecting specific customers or industries may necessitate additions or deductions to the allowance for credit losses or the residual valuation allowance.  The allowance is maintained at a level believed to be adequate to absorb probable losses inherent in the portfolios.

 The allowance for credit losses includes specific and general reserves.  Specific reserves relate to leases and loans that are individually classified as problems or impaired. Leases are individually evaluated for impairment under ASC Topic 450, while loans are evaluated under ASC 310-35, which does not apply to leases.  A lease or loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms. The net book value of each non-performing or problem lease is evaluated to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease payments, additional collateral or residual realization.  Measurement of impairment of a loan is based on expected future cash flows of the impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependant loan.  The Company selects the measurement method on a loan-by-loan basis.  The amount estimated as unrecoverable is recognized as a reserve individually identified for the lease or impaired loan.

General reserves are an estimate of probable or inherent losses related to the remaining portfolio. An ongoing review of all leases and loans is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect customers ability to repay, trends in volume and other factors, including regulatory guidance and current and anticipated economic conditions.  This portfolio analysis includes a stratification of the portfolio by the risk classifications and segments and estimation of potential losses based on risk classification or segment.  The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio is also factored into the evaluation of inherent risks in the portfolio.  Based on the foregoing, an estimated inherent loss not based directly on specific problem assets is recorded as a collective allowance.  The Company utilizes similar processes to estimate its liability for unfunded loan commitments, which is included in other liabilities and not in the allowance for credit losses.  Lease receivables and loans are charged off when they are deemed completely uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2011	2010	2009
	(in thousands, except share and per share amounts)
Net earnings	$10,907	$11,127	$9,301
Weighted average number of common shares outstanding
assuming no exercise of outstanding options	10,303,151	10,197,178	10,332,728
Dilutive stock options using the treasury stock method	97,438	106,792	71,250
Dilutive common shares outstanding	10,400,589	10,303,970	10,403,978
Basic earnings per common share	$1.06	$1.09	$0.90
Diluted earnings per common share	$1.05	$1.08	$0.89

The Company did not include the following number of antidilutive stock options in its calculation of diluted earnings per share:

	Years ended June 30,
	2011	2010	2009
Antidilutive stock option shares	-	11,543	140,088

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements.  The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported.  These amendments will be reported retrospectively upon adoption.  The adoption of the ASU will be required for the Company’s third quarter 2012 Form 10-Q, and is not expected to have a material impact on the Company.

Reclassifications

Certain reclassifications have been made to the fiscal 2009 and 2010 financial statements to conform to the presentation of the fiscal 2011 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2011		June 30, 2010
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,361	1,361	1,604	1,604
Mortgage-backed investments	601	656	761	824
	$3,617	$3,672	$4,020	$4,083

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

Note 3 - Securities Available for Sale:

The amortized cost, fair value, and carrying value of available-for-securities were as follows:
	at June 30, 2011
(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Corporate bonds	$57,791	$2,291	$60,082	$60,082
Municipal bonds	867	20	887	887
Mutual fund investments	1,306	(98)	1,208	1,208
Equity investments	422	105	527	527
Total securities available-for-sale	$60,386	$2,318	$62,704	$62,704

	at June 30, 2010
(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
U.S. Treasury securities	$10,147	$939	$11,086	$11,086
Corporate bonds	50,910	2,619	53,529	53,529
Mutual fund investments	2,702	637	3,339	3,339
Total securities available-for-sale	$63,759	$4,195	$67,954	$67,954

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Fair Value
	(in thousands)
Due three months or less	$5,008	$5,034
Due after three months but less than one year	13,721	14,142
Due after one year but less then 5 years	39,929	41,793
Due after five years	-	-
No stated maturity	1,728	1,735
Total securities available-for-sale	$60,386	$62,704

The following table presents the Company’s gross realized gains and gross realized losses on available-for-sale securities.  These gains and losses were recognized using the specific identification method and were included in non-interest income.

(in thousands)	Available-for-sale
	For the years ended June 30,
	2011	2010	2009
Gross realized gains	$2,342	$3,463	$-
Gross realized losses	-	(27)	-
Other than temporary impairment	-	-	(869)
Total	$2,342	$3,436	$(869)

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at June 30, 2011, an investment for which an other-than-temporary impairment already has been recognized in the third quarter of fiscal 2009.  The Company had no unrealized losses at June 30, 2010.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
Mutual fund investment	$(98)	$1,208	$-	$-	$(98)	$1,208
Total	$(98)	$1,208	$-	$-	$(98)	$1,208

The fair value of the mutual fund investment has fluctuated over the last year along with changes in the equity markets, and the decline in value has not been deemed sufficiently permanent as to consider the investment impaired. The Company has the ability and intent to retain this investment for a sufficient time to recover its investment.

At June 30, 2010, securities with carrying values of $10.1 million were pledged to secure $10.0 million borrowed from the FHLB.  At June 30, 2011, there were no securities pledged.

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2011	2010
	(in thousands)
Other lessee receivables	$762	$1,039
Accrued interest	1,436	1,263
	$2,198	$2,302

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
(in thousands)	2011	2010

Minimum lease payments receivable	$229,677	$197,341
Estimated residual value	18,585	16,490
Less unearned income	(21,836)	(18,764)
Net investment in leases before allowances	226,426	195,067
Less allowance for lease losses	(2,896)	(2,569)
Less valuation allowance for estimated residual value	(81)	(113)
Net investment in leases	$223,449	$192,385

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income and discounts includes the offset of initial direct costs of $4.1 million and $4.5 million at June 30, 2011 and 2010, respectively.

At June 30, 2011, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

(in thousands)	Lease	Estimated
Years ended June 30,	Receivable	Residual Value	Total
2012	$101,031	$3,360	$104,391
2013	69,713	7,142	76,855
2014	34,646	4,990	39,636
2015	15,290	611	15,901
2016	7,615	489	8,104
Thereafter	1,382	1,993	3,375
	229,677	18,585	248,262
Less unearned income	(18,716)	(3,120)	(21,836)
Less allowances	(2,896)	(81)	(2,977)
	$208,065	$15,384	$223,449

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 4.97% to 7.88%.  Maturities of such obligations at June 30, 2011 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2012	$4,829
2013	2,732
2014	337
2015	85
2016	16
Total non-recourse debt	7,999
Deferred interest expense	449
Discounted lease rentals assigned to lenders	$8,448

Deferred interest expense of $449,000 at June 30, 2011 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $8,448,000 using the effective yield method over the applicable lease term.

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
(in thousands)	2011	2010

Commercial loan syndications	$78,353	$54,242
Commercial real estate loans	16,425	11,735
Revolving lines of credit	2,148	2,350
Total commercial loans	96,926	68,327
Less unearned income and discounts net of initial direct costs	(1,129)	(1,396)
Less allowance for loan losses	(2,072)	(1,522)
Net commercial loans	$93,725	$65,409

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases and commercial loans, transactions-in-process and unfunded loan commitments.  A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	June 30,
	2011	2010
Allowance for credit losses at beginning of year	$4,467	$4,830
Charge-off of leases	(275)	(795)
Charge-off of transactions-in-process	(282)	-
Recovery of amounts previously written off	145	82
Provision for credit losses	1,025	350
Allowance for credit losses at end of year	$5,080	$4,467
Components:
Allowance for lease losses	$2,896	$2,569
Residual valuation allowance	81	113
Allowance for loan losses	2,072	1,522
Liability for unfunded loan commitments	20	20
Allowance for losses on transactions-in-process	11	243
	$5,080	$4,467
Allowance for credit losses as a percent of net
investment in leases and loans before allowances	1.6%	1.7%

Note 8 – Credit Quality of Financing Receivables:

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

The risk classification of financing receivables by portfolio class is as follows:

		Education
		Government	Commercial	Commercial	Total
(in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2011:
Pass	$112,588	$79,994	$79,417	$-	$271,999
Special Mention	10,928	3,101	-	4,934	18,963
Substandard	3,094	1,073	-	11,446	15,613
Doubtful	181	2	-	-	183
	$126,791	$84,170	$79,417	$16,380	$306,758
Non-accrual	$550	$491	$-	$-	$1,041

As of June 30, 2010:
Pass	$76,861	$77,273	$53,946	$-	$208,080
Special Mention	19,462	3,554	-	-	23,016
Substandard	2,287	2,127	1,257	11,732	17,403
Doubtful	102	27	-	-	129
	$98,712	$82,981	$55,203	$11,732	$248,628
Non-accrual	$550	$42	$-	$-	$592

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	30-89	Than	Total		Financing	Days &
(in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of June 30, 2011:
Commercial Leases	$-	$20	$20	$126,771	$126,791	$20
Education, Government, Non-profit Leases	-	-	-	84,170	84,170	-
Commercial and Industrial Loans	-	-	-	79,417	79,417	-
Commercial Real Estate Loans	-	-	-	16,380	16,380	-
	$-	$20	$20	$306,738	$306,758	$20

As of June 30, 2010:
Commercial Leases	$-	$366	$366	$98,346	$98,712	$-
Education, Government, Non-profit Leases	-	417	417	82,564	82,981	375
Commercial and Industrial Loans	-	-	-	55,203	55,203	-
Commercial Real Estate Loans	-	-	-	11,732	11,732	-
	$-	$783	$783	$247,845	$248,628	$375

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of June 30, 2011 and 2010:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2011:
Allowance for lease and loan losses
Balance beginning of period	$1,772	$797	$1,321	$201	$4,091
Charge-offs	(192)	(49)	-	-	(241)
Recoveries	14	129	-	-	143
Provision	425	-	240	310	975
Balance end of period	$2,019	$877	$1,561	$511	$4,968

Individually evaluated for impairment	$591	$104	$-	$-	$695
Collectively evaluated for impairment	1,428	773	1,561	511	4,273
Total ending allowance balance	$2,019	$877	$1,561	$511	$4,968

Finance receivables
Individually evaluated for impairment	$4,004	$781	$-	$-	$4,785
Collectively evaluated for impairment	122,787	83,389	79,417	16,380	301,973
	$126,791	$84,170	$79,417	$16,380	$306,758

As of June 30, 2010:
Allowance for lease and loan losses
Balance beginning of period	$2,317	$865	$1,071	$201	$4,454
Charge-offs	(617)	(177)	-	-	(794)
Recoveries	72	9	-	-	81
Provision	-	100	250	-	350
Balance end of period	$1,772	$797	$1,321	$201	$4,091

Individually evaluated for impairment	$681	$86	$-	$-	$767
Collectively evaluated for impairment	1,091	711	1,321	201	3,324
Total ending allowance balance	$1,772	$797	$1,321	$201	$4,091

Finance receivables
Individually evaluated for impairment	$6,625	$598	$-	$-	$7,223
Collectively evaluated for impairment	92,087	82,383	55,203	11,732	241,405
Total ending finance receivable balance	$98,712	$82,981	$55,203	$11,732	$248,628

Note 9 – Borrowings:

At June 30, 2011, CalFirst Leasing had a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2012.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability, and is prohibited from repaying any indebtedness owed to the Company.  No borrowings have been made under this line of credit as of June 30, 2011.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and, as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At June 30, 2011, there was $10 million borrowed from the FHLB, with remaining availability of $2.5 million, while CalFirst Bank had no borrowings from the FRB, with unused borrowing availability of approximately $77.3 million secured by $100 million of lease receivables.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  The $10.0 million long-term debt reported at June 30, 2010 that matures on January 12, 2012 was reclassified to short term debt at June 30, 2011, with the weighted average interest rate of 2.07% at June 30, 2011 and June 30, 2010.

	June 30, 2011		June 30, 2010
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate

Short-term borrowings
FHLB advances	$10,000	2.07%	$-	-

Long-term Borrowings
FHLB advances	$-	-	$10,000	2.07%

The principal amount of the short-term FHLB advance matures on January 12, 2012.

Note 10 – Deposits:

The composition of deposits is as follows:

	June 30, 2011		June 30, 2010
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$2,808	1.0%	$943	0.5%

Interest-bearing deposits
Demand deposits	1,523	0.6%	291	0.1%
Savings deposits	84,302	30.7%	64,700	31.4%
Time certificates of deposits	186,142	67.7%	139,988	68.0%
Total Deposits	$274,775	100.0%	$205,922	100.0%

Included in savings deposits at June 30, 2011 is a deposit in the amount of $16.3 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company.  The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of $100,000 or more amounted to $131.6 million and $85.7 million at June 30, 2011 and 2010, respectively.  Interest expense on such deposits amounted to $1.7 million, $2.1 million and $2.7 million for the years ended June 30, 2011, 2010 and 2009, respectively.

At June 30, 2011, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2012	$142,966
2013	34,867
2014	8,309
Thereafter	-
Total time certificates of deposit	$186,142

Note 11 – Fair Value Measurement:

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2011, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, municipal bonds, mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  At June 30, 2010, securities available-for-sale also included U.S. Treasury Securities.

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2011 and 2010:
(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2011
Corporate bonds	$60,082	$-	$60,082	$-
Municipal bond	887	-	887	-
Mutual fund investment	1,208	1,208
Equity investment	527	527	-	-
	$62,704	$1,735	$60,969	$-
As of June 30, 2010
U.S. Treasury Securities	$11,086	$11,086	$-	$-
Corporate bonds	53,529	-	53,529	-
Mutual fund investment	3,339	3,339	-	-
	67,954	$14,425	$53,529	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at June 30, 2011 and 2010.

Note 12 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2011, and June 30, 2010, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.

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

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost.  Values for investments and available-for-sale securities are determined as set forth in Note 11.  The fair value of loan participations purchased in the secondary market is based upon current bid prices in such market at the measurement date.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

The estimated fair values of financial instruments were as follows:

	June 30, 2011		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$97,302	$97,302	$73,988	$73,988
Investments	3,617	3,672	4,020	4,083
Securities available-for-sale investment securities	62,704	62,704	67,954	67,954
Commercial loans	93,725	93,856	65,409	65,532
Financial Liabilities:
Demand and savings deposits	88,633	88,633	65,934	65,934
Time certificate of deposits	186,142	186,467	139,988	140,764
Short-term borrowings	10,000	10,096	-	-
Long-term borrowings	$-	$-	$10,000	$10,124

Note 13 – Income Taxes:

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

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2011	2010	2009
	(in thousands)
Current tax (benefit) expense:
Federal	$(159)	$934	$(494)
State	1,270	1,435	1,128
	1,111	2,369	634
Deferred tax (benefit) expense:
Federal	5,375	5,007	5,703
State	(458)	(483)	(756)
	4,917	4,524	4,947
	$6,028	$6,893	$5,581

At June 30, 2011 and 2010, the Company had an income taxes receivable balance of $1,378,000 and $3,816,000 respectively.

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.  Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2011	2010
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$24,563	$16,475
Deferred selling expenses	1,682	1,853
Other investments	659	1,160
Depreciation, other	118	175
Total liabilities	27,022	19,663
Deferred income tax assets:
Allowances and reserves	(2,083)	(1,831)
State income taxes	(445)	(502)
Stock-based compensation	(53)	(97)
Total assets	(2,581)	(2,430)
Net deferred income tax liabilities	$24,441	$17,233

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2011	2010	2009
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	4.83	5.36	4.70
Other, mainly tax exempt leases	(4.23)	(2.11)	(2.20)
Effective rate	35.60%	38.25%	37.50%

As of June 30, 2011, there was $709,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2011, accrued penalties and interest on unrecognized tax benefits are estimated to be $150,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2011	2010
	(dollars in thousands)
Balance, beginning of period	$715	$885
Increase for tax positions in current year	153	58
Decreases for tax positions taken in prior years	(14)	(87)
Lapse of statue of limitations	(140)	(113)
Decrease for interest and penalties	(5)	(28)
Balance, end of period	$709	$715

At June 30, 2011, there have been no material changes to the liability for uncertain tax positions and unrecognized tax benefits.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statute of limitations on open tax years, status of examinations and changes in management’s judgment.  The Company is subject to U.S. Federal income tax jurisdiction as well as multiple state and local tax jurisdictions as a result of doing business in most states.  The Company’s Federal tax returns are subject to examination from 2008 to the present, while state income tax returns are generally open from 2007 forward, and vary by individual state statutes of limitation.

Note 14 – Capital Structure and Stock-based Compensation:

At June 30, 2011, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

The Company had no stock-based compensation expense for the year ended June 30, 2011 and 2010.  The Company has not awarded any new grants since fiscal 2004.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	219,722	$ 7.90	344,038	$ 8.49	451,374	$ 9.18
Exercised	(177,395)	6.88	(120,071)	9.46	(40,388)	9.30
Canceled/expired	-	-	(4,245)	12.13	(66,948)	12.60
Options outstanding at end of year	42,327	$12.17	219,722	$ 7.90	344,038	$ 8.49

Shares available for issuance	1,707,622		1,605,260		1,499,557

Options exercisable	42,327		219,722		344,038

As of June 30, 2011
Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$9.96 - $12.49	42,327	1.52	$ 12.17

At June 30, 2011, the aggregate intrinsic value of options outstanding and options exercisable were $126,600.  The total intrinsic value of options exercised during the year ended June 30, 2010 was $1,302,678.

Note 15 – Regulatory Capital Requirements:

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

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2011 and 2010.  At June 30, 2011, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2011		2010
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$198,115	45.5%	$195,869	50.9%
Total risk-based capital	$203,195	46.6%	$200,336	52.1%
Tier 1 leverage capital	$198,115	38.4%	$195,869	45.0%

California First National Bank
Tier 1 risk-based capital	$78,206	21.3%	$71,500	23.4%
Total risk-based capital	$81,803	22.3%	$74,393	24.4%
Tier 1 leverage capital	$78,206	20.8%	$71,500	24.8%

Note 16 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement.  At June 30, 2011, the Company had approved lease and loan commitments of $92.5 million.  These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed.  The Company does not issue standby letters of credit.

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2014.  Rent expense was $946,000 (2011), $932,000 (2010) and $976,000 (2009).

Future minimum
Years ending	lease payments
June 30,	(in thousands)
2012	$815
2013	1,683
2014	282
2015	-
$2,780

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities.  Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of $117,842 (2011), $107,561 (2010) and $113,960 (2009).

Note 17 – Segment Reporting:

The Company’s leasing subsidiary, CalFirst Leasing, and banking subsidiary, CalFirst Bank, are considered to be two different business segments.  The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).  Below is a summary of each segment’s financial results for 2011, 2010 and 2009:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Leasing	Bank	Entries	Consolidated
	(in thousands)
Year end June 30, 2011
Net direct finance, loan and interest income
after provision for credit losses	$8,583	$12,304	$267	$21,154
Other income	5,759	2,054	56	7,869
Gross profit	$14,342	$14,358	$323	$29,023
Net earnings	$4,104	$6,706	$97	$10,907
Total assets	$139,597	$381,092	$3,726	$524,415

Year end June 30, 2010
Net direct finance, loan and interest income
after provision for credit losses	$9,922	$10,771	$879	$21,572
Other income	3,850	4,239	(1)	8,088
Gross profit	$13,772	$15,010	$878	$29,660
Net earnings	$3,611	$7,324	$192	$11,127
Total assets	$139,077	$294,856	$19,669	$453,602

Year end June 30, 2009
Net direct finance, loan and interest income
after provision for credit losses	$11,888	$9,321	$361	$21,570
Other income	6,410	886	(512)	6,784
Gross profit	$18,298	$10,207	$(151)	$28,354
Net earnings	$4,872	$4,249	$180	$9,301
Total assets	$126,549	$339,361	$23,062	$488,972

Note 18 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of and for the years ended June 30, 2011, and 2010 are presented below:

Condensed Balance Sheets	June 30,
(in thousands, except per share amounts)	2011	2010

ASSETS
Cash and cash equivalents	$6,414	$7,234
Investments and marketable securities	2,322	9,693
Intercompany receivable	166	184
Investment in banking subsidiary	79,497	73,501
Investment in nonbanking subsidiaries	66,792	62,890
Intercompany note receivable	45,216	53,868
Other assets	1,169	3,678
Premises and other fixed assets	11	27
	$201,587	$211,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued liabilities	$1,084	$931
Intercompany payable	194	221
Income taxes payable- deferred	687	11,375
	1,965	12,527
Stockholders' equity
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized;
10,417,597 (2011) and 10,240,202 (2010) issued and outstanding	104	102
Additional paid in capital	2,849	1,224
Retained earnings	195,162	194,543
Other comprehensive income, net of tax	1,507	2,679
	199,622	198,548
	$201,587	$211,075

Condensed Statements of Earnings	June 30,
(in thousands)	2011	2010
Income:
Management fee income bank subsidiary	$174	$290
Management fee income non-bank subsidiaries	795	795
Interest income non-bank subsidiaries	774	907
Other interest income	267	879
Gain (loss) on investment securities	55	(2)
	2,065	2,869

Non-interest Expenses:
Salaries & benefits	1,182	1,254
Occupancy	94	103
Professional services	225	224
Other general & administrative	204	215
	1,705	1,796

Income before taxes and equity in undistributed earnings of subsidiaries	360	1,073
Income tax expense	263	881
Equity in undistributed earnings of subsidiaries	10,810	10,935
Net Income	$10,907	$11,127

Condensed Statements of Cash Flows	June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,907	$11,127
Adjustments to reconcile net earnings to cash flows:
Amortization of premiums or discounts on securities, net	32	12
Net (gain) loss recognized on investment securities	(55)	2
Deferred income taxes	(1,098)	1,789
Equity in undistributed earnings of subsidiaries	(10,810)	(10,935)
Net change in other liabilities	153	(1,135)
Net change in other assets	2,509	(1,121)
Other, net	16	11
Net cash provided by (used for) operating activities	1,654	(250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	(10,290)
Proceeds from sale of investment securities	6,971	8,512
Payments for investments in and (advances to) subsidiaries	(784)	(848)
Net cash provided by (used for) investing activities	6,187	(2,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,627	1,135
Payments to repurchase common stock	-	(305)
Dividends paid	(10,288)	(6,112)
Net cash used for financing activities	(8,661)	(5,282)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(820)	(8,158)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,234	15,392
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,414	$7,234

Note 19 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2011 and 2010 is as follows:
	Three months ended
	September 30,	December 31,	March 31,	June 30,
2011	(in thousands except per share amounts)
Direct finance and loan income	$5,067	$5,785	$5,992	$5,602
Net direct finance, loan and interest income
after provision for credit losses	4,708	5,177	5,775	5,494
Gross profit	5,675	8,004	9,018	6,326
Net earnings	$1,661	$3,105	$3,657	$2,484

Basic earnings per common share	$0.16	$0.30	$0.36	$0.24
Diluted earnings per common share	$0.16	$0.30	$0.35	$0.24
Dividends declared per common share	$-	$1.00	$-	$-

2010
Direct finance and loan income	$5,943	$5,540	$5,519	$5,062
Net direct finance, loan and interest income
after provision for credit losses	5,728	5,251	5,491	5,102
Gross profit	8,417	7,987	7,083	6,171
Net earnings	$3,453	$3,077	$2,596	$2,000

Basic earnings per common share	$0.34	$0.30	$0.25	$0.20
Diluted earnings per common share	$0.34	$0.30	$0.25	$0.19
Dividends declared per common share	$0.12	$0.48	$-	$-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no significant changes made during the most recent fiscal year to the Company's internal controls or other factors that could significantly affect the Company's internal control over financial reporting

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

10.6
First Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2007 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated April 2, 2007)

10.7
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2008 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated June 16, 2008)

10.8
Second Amendment to Office Lease dated June 11, 2008, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form 8-K dated June 16, 2008)

10.9
Third Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of April 3, 2009 (incorporated by reference to Exhibit 10.9 to Registrant's Statement on Form 8-K dated April 6, 2009)

10.10
Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of March 25, 2010 (incorporated by reference to Exhibit 10.6 to Registrant's Statement on Form 8-K dated April 20, 2010)

10.11
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of April 26, 2011 (incorporated by reference to Exhibit 10.11 to Registrant's March 31, 2011 10-Q)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	59

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	60

32.0	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	61

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By:	/s/ S. Leslie Jewett	Date:	September 28, 2011
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 28, 2011
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 28, 2011
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 28, 2011
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 28, 2011
Michael H. Lowry

/s/ Harris Ravine	Director	September 28, 2011
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 28, 2011
Danilo Cacciamatta