Form 10-Q
period 2011-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2011-11-14
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One] [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18201 Von Karman, Suite 800
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:       (949) 255-0500

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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 3, 2011 was 10,420,483.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Cash and due from banks	$99,130	$97,302
Securities available-for-sale	67,170	62,704
Investment securities	3,426	3,617
Net receivables	2,286	2,198
Property acquired for transactions in process	29,826	29,199
Leases and loans:
Leases	228,859	226,426
Commercial loans	89,416	95,797
Allowance for credit losses	(5,132)	(5,049)
Net investment in leases and loans	313,143	317,174

Net property on operating leases	826	1,191
Income taxes receivable	274	1,378
Other assets	1,010	1,204
Discounted lease rentals assigned to lenders	7,088	8,448
	$524,179	$524,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,149	$1,338
Accrued liabilities	3,082	3,042
Demand and money market deposits	88,582	88,633
Time certificates of deposit	185,088	186,142
Short-term borrowings	10,000	10,000
Lease deposits	2,838	2,749
Non-recourse debt	7,088	8,448
Deferred income taxes – including income taxes payable, net	24,256	24,441
	323,083	324,793

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,418,697 (September 2011) and 10,417,597 (June 2011) issued and outstanding	104	104
Additional paid in capital	2,863	2,849
Retained earnings	197,650	195,162
Other comprehensive income, net of tax	479	1,507
	201,096	199,622
	$524,179	$524,415

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended
	September 30,
	2011	2010

Direct finance and loan income	$5,285	$5,067
Investment interest income	838	838
Total direct finance, loan and interest income	6,123	5,905

Interest expense
Deposits	829	869
Borrowings	53	53
Net direct finance, loan and interest income	5,241	4,983
Provision for credit losses	-	275
Net direct finance, loan and interest income after provision for credit losses	5,241	4,708

Non-interest income
Operating and sales-type lease income	1,426	409
Gain on sale of leases and leased property	320	146
Realized gain on sale of investment securities	-	208
Other fee income	106	204
Total non-interest income	1,852	967

Gross profit	7,093	5,675

Non-interest expenses
Compensation and employee benefits	2,229	2,089
Occupancy	239	236
Professional services	147	123
Other general and administrative	465	537
Total non-interest expenses	3,080	2,985

Earnings before income taxes	4,013	2,690

Income taxes	1,525	1,029

Net earnings	$2,488	$1,661

Basic earnings per common share	$0.24	$0.16

Diluted earnings per common share	$0.24	$0.16

Dividends declared per common share outstanding	$-	$-

Average common shares outstanding – basic	10,417,621	10,250,234

Average common shares outstanding – diluted	10,427,835	10,331,355

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,488	$1,661
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	-	275
Depreciation and net amortization (accretion)	(296)	(807)
Gain on sale of leased property and sales-type lease income, net	(523)	86
Net gain recognized on investment securities	-	(208)
Deferred income taxes, including income taxes payable	376	2,293
Decrease (increase) in income taxes receivable	1,104	(1,239)
Net increase in accounts payable and accrued liabilities	851	1,336
Other, net	269	757
Net cash provided by operating activities	4,269	4,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(47,725)	(74,411)
Payments received on lease receivables and loans	50,541	43,568
Proceeds from sales of leased property and sales-type leases	1,711	554
Purchase of investment securities	(11,249)	-
Pay down on investment securities	5,193	216
Proceeds from sale of investment securities	-	7,296
Net decrease in other assets	179	26
Net cash used for investing activities	(1,350)	(22,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(1,054)	10,491
Net (decrease) increase in demand and money market deposits	(51)	4,958
Proceeds from exercise of stock options	14	181
Net cash (used for) provided by financing activities	(1,091)	15,630

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,828	(2,967)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,302	73,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,130	$71,021

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(1,360)	$(1,820)
Estimated residual values recorded on leases	$(615)	$(582)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the three month period for:
Interest	$955	$979
Income Taxes	$94	$29

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Three months ended September 30, 2010

Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

Comprehensive income
Net earnings	-	-	-	1,661	-	1,661
Unrealized gain on investment securities, net of tax	-	-	-	-	467	467
Reclassification adjustment – realized gains on
investment securities included in
net income, net of tax	-	-	-	-	(129)	(129)
Total comprehensive income						1,999

Shares issued - Stock options exercised	21,543	1	180	-	-	181
Balance, September 30, 2010	10,261,745	$103	$1,404	$196,204	$3,017	$200,728

Three months ended September 30, 2011

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

Comprehensive income
Net earnings	-	-	-	2,488	-	2,488
Unrealized loss on investment securities, net of tax	-	-	-	-	(1,028)	(1,028)
Total comprehensive income						1,460

Shares issued - Stock options exercised	1,100	-	14	-	-	14
Balance, September 30, 2011	10,418,697	$104	$2,863	$197,650	$479	$201,096

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2011. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2011 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2011 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2011 and the statements of earnings, cash flows and stockholders’ equity for the three-month periods ended September 30, 2011 and 2010. The results of operations for the three-month period ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2012.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or only after the beginning of the fiscal year of adoption. Early application is permitted. In addition, ASU 2011-02 requires that an entity disclose the information required by ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which was previously deferred by ASU 2011-01. These disclosure requirements are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this guidance did not have a material impact on results of operations or financial condition.

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires an entity that reports items of other comprehensive income to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2011, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2011 Annual Report on Form 10-K.  The Company has not awarded any new grants since fiscal 2004 and has not recognized compensation expense related to unvested shares since September 2008.

The following table summarizes the stock option activity for the periods indicated:

	Three months ended
	September 30, 2011		September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	42,327	$12.17	219,722	$7.90

Exercised	(1,100)	$12.13	(21,543)	$8.38
Canceled/expired	-	-	-	-
Options outstanding and exercisable at end of period	41,227	$12.17	198,179	$7.85

As of September 30, 2011
Options Outstanding & Exercisable
Range of Exercise prices	Number Exercisable & Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$9.96 - $12.49	41,227	1.28	$12,17

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2011, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, municipal bonds, and mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate and municipal bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input).  Mutual funds and equity investments are valued by reference to the market closing or last trade price (Level 1 inputs).  In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2011
Corporate bonds	$64,591	$-	$64,591	$-
Municipal bonds	886	-	886	-
Mutual fund investments	1,221	1,221	-	-
Equity investment	472	472	-	-
	$67,170	$1,693	$65,477	$-

As of June 30, 2011
Corporate bonds	$60,082	$-	$60,082	$-
Municipal bonds	887	-	887	-
Mutual fund investments	1,208	1,208	-	-
Equity investment	527	527	-	-
	$62,704	$1,735	$60,969	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at September 30, 2011 and June 30, 2011.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of September 30, 2011, and June 30, 2011, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost.  Values for investments and available-for-sale securities are determined as set forth in Note 4 and 7.  The fair value of loan participations that trade in the secondary market is based upon current bid prices in such market at the measurement date.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

The estimated fair values of financial instruments were as follows:

	September 30, 2011		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$99,130	$99,130	$97,302	$97,302
Investment securities	3,426	3,470	3,617	3,672
Securities available-for-sale	67,170	67,170	62,704	62,704
Commercial loans	87,344	85,483	93,725	93,856
Financial Liabilities:
Demand and money market deposits	88,582	88,582	88,633	88,633
Time certificate of deposits	185,088	185,631	186,142	186,467
Short-term borrowings	$10,000	$10,054	$10,000	$10,096

NOTE 6 – INVESTMENT SECURITIES:

Investment securities are carried at cost and consist of the following:

	September 30, 2011		June 30, 2011
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,301	1,301	1,361	1,361
Mortgage-backed investments	470	514	601	656
	$3,426	$3,470	$3,617	$3,672

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

NOTE 7 – SECURITIES AVAILABLE-FOR-SALE:

The amortized cost, fair value, and carrying value of securities at September 30, 2011 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Corporate bonds	$63,853	$738	$64,591	$64,591
Municipal bonds	861	25	886	886
Mutual fund investments	1,306	(85)	1,221	1,221
Equity investments	422	50	472	472
Total securities available-for-sale	$66,442	$728	$67,170	$67,170

The amortized cost, fair value, and carrying value of securities at June 30, 2011 were as follows:

(in thousands)	Amortized	Gross Unrealized	Fair	Carrying
	Cost	Gains / (Losses)	Value	Value
Corporate bonds	$57,791	$2,291	$60,082	$60,082
Municipal bonds	867	20	887	887
Mutual fund investments	1,306	(98)	1,208	1,208
Equity investments	422	105	527	527
Total securities available-for-sale	$60,386	$2,318	$62,704	$62,704

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$15,678	$15,997
Due after one year but less then 5 years	49,036	49,481
Due after five years	-	-
No stated maturity	1,728	1,692
Total securities available-for-sale	$66,442	$67,170

Gross realized gains and gross realized losses on investment securities are summarized below. During the three months ended September 30, 2010, a corporate bond exercised a call provision resulting in the recognition of a realized gain of $208,000. The gain is recognized using the specific identification method and is included in non-interest income.

	Three months ended
	September 30,
	2011	2010
	(in thousands)
Gross realized gains	$-	$208
Gross realized losses	-	-
Other than temporary impairment	-	-
Total	$-	$208

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at September 30, 2011 and June 30, 2011, an investment for which an other-than-temporary impairment already has been recognized in the third quarter of fiscal 2009.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At September 30, 2011
Mutual fund investment	$(85)	$1,221	$-	$-	$(85)	$1,221
Total	$(85)	$1,221	$-	$-	$(85)	$1,221

At June 30, 2011
Mutual fund investment	$(98)	$1,208	$-	$-	$(98)	$1,208
Total	$(98)	$1,208	$-	$-	$(98)	$1,208

The fair value of the mutual fund investment has fluctuated over the last year along with changes in the markets, and the decline in value has not been deemed sufficiently permanent as to consider the investment impaired. The Company has the ability and intent to retain this investment for a sufficient time to recover its investment.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At of September 30, 2011, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30, 2011	June 30, 2011
	(in thousands)
Minimum lease payments receivable	$231,616	$229,677
Estimated residual value	18,147	18,585
Less unearned income	(20,904)	(21,836)
Net investment in leases before allowances	228,859	226,426
Less allowance for lease losses	(2,979)	(2,896)
Less valuation allowance for estimated residual value	(81)	(81)
Net investment in leases	$225,799	$223,449

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $3.9 million and $4.1 million at September 30, 2011 and June 30, 2011, respectively.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30, 2011	June 30, 2011
	(in thousands)
Commercial loan syndications	$71,716	$78,353
Commercial real estate loans	16,299	16,425
Revolving lines of credit	2,336	2,148
Total commercial loans	90,351	96,926
Less unearned income and discounts	(935)	(1,129)
Less allowance for loan losses	(2,072)	(2,072)
Net commercial loans	$87,344	$93,725

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

NOTE 10 – CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following tables provide information on the credit profile of the components of the portfolio and allowance for credit losses related to “financing receivables” as defined under ASC Topic 310.  This disclosure on “financing receivables” covers the Company’s direct finance and sales-type leases and all commercial loans, but does not include operating leases, transactions in process or residual values.   The portfolio is disaggregated into segments and classifications appropriate for assessing and monitoring the portfolios’ risk and performance. This disclosure does not encompass all risk assets or the entire allowance for credit losses.

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

The risk classification of financing receivables by portfolio class is as follows:

		Education
		Government	Commercial	Commercial	Total
(in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of September 30, 2011:
Pass	$122,994	$75,494	$70,158	$-	$268,646
Special Mention	8,613	2,835	2,995	8,004	22,447
Substandard	2,912	648	-	8,259	11,819
Doubtful	156	2	-	-	158
	$134,675	$78,979	$73,153	$16,263	$303,070
Non-accrual	$409	$277	$-	$-	$686

As of June 30, 2011:
Pass	$112,588	$79,994	$79,417	$-	$271,999
Special Mention	10,928	3,101	-	4,934	18,963
Substandard	3,094	1,073	-	11,446	15,613
Doubtful	181	2	-	-	183
	$126,791	$84,170	$79,417	$16,380	$306,758
Non-accrual	$550	$491	$-	$-	$1,041

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	30-89	Than	Total		Financing	Days &
(in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of September 30, 2011:
Commercial Leases	$517	$10	$527	$134,148	$134,675	$10
Education, Government, Non-profit Leases	314	-	314	78,665	78,979	-
Commercial and Industrial Loans	-	-	-	73,153	73,153	-
Commercial Real Estate Loans	-	-	-	16,263	16,263	-
	$831	$10	$841	$302,229	$303,070	$10

As of June 30, 2011:
Commercial Leases	$-	$20	$20	$126,771	$126,791	$20
Education, Government, Non-profit Leases	-	-	-	84,170	84,170	-
Commercial and Industrial Loans	-	-	-	79,417	79,417	-
Commercial Real Estate Loans	-	-	-	16,380	16,380	-
	$-	$20	$20	$306,738	$306,758	$20

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of September 30, 2011 and June 30, 2011:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of September 30, 2011:
Allowance for lease and loan losses
Balance, June 30, 2011	$2,019	$877	$1,561	$511	$4,968
Charge-offs	-	-	-	-	-
Recoveries	83	-	-	-	83
Provision	-	-	-	-	-
Balance September 30, 2011	$2,102	$877	$1,561	$511	$5,051

Individually evaluated for impairment	$555	$64	$-	$-	$619
Collectively evaluated for impairment	1,547	813	1,561	511	4,432
Total ending allowance balance	$2,102	$877	$1,561	$511	$5,051

Finance receivables
Individually evaluated for impairment	$3,555	$475	$-	$-	$4,030
Collectively evaluated for impairment	131,120	78,504	73,153	16,263	299,040
	$134,675	$78,979	$73,153	$16,263	$303,070

As of June 30, 2011:
Allowance for lease and loan losses
Balance, June 30, 2010	$1,772	$797	$1,321	$201	$4,091
Charge-offs	(192)	(49)	-	-	(241)
Recoveries	14	129	-	-	143
Provision	425	-	240	310	975
Balance, June 30,2011	$2,019	$877	$1,561	$511	$4,968

Individually evaluated for impairment	$591	$104	$-	$-	$695
Collectively evaluated for impairment	1,428	773	1,561	511	4,273
Total ending allowance balance	$2,019	$877	$1,561	$511	$4,968

Finance receivables
Individually evaluated for impairment	$4,004	$781	$-	$-	$4,785
Collectively evaluated for impairment	122,787	83,389	79,417	16,380	301,973
	$126,791	$84,170	$79,417	$16,380	$306,758

NOTE 11 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and, as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At September 30, 2011, there was $10 million borrowed from the FHLB, with remaining availability of $2.5 million, while CalFirst Bank had no borrowings from the FRB, with unused borrowing availability of approximately $72.9 million secured by $100 million of lease receivables.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  The $10.0 million short-term borrowing matures on January 12, 2012 with the interest rate of 2.07% at September 30, 2011 and June 30, 2011.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2011 and 2010:

			Bancorp and
	CalFirst		Eliminating
	Leasing	CalFirst Bank	Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2011
Net direct finance, loan and interest income
after provision for credit losses	$2,042	$3,166	$33	$5,241
Non-interest income	1,797	55	-	1,852
Gross profit	$3,839	$3,221	$33	$7,093
Net income	$1,279	$1,373	$(164)	$2,488
Total assets at September 30, 2011	$142,556	$382,000	$(377)	$524,179

Quarter ended September 30, 2010
Net direct finance, loan and interest income,
after provision for credit losses	$1,957	$2,642	$109	$4,708
Non-interest income	623	289	55	967
Gross profit	$2,580	$2,931	$164	$5,675
Net earnings	$344	$1,257	$60	$1,661
Total assets at September 30, 2010	$148,923	$316,406	$8,709	$474,038

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. CalFirst Bank focuses on leasing and financing capital assets which it funds directly or through CalFirst Leasing. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, purchases participations in commercial loan syndications and provides commercial loans to businesses, including real estate based and revolving lines of credit.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with a greater portion of assets that reprice or mature within one year.  The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2011.

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

Net earnings for the first quarter ended September 30, 2011 were $2.5 million, up 50% from the $1.7 million earned during the first quarter of fiscal 2011.  The increase in net earnings from the first quarter of the prior year is largely due to $1.2 million increase in income from the re-lease and sale of leased property reaching the end of term and a 12% increase in net interest income after provision for credit losses.

New lease bookings of $39.7 million for the first quarter of fiscal 2012 were up 39% while commercial loans boarded of $5.3 million declined from $37.5 million boarded in the first quarter of fiscal 2011.  The decline in commercial loans was due to continued restrictions on CalFirst Bank’s commercial loan activities.  As a result, total lease and loan assets booked in the quarter decreased 32% to $44.9 million.  The net investment in leases and loans of $313.1 million at September 30, 2011 decreased slightly from June 30, 2011 and was up 11.4% from the balance at September 30, 2010. During the first quarter of fiscal 2012, lease originations and lease purchase commitments were 10% less than the level of the first quarter of fiscal 2011, but with no commercial loan development, total originations were down 79% from the first quarter of fiscal 2011.  At September 30, 2011, the backlog of approved lease and loan commitments of $113.0 million is 25% below the level of a year ago and down 8% from June 30, 2011.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2011, net earnings of $2.5 million increased 50% compared to the first quarter ended September 30, 2010.  Diluted earnings per share of $0.24 for the first quarter of fiscal 2012 were up 48% from $0.16 for the first quarter of fiscal 2011.

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

Net direct finance, loan and interest income was $5.2 million for the quarter ended September 30, 2011, a $258,000, or 5.2% increase compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the first quarter ended September 30, 2011 increased 3.7% to $6.1 million from $5.9 million earned during the first quarter of fiscal 2011.  The increase includes a $429,000, or 11.5%, increase in direct finance income related to a 18.4% increase in the average investment in leases offset by a 46 basis point drop in average yields earned on leases held in the Company’s own portfolio.  Commercial loan income decreased $211,000 due to a 153 basis point decline in the average yield on an average loan portfolio that increased $7.4 million to $87.9 million.  Investment income remained flat at $838,000 as average cash and investment balances increased 19.5% to $169.3 million and the average yield dropped 39 basis points.  During the first quarter of fiscal 2012, interest expense paid on deposits and borrowings decreased $40,000, or 4.4%, reflecting a 40 basis point drop in the average interest rate to 1.26% and an increase of $57.7 million in average balances to $280.8 million.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2011 vs 2010
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$682	$(253)	$429
Commercial loans	125	(336)	(211)
Discounted lease rentals	(77)	1	(76)
Federal funds sold	(17)	(11)	(28)
Investment securities	22	(26)	(4)
Interest-bearing deposits with banks	14	(10)	4
	766	(624)	142

Interest expense
Non-recourse debt	(77)	1	(76)
Demand and savings deposits	49	(59)	(10)
Time deposits	185	(215)	(30)
Borrowings	-	-	-
	157	(273)	(116)
	$609	$(351)	$258

The following table presents the Company’s average balances, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
	September 30, 2011			September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets
Interest-earning deposits with banks	$100,669	$45	0.2%	$74,935	$41	0.2%
Investment securities	68,614	793	4.6%	66,773	797	4.8%
Commercial loans	87,930	1,140	5.2%	80,500	1,351	6.7%
Net investment in leases, including
discounted lease rentals (1,2)	230,568	4,252	7.4%	201,610	3,899	7.7%
Total interest-earning assets	487,781	6,230	5.1%	423,818	6,088	5.7%
Other assets	35,323			40,613
	$523,104			$464,431

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	86,344	168	0.4%	$67,654	178	1.1%
Time deposits	184,433	661	3.1%	145,423	691	1.9%
Other borrowings	10,000	53	2.1%	10,000	53	2.1%
Non-recourse debt (1)	7,751	107	5.5%	13,342	183	5.5%
Total interest-bearing liabilities	288,528	989	1.4%	236,419	1,105	1.9%
Other liabilities	34,277			28,353
Stockholders' equity	200,299			199,659
	$523,104			$464,431
Net direct finance, loan and interest income		$5,241			$4,983
Net direct finance, loan and interest income to
average interest-earning assets			4.3%			4.7%
Average interest-earning assets over
average interest-bearing liabilities			169.1%			179.3%

(1)
Direct finance income and interest expense on average discounted lease rentals and non-recourse debt of $7.8 million and $13.3 million for the quarters ended September 30, 2011 and 2010, respectively, offset each other and do not contribute to the Company’s net direct finance, loan and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses -- The Company did not record a provision for credit losses in the first quarter of fiscal 2012, compared to a $275,000 provision for the same period in the prior year.  The decrease in the provision primarily related to stability in the credit profile of the lease portfolio and a 7% decline in the commercial loan portfolio from June 30, 2011.

Non-interest Income -- Total non-interest income for the first quarter ended September 30, 2011 increased by $0.9 million, or 91.5%, to $1.9 million, compared to $1.0 million for the same quarter of the prior fiscal year.  The increase was primarily due to one sales type lease booked in the first quarter of fiscal 2012 related to the re-lease of property on a lease reaching the end of term.

Non-interest Expense -- The Company’s non-interest expenses reported for the quarter ended September 30, 2011 increased $95,000, or 3.2%, to $3.1 million compared to $3.0 million for the first quarter of fiscal 2011.  The increase in non-interest expenses is primarily due to higher compensation expense recognized related to the sales organization.

Income Taxes -- Income taxes were accrued at a tax rate of 38.00% and 38.25% for the first quarter ended September 30, 2011 and 2010, respectively, representing the estimated annual tax rate for the fiscal years ending June 30, 2012 and 2011, respectively.

Financial Condition Analysis

Consolidated total assets at September 30, 2011 of $524.2 million compared to $524.4 million at June 30, 2011.  The net investment in leases increased $2.4 million to $228.9 while the commercial loan portfolio declined $6.4 million to $89.4 million that was offset by an increase of $4.5 million in securities available-for-sale.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first three months ended September 30, 2011, all of the new leases booked by the Company were held in its own portfolios, compared to 98% during the first three months of fiscal 2011. The $2.4 million increase in the Company’s net investment in leases during the quarter includes a $2.6 million increase in lease receivables offset by a slight decrease in the estimated residual values.  The increase in lease receivables is due to the volume of new leases being booked during the period being sufficient to offset payments received and leases terminating.  The decreased investment in residual values is due to a larger volume of leases maturing than booked during the period in which the Company retained a residual investment.  The $6.4 million decline in the Company’s commercial loan portfolio reflected loan payoff and repayments aggregating to $11.6 million offset by the addition of $5.2 million new commercial loan participations.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2011, the Company’s investment in property acquired for transactions in process of $29.8 million related to approximately $84.5 million of approved direct lease commitments.  This investment in transactions in process increased slightly from $29.2 million at June 30, 2011, which related to direct lease commitments of $87.2 million, but was down from $34.5 million at September 30, 2010, which related to approved lease commitments of $82.5 million. In addition, at September 30, 2011 the Company had unfunded commercial loan commitments of $17.6 million, and unfunded lease purchase commitments of $7.5 million.

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

The following table summarizes the Company’s non-performing leases and loans:

	September 30, 2011	June 30, 2011
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$838	$1,137
Restructured leases	1,618	1,441
Leases past due 90 days (other than above)	35	45
Total non-performing capital leases and loans	$2,491	$2,623
Non-performing assets as % of net investment
in leases and loans before allowances	0.8%	0.9%

The decrease in non-performing assets was primarily due to the decline in non-accrual leases at September 30, 2011 compared to June 30, 2011 as payments received lowered the balances due. The restructured lease balance includes two leases, both of which were current with their payments at September 30, 2011. In addition to the non-performing leases and loans identified above, there was $9.9 million of investment in leases and loans at September 30, 2011 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $13.6 million at June 30, 2011 and $8.9 million at September 30, 2010. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Three months ended
	September 30,
	2011	2010
	(dollars in thousands)
Property acquired for transactions in process before allowance	$29,837	$34,746
Net investment in leases and loans before allowance	318,275	285,587
Net investment in “risk assets”	$348,112	$320,333

Allowance for credit losses at beginning of period	$5,080	$4,467
Charge-off of lease receivables	-	-
Recovery of amounts previously written off	83	15
Provision for credit losses	-	275
Allowance for credit losses at end of period	$5,163	$4,757

Components of allowance for credit losses:
Allowance for lease and loan losses	$5,132	$4,494
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	11	243
	$5,163	$4,757
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.6%	1.7%
Allowance for credit losses as a percent of net investment in “risk assets”	1.5%	1.5%

The allowance for credit losses increased $83,000 to $5.2 million (1.6% of net investment in leases and loans before allowances) at September 30, 2011 from $5.1 million (1.7% of net investment in leases and loans before allowances) at June 30, 2011. This allowance consisted of $701,000 allocated to specific accounts that were identified as problems and $4.44 million that was available to cover losses inherent in the portfolio. This compared to $787,000 allocated to specific accounts at June 30, 2011 and $4.27 million available for losses inherent in the portfolio at that time.  The slight decrease in the specific allowance at September 30, 2011 primarily relates to payments received against substandard leases. The Company considers the allowance for credit losses of $5.2 million at September 30, 2011 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total securities available-for-sale was $67.2 million as of September 30, 2011, compared with $62.7 million at June 30, 2011.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at September 30, 2011 and June 30, 2011 are as follows:

	As of September 30, 2011		As of June 30, 2011
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$63,853	$64,591	$57,791	$60,082
Municipal bonds	861	886	867	887
Mutual fund investments	1,306	1,221	1,306	1,208
Equity investments	422	472	422	527
Total securities available-for-sale	$66,442	$67,170	$60,386	$62,704

During the first quarter of fiscal 2012, the Company’s portfolio of securities available-for-sale increased $4.5 million primarily due the additions of $11.2 million to the corporate bond portfolio offset by a maturing bond and payments received.  At September 30, 2011, the securities portfolio included an unrealized pre-tax gain of $0.7 million compared to a $2.3 million unrealized pre-tax gain at June 30, 2011.  The weighted average maturity was 2.1 years and the corresponding weighted average yield was 4.71 percent at September 30, 2011.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2011 and June 30, 2011, the Company’s cash and cash equivalents were $99.1 million and $97.3 million, respectively.  Stockholders’ equity at September 30, 2011 was $201.1 million, or 38.4% of total assets, compared to $199.6 million, or 38.1% of total assets, at June 30, 2011.  At September 30, 2011, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $273.7 million at September 30, 2011, compared to $221.4 million at September 30, 2010 and $274.8 million at June 30, 2011. The $52.3 million increase from September 30, 2010 was used to fund leases and investments, as well as maintain liquidity at the Bank.  The following table presents the balances, average balances and average rates paid on deposits for the quarters ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011			2010
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,598	$1,786	n/a	$1,590	$1,582	N/a
Interest-bearing demand deposits	2,339	2,159	0.44%	412	344	0.50%
Money market deposits	84,645	84,185	0.78%	68,890	67,310	1.05%
Time deposits, less than $100,000	52,789	53,151	1.53%	53,852	53,925	2.04%
Time deposits, $100,000 or more	$132,299	$131,282	1.38%	$96,627	$91,498	1.80%

The following table shows the maturities of certificates of deposits at September 30, 2011:

	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$7,020	$13,855
3 – 6 months	17,951	49,252
7 – 12 months	15,951	46,568
13 – 24 months	8,796	16,429
25 – 36 months	3,071	6,195
	$52,789	$132,299

The Bank has entered into borrowing agreements with the Federal Home Loan Bank of San Francisco to take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had an outstanding balance of $10.0 million under the Federal Home Loan Bank agreement at September 30, 2011, classified as short-term, at a borrowing cost of 2.07%.  The principal amount of the long-term FHLB advance matures on January 12, 2012.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities and qualifying commercial loans, with $2.5 million available under the agreement as of September 30, 2011.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at September 30, 2011, and unused borrowing availability of approximately $72.9 million secured by $97.5 million of lease receivables.  The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2011, the Company had outstanding non-recourse debt aggregating $7.1 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At September 30, 2011, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2012.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of September 30, 2011.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2011. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan and lease purchase commitments	$25,087	$25,087	$-	$-
Lease property purchases (1)	52,499	52,499	-	-
FHLB & FRB Borrowings	10,000	10,000	-
Operating lease rental expense	2,579	1,029	1,550	-
Total contractual commitments	$90,165	$88,615	$1,550	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At September 30, 2011, the Company had $94.1 million of cash or invested in securities of very short duration, with another $22.7 million of cash and securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $340.1 million consists of leases with fixed rates and loans with fixed and variable rates, however, $186.9 million of such investment reprices within one year of September 30, 2011. This compares to the Bank’s interest bearing deposit liabilities of $273.7 million, of which 86.8%, or $237.6 million, reprice within one year.  Based on the foregoing, at September 30, 2011 the Company had assets of $303.8 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $247.6 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at September 30, 2011 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$89,130	$10,000	$-	$-	$-	$99,130
Investment securities	4,987	12,702	49,481	3,426	-	70,596
Net investment in leases	22,948	82,884	142,486	1,445	(23,964)	225,799
Commercial loans	81,101	-	9,250	-	(3,007)	87,344
Non-interest earning assets	-	-	-	-	41,310	41,310
Totals	$198,166	$105,586	$201,217	$4,871	$14,339	$524,179
Cumulative total for RSA	$198,166	$303,752	$504,969	$509,840

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$86,984	$-	$-	$-	$1,598	$88,582
Time deposits	20,874	129,724	34,490	-	-	185,088
Borrowings	-	10,000	-	-	-	10,000
Non-interest bearing liabilities	-	-	-	-	39,413	39,413
Stockholders' equity	-	-	-	-	201,096	201,096
Totals	$107,858	$139,724	$34,490	$-	$242,107	$524,179
Cumulative total for RSL	$107,858	$247,582	$282,072	$282,072

Interest rate sensitivity gap	$90,308	$(34,138)	$166,727	$4,871
Cumulative GAP	$90,308	$56,170	$222,897	$227,768

RSA divided by RSL (cumulative)	183.73%	122.69%	179.02%	180.75%
Cumulative GAP / total assets	17.23%	10.72%	42.52%	43.45%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President, Tax and Accounting concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2011:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1, 2011 - July 31, 2011	-	$-	368,354
August 1, 2011 - August 31, 2011	-	$-	368,354
September 1, 2011 - September 30, 2011	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

a) Exhibits	Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	26
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Senior Vice President, Tax and Accounting	27
32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	28

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	November 10, 2011	BY:	/s/ Robert Hodgson
Robert Hodgson
Senior Vice President, Tax and Accounting
(Principal Financial and Accounting Officer)