Form 10-Q
period 2011-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2012-02-10
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2011

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                   to ____________________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [ ] Smaller Reporting Company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ] No  [x]

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 2, 2012 was 10,420,483.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Cash and due from banks	$66,446	$97,302
Securities available-for-sale	60,379	62,704
Investment securities	3,364	3,617
Net receivables	2,085	2,198
Property acquired for transactions in process	25,616	29,199
Leases and loans:
Leases	244,889	226,426
Commercial loans	87,075	95,797
Allowance for credit losses	(5,118)	(5,049)
Net investment in leases and loans	326,846	317,174

Net property on operating leases	943	1,191
Income taxes receivable	384	1,378
Other assets	939	1,204
Discounted lease rentals assigned to lenders	5,778	8,448
	$492,780	$524,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,784	$1,338
Accrued liabilities	2,823	3,042
Demand and money market deposits	82,560	88,633
Time certificates of deposit	181,942	186,142
Short-term borrowings	-	10,000
Lease deposits	2,174	2,749
Non-recourse debt	5,778	8,448
Deferred income taxes – including income taxes payable, net	23,212	24,441
	301,273	324,793

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,420,483 (December 2011) and 10,417,597 (June 2011) issued and outstanding	104	104
Additional paid in capital	2,884	2,849
Retained earnings	188,249	195,162
Accumulated other comprehensive income, net of tax	270	1,507
	191,507	199,622
	$492,780	$524,415

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Direct finance and loan income	$5,118	$5,785	$10,403	$10,852
Investment interest income	807	757	1,645	1,595
Total direct finance, loan and interest income	5,925	6,542	12,048	12,447

Interest expense
Deposits	750	812	1,579	1,681
Borrowings	58	53	111	106
Net direct finance, loan and interest income	5,117	5,677	10,358	10,660
Provision for credit losses	-	500	-	775

Net direct finance, loan and interest income after provision for credit losses	5,117	5,177	10,358	9,885

Non-interest income
Operating and sales-type lease income	349	837	1,775	1,245
Gain on sale of leases and leased property	795	602	1,115	748
Realized gain on securities available-for-sale	56	1,194	56	1,402
Other fee income	113	194	219	399
Total non-interest income	1,313	2,827	3,165	3,794

Gross profit	6,430	8,004	13,523	13,679

Non-interest expenses
Compensation and employee benefits	2,271	2,114	4,500	4,203
Occupancy	239	238	478	474
Professional services	124	118	272	241
Other	471	506	936	1,043
Total non-interest expenses	3,105	2,976	6,186	5,961

Earnings before income taxes	3,325	5,028	7,337	7,718

Income taxes	1,263	1,923	2,788	2,952

Net earnings	$2,062	$3,105	$4,549	$4,766

Basic earnings per common share	$0.20	$0.30	$0.44	$0.46

Diluted earnings per common share	$0.20	$0.30	$0.44	$0.46

Weighted average common shares outstanding	10,420	10,276	10,419	10,263

Diluted common shares outstanding	10,431	10,366	10,429	10,353

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,549	$4,766
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	-	775
Depreciation and net amortization (accretion)	(542)	(1,620)
Gain on sale of leased property and sales-type lease income	(687)	(117)
Net gain recognized on investment securities	(56)	(1,402)
Deferred income taxes, including income taxes payable	(554)	3,819
Decrease (increase) in income taxes receivable	994	(1,239)
Net increase in accounts payable and accrued liabilities	1,227	1,791
Other, net	(390)	(371)
Net cash provided by operating activities	4,541	6,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(97,669)	(168,577)
Payments received on lease receivables and loans	90,153	101,357
Proceeds from sales of leased property and sales-type leases	3,240	2,036
Purchase of investment securities	(11,249)	(5,780)
Pay down on investment securities	8,525	280
Proceeds from sale of investment securities	3,067	23,614
Net decrease in other assets	236	60
Net cash used for investing activities	(3,697)	(47,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(4,200)	13,097
Net (decrease) increase in demand and money market deposits	(6,073)	6,499
Net decrease in short-term borrowings	(10,000)	-
Dividends to stockholders	(11,462)	(10,289)
Proceeds from exercise of stock options	35	598
Net cash (used for) provided by financing activities	(31,700)	9,905

NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,856)	(30,703)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,302	73,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,446	$43,285

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(2,669)	$(3,420)
Estimated residual values recorded on leases	$(1,993)	$(2,526)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the six month period for:
Interest	$1,798	$1,790
Income Taxes	$2,397	$441

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Six months ended December 31, 2010

Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

Comprehensive income
Net earnings	-	-	-	4,766	-	4,766
Unrealized gain on investment securities, net of tax	-	-	-	-	56	56
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(866)	(866)
Total comprehensive income						3,956

Shares issued - Stock options exercised	59,077	1	597	-	-	598

Dividends declared	-	-	-	(10,289)	-	(10,289)

Balance, December 31, 2010	10,299,279	$103	$1,821	$189,020	$1,869	$192,813

Six months ended December 31, 2011

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

Comprehensive income
Net earnings	-	-	-	4,549	-	4,549
Unrealized loss on investment securities, net of tax	-	-	-	-	(1,203)	(1,203)
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(34)	(34)
Total comprehensive income						3,312

Shares issued - Stock options exercised	2,886	-	35	-	-	35

Dividends declared	-	-	-	(11,462)	-	(11,462)

Balance, December 31, 2011	10,420,483	$104	$2,884	$188,249	$270	$191,507

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2011 and the statements of earnings, cash flows and stockholders’ equity for the three and six-month periods ended December 31, 2011 and 2010. The results of operations for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2012.

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

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2011, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2011 Annual Report on Form 10-K.  The Company has not awarded any new grants since fiscal 2004 and has not recognized compensation expense related to unvested shares since September 2008.

The following table summarizes the stock option activity for the periods indicated:

	Six months ended
	December 31, 2011		December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding & exercisable at beginning of period	42,327	$12.17	219,722	$7.90
Exercised	(2,886)	12.13	(59,077)	10.12
Canceled/expired	-	-	-	-
Options outstanding & exercisable at end of period	39,441	$12.17	160,645	$7.08

As of December 31, 2011
Options exercisable and outstanding
Range of Exercise prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 9.96 - $ 12.49	39,441	1.05	$12.17

NOTE 4 – FAIR VALUE MEASUREMENT

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2011, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2011
Corporate debt securities	$57,703	$-	$57,703	$-
Securities of state and political subdivisions	881	-	881	-
Mutual fund investments	1,255	1,255	-	-
Equity investment	540	540	-	-
	$60,379	$1,795	$58,584	$-

As of June 30, 2011
Corporate debt securities	$60,082	$-	$60,082	$-
Securities of state and political subdivisions	887	-	887	-
Mutual fund investments	1,208	1,208	-	-
Equity investment	527	527	-	-
	$62,704	$1,735	$60,969	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at December 31, 2011 and June 30, 2011.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2011, and June 30, 2011, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given that there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	December 31, 2011		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$66,446	$66,446	$97,302	$97,302
Investments	3,364	3,408	3,617	3,672
Securities available-for-sale	60,379	60,379	62,704	62,704
Commercial loans	85,003	84,614	93,725	93,856
Financial Liabilities:
Demand and savings deposits	82,560	82,560	88,633	88,633
Time certificate of deposits	181,842	182,432	186,142	186,467
Short-term borrowings	$-	$-	$10,000	$10,096

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	December 31, 2011		June 30, 2011
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,241	1,241	1,361	1,361
Mortgage-backed investments	468	512	601	656
	$3,364	$3,408	$3,617	$3,672

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s ability to borrow from the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLB’s are generally jointly and severally liable for repayment of each other’s debt.  Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.  These investments have no stated maturity.

The mortgage-backed investments consist of two U.S. agency issued securities.  The Company has determined that it has the ability to hold these investments until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the securities at amortized cost.

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities at December 31, 2011 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$57,390	$1,179	$(866)	$57,703
Securities of state and political subdivisions	855	26	-	881
Mutual fund investments	1,306	-	(51)	1,255
Equity investments	422	118	-	540
Total securities available-for-sale	$59,973	$1,323	$(917)	$60,379

The amortized cost and fair value of securities at June 30, 2011 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$57,791	$2,291	$-	$60,082
Securities of state and political subdivisions	867	20	-	887
Mutual fund investments	1,306	-	(98)	1,208
Equity investments	422	105	-	527
Total securities available-for-sale	$60,386	$2,416	$(98)	$62,704

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,346	$9,483
Due after one year but less then 5 years	48,899	49,101
Due after five years	-	-
No stated maturity	1,728	1,795
Total securities available-for-sale	$59,973	$60,379

Gross realized gains and gross realized losses on securities available-for-sale are summarized below. During the six months ended December 31, 2011, the Company realized a gain of $56,000 from the early call of a corporate bond for proceeds of $3.1 million.  During the six months ended December 31, 2010, the Company realized gains of $1.4 million on the sale of U.S. Treasury securities and the exercise of a call provision on a corporate bond. Proceeds from the sale and call were $23.6 million. These net gains are recognized using the specific identification method and are included in non-interest income.

	Six months ended
	December 31,
	2011	2010
	(in thousands)
Gross realized gains	$56	$1,402
Gross realized losses	-	-
Total	$56	$1,402

The following table presents the fair value and associated gross unrealized losses on securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at December 31, 2011, September 30, 2011 and June 30, 2011.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At December 31, 2011
Corporate debt securities	$(866)	$20,529	$-	$-	$(866)	$20,529
Mutual fund investment	(51)	1,255	$-	$-	(51)	1,255
Total	$(917)	$21,784	$-	$-	$(917)	$21,784

At September 30, 2011
Corporate debt securities	$(740)	$25,970	$-	$-	$(740)	$25,970
Mutual fund investment	(85)	1,221	-	-	(85)	$1,221
Total	$(825)	$27,191	$-	$-	$(825)	$27,191

At June 30, 2011
Mutual fund investment	$(98)	$1,208	$-	$-	$(98)	$1,208
Total	$(98)	$1,208	$-	$-	$(98)	$1,208

The decline in value of corporate debt securities primarily relates to changes in market spreads for certain foreign securities acquired. We evaluated the financial performance of each issuer to determine that the issuer can make all contractual principal and interest payments, and based upon this assessment, we expect to recover the entire amortized cost basis of these securities. The fair value of the mutual fund investment, an investment for which an other-than-temporary impairment already was recognized in the third quarter of fiscal 2009, has fluctuated over the last year along with changes in the markets, and the decline in value has not been deemed sufficiently permanent as to consider the investment further impaired. The Company has the ability and intent to retain all these investments for a sufficient time to recover its investment.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At of December 31, 2011, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	December 31, 2011	June 30, 2011
	(in thousands)
Minimum lease payments receivable	$248,359	$229,677
Estimated residual value	18,766	18,585
Less unearned income	(22,236)	(21,836)
Net investment in leases before allowances	244,889	226,426
Less allowance for lease losses	(2,966)	(2,896)
Less valuation allowance for estimated residual value	(81)	(81)
Net investment in leases	$241,842	$223,449

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $3.7 million and $4.1 million at December 31, 2011 and June 30, 2011, respectively.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	December 31, 2011	June 30, 2011
	(in thousands)
Commercial term loans	$71,542	$78,353
Commercial real estate loans	13,993	16,425
Revolving lines of credit	2,412	2,148
Total commercial loans	87,947	96,926
Less unearned income and discounts	(872)	(1,129)
Less allowance for loan losses	(2,072)	(2,072)
Net commercial loans	$85,003	$93,725

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

The risk classification of financing receivables by portfolio class is as follows:

		Education
		Government	Commercial	Commercial	Total
(dollars in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of December 31, 2011:
Pass	$136,067	$78,487	$65,484	$-	$280,038
Special Mention	8,950	2,528	7,640	5,785	24,903
Substandard	2,404	623	-	8,167	11,194
Doubtful	154	2	-	-	156
	$147,575	$81,640	$73,124	$13,952	$316,291
Non-accrual	$213	$114	$-	$-	$327

As of June 30, 2011:
Pass	$112,588	$79,994	$79,417	$-	$271,999
Special Mention	10,928	3,101	-	4,934	18,963
Substandard	3,094	1,073	-	11,446	15,613
Doubtful	181	2	-	-	183
	$126,791	$84,170	$79,417	$16,380	$306,758
Non-accrual	$550	$491	$-	$-	$1,041

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	30-89	Than	Total		Financing	Days &
(dollars in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of December 31, 2011:
Commercial Leases	$-	$-	$-	$147,575	$147,575	$-
Education, Government, Non-profit Leases	1,537	-	1,537	80,103	81,640	-
Commercial and Industrial Loans	-	-	-	73,124	73,124	-
Commercial Real Estate Loans	-	-	-	13,952	13,952	-
	$1,537	$-	$1,537	$314,754	$316,291	$-

As of June 30, 2011:
Commercial Leases	$-	$20	$20	$126,771	$126,791	$20
Education, Government, Non-profit Leases	-	-	-	84,170	84,170	-
Commercial and Industrial Loans	-	-	-	79,417	79,417	-
Commercial Real Estate Loans	-	-	-	16,380	16,380	-
	$-	$20	$20	$306,738	$306,758	$20

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of December 31, 2011 and June 30, 2011:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of December 31, 2011:
Allowance for lease and loan losses
Balance beginning of period	$2,019	$877	$1,561	$511	$4,968
Charge-offs	(22)	-	-	-	(22)
Recoveries	92	-	-	-	92
Provision	-	-	-	-	-
Balance end of period	$2,089	$877	$1,561	$511	$5,038

Individually evaluated for impairment	$452	$65	$-	$-	$517
Collectively evaluated for impairment	1,637	812	1,561	511	4,521
Total ending allowance balance	$2,089	$877	$1,561	$511	$5,038

Finance receivables
Individually evaluated for impairment	$3,004	$481	$-	$-	$3,485
Collectively evaluated for impairment	144,571	81,159	73,124	13,952	312,806
	$147,575	$81,640	$73,124	$13,952	$316,291

As of June 30, 2011:
Allowance for lease and loan losses
Balance beginning of period	$1,772	$797	$1,321	$201	$4,091
Charge-offs	(192)	(49)	-	-	(241)
Recoveries	14	129	-	-	143
Provision	425	-	240	310	975
Balance end of period	$2,019	$877	$1,561	$511	$4,968

Individually evaluated for impairment	$591	$104	$-	$-	$695
Collectively evaluated for impairment	1,428	773	1,561	511	4,273
Total ending allowance balance	$2,019	$877	$1,561	$511	$4,968

Finance receivables
Individually evaluated for impairment	$4,004	$781	$-	$-	$4,785
Collectively evaluated for impairment	122,787	83,389	79,417	16,380	301,973
Total ending finance receivable balance	$126,791	$84,170	$79,417	$16,380	$306,758

NOTE 11 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and, as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  Prior to December 31, 2011, the $10 million borrowed from the FHLB, classified as short-term at June 30, 2011, was paid off. CalFirst Bank has $2.9 million borrowing availability under the FHLB, with no current borrowings.  From the FRB, unused borrowing availability of approximately $79.0 million is secured by $106.0 million of lease receivables.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2011 and 2010:

			Bancorp and
	Leasing	CalFirst	Eliminating
	Companies	Bank	Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2011
Net direct, loan and interest income after provision for credit losses	$1,882	$3,207	$28	$5,117
Other income	1,202	111	-	1,313
Gross profit	$3,084	$3,318	$28	$6,430
Net income	$1,040	$1,162	$(140)	$2,062

Quarter ended December 31, 2010
Net direct, loan and interest income after provision for credit losses	$1,975	$3,125	$77	$5,177
Other income	1,538	1,289	-	2,827
Gross profit	$3,513	$4,414	$77	$8,004
Net income	$984	$2,197	$(76)	$3,105

Six months ended December 31, 2011
Net direct, loan and interest income after provision for credit losses	$3,925	$6,373	$60	$10,358
Other income	3,000	165	-	3,165
Gross profit	$6,925	$6,538	$60	$13,523
Net income	$2,318	$2,536	$(305)	$4,549

Six months ended December 31, 2010
Net direct, loan and interest income after provision for credit losses	$5,766	$3,932	$187	$9,885
Other income	1,578	2,160	56	3,794
Gross profit	$7,344	$6,092	$243	$13,679
Net income	$3,454	$1,328	$(16)	$4,766

Total assets at December 31, 2011	$130,497	$357,052	$5,231	$492,780
Total assets at December 31, 2010	$139,015	$322,741	$7,101	$468,857

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation, is a bank holding company headquartered in Orange County, California. CalFirst Bank focuses on leasing and financing capital assets that it funds directly or through CalFirst Leasing. Leased assets are re-marketed at lease expiration. CalFirst Bank also provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, purchases participations in commercial loan syndications and provides commercial loans to businesses, including real estate based and revolving lines of credit.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with over 60% of assets and 80% of liabilities repricing within one year. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $2.1 million for the second quarter ended December 31, 2011 were down 33.6% from the second quarter of the prior year, while net earnings for the first six months of fiscal 2012 of $4.5 million were down $217,000, or 4.6% from the same period of the prior year.   The decline in net earnings from the second quarter and first six months of fiscal 2011 is largely due to large gains realized on the sale of investment securities during the prior year periods. Excluding investment gains from both periods, gross profit during second quarter declined by 6%, while gross profit for the first six months of fiscal 2012 is up 10% from the prior year.

New lease bookings during the second quarter of fiscal 2012 of $51.2 million were 26% below the volume booked in the second quarter of the prior year.  There were no new commercial loans added during the second quarter of fiscal 2012 compared to $30.7 million booked in the second quarter of the prior fiscal year due to continued restrictions on CalFirst Bank’s commercial loan activities.  As a result, the net investment in leases and loans of $326.8 million at December 31, 2011 was down 2% from the balance at December 31, 2010, however, up 3.1% from the balance at June 30, 2011.  New direct lease originations during the second quarter of fiscal 2012 were down 11% from the second quarter of the prior year but combined with new loan and lease purchase commitments, total originations were down 29%. For the six months ended December 31, 2011, total originations were 34% below the same period of the prior year.  The estimated backlog of approved lease commitments of $71.2 million is 6% less than a year ago. In addition, there were loan commitments of $20.0 million at December 31, 2011 related to unfunded commitments on revolving lines of credit.

Consolidated Statement of Earnings Analysis

Summary – For the second quarter ended December 31, 2011, net earnings of $2.1 million declined $1.0 million compared to the second quarter ended December 31, 2010.  For the first six months of fiscal 2012, net earnings of $4.5 million decreased $217,000, or 4.5%, compared to the first six months of fiscal 2011.  Diluted earnings per share of $0.20 per share for the second quarter of fiscal 2012 was down 34.0% from the $0.30 per share for the second quarter of fiscal 2011.  For the six months ended December 31, 2011, diluted earnings per share of $0.44 decreased 5.2%, compared to $0.46 per share for the same prior year period.

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

Net direct finance, loan and interest income was $5.1 million for the quarter ended December 31, 2011, a $560,000, or 9.9%, decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the second quarter ended December 31, 2011 decreased 9.4% to $5.9 million from $6.5 million earned during the second quarter of fiscal 2011. This decrease was primarily due to a $662,000 or 39% decrease in loan income due to lower yields together with a 14.1% decline in average loan balances.  During the second quarter of fiscal 2012, interest expense paid on deposits and borrowings decreased by $58,000 or 6.7% reflecting a 34 basis point drop in average interest rates paid to 1.16% and a 21% increase in average balances to $279.6 million.

For the six months ended December 31, 2011, net direct finance, loan and interest income was $10.4 million, a $302,000 or 2.8% decrease from $10.7 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first six months of fiscal 2012 decreased $400,000, or 3.2%, to $12.0 million.  Commercial loan income declined $872,000 or 28.8%, which was offset by increases in direct finance income and investment income of $423,000 and $50,000, respectively. The decrease in commercial loan income for the first six months of fiscal 2012 was the result of a 3.2% decrease in average balances to $87.3 million and a 177 basis point decrease in the average yield to 4.9%.  The 5.4% increase in direct finance income reflected a $29.8 million increase in average balances to $228.8 million and a 65 basis point drop in average rates to 7.2%.  The 3.1% increase in investment income reflected a $31.9 million increase in the average investment in cash and investments to $161.1 million, and a 43 basis point drop in the average yields earned to 2.04%.  For the six months ended December 31, 2011, interest expense on deposits and borrowings decreased by $97,000 or 5.5% to $1.7 million, reflecting a 36 basis point decrease in interest rates paid on average balances that increased by 22.9% from the prior year to $279.1 million.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2011 vs 2010			December 31, 2011 vs 2010
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$540	$(546)	$(6)	$727	$(304)	$423
Commercial loans	(236)	(425)	(661)	(97)	(775)	(872)
Discounted lease rentals	(72)	-	(72)	(149)	1	(148)
Investment securities	146	(107)	39	167	(131)	36
Interest-earning deposits with banks	11	-	11	25	(11)	14
	389	(1,078)	(689)	673	(1,220)	(547)
Interest expense
Non-recourse debt	(72)	-	(72)	(149)	1	(148)
Demand and money market deposits	37	(64)	(27)	81	(117)	(36)
Time deposits	136	(171)	(35)	319	(385)	(66)
Borrowings	(1)	6	5	(1)	6	5
	100	(229)	(129)	250	(495)	(245)
Net direct finance, loan and interest income	$289	$(849)	$(560)	$423	$(725)	$(302)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2011			December 31, 2010
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$88,705	$39	0.2%	$63,134	$28	0.2%
Investment securities	66,439	768	4.6%	55,353	729	5.3%
Commercial loans	86,702	1,015	4.7%	100,897	1,676	6.6%
Net investment in leases, including discounted lease rentals (1,2)	240,463	4,191	7.0%	218,496	4,269	7.8%
Total interest-earning assets	482,309	6,013	5.0%	437,880	6,702	6.1%
Other assets	36,044			36,115
	$518,353			$473,995

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$85,174	120	0.6%	$67,844	147	0.9%
Time deposits	184,595	630	1.4%	153,354	665	1.7%
FHLB & FRB borrowings	9,873	58	2.3%	10,000	53	2.1%
Non-recourse debt	6,409	88	5.5%	11,669	160	5.5%
Total interest-bearing liabilities	286,051	896	1.3%	242,867	1,025	1.7%
Other liabilities	33,185			31,813
Shareholders' equity	199,117			199,315
	$518,353			$473,995

Net direct finance, loan and interest income		$5,117			$5,677
Net direct finance, loan and interest income to average interest-earning assets			4.2%			5.2%
Average interest-earning assets over average interest-bearing liabilities			168.6%			180.3%

	Six months ended			Six months ended
	December 31, 2011			December 31, 2010
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$94,053	$83	0.2%	$68,751	$69	0.2%
Investment securities	67,088	1,562	4.7%	60,495	1,526	5.0%
Commercial loans	87,312	2,155	4.9%	90,217	3,027	6.7%
Net investment in leases, including discounted lease rentals (1,2)	235,891	8,443	7.2%	211,554	8,168	7.7%
Total interest-earning assets	484,344	12,243	5.1%	431,017	12,790	5.9%
Other assets	34,535			37,509
	$518,879			$468,526

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$84,679	289	0.7%	$67,749	324	1.0%
Time deposits	184,514	1,290	1.4%	149,389	1,357	1.8%
FHLB & FRB borrowings	9,891	111	2.2%	10,000	106	2.1%
Non-recourse debt	7,078	195	5.5%	12,504	343	5.5%
Total interest-bearing liabilities	286,162	1,885	1.3%	239,642	2,130	1.8%
Other liabilities	33,208			29,574
Shareholders' equity	199,509			199,310
	$518,879			$468,526

Net direct finance, loan and interest income		$10,358			$10,660
Net direct finance, loan and interest income to average interest-earning assets			4.3%			4.9%
Average interest-earning assets over average interest-bearing liabilities			169.3%			179.9%

(1)
Direct finance income and interest expense on discounted lease rentals and non-recourse debt of $5.8 million and $10.9 million at December 31, 2011 and 2010, respectively, offset each other and do not contribute to the Company’s net direct finance and interest income.

(2)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income.

Provision for Credit Losses – The Company did not record a provision for credit losses in the second quarter and first six months of fiscal 2012, compared to a provision of $500,000 in the second quarter of fiscal 2011 and a provision of $775,000 for the first six months of the prior year.  No provision was recorded in the three and six months ended December 31, 2011 due to a 9% decline in the commercial loan portfolio to $85.0 million at December 31, 2011, along with some improvement in the credit metrics of the portfolios. The large provision during the first six months of fiscal 2011 was largely due to significant growth in the commercial loan portfolio to $108.3 million at December 31, 2010.

Non-interest Income – Total non-interest income for the quarter ended December 31, 2011 decreased by $1.5 million or 53.6% to $1.3 million, compared to $2.8 million for the same quarter of the prior fiscal year.  The primary reason for the decline is due to a realized gain on the sale of securities available-for-sale of $1.2 million in the prior year compared to a gain realized in the current year quarter of $56,000.  Excluding such investment gains, other non-interest income of $1.2 million declined from $1.6 million during the second quarter of the prior year primarily due to a $487,000 decrease in income realized from the re-lease of property on leases reaching the end of term, offset by an $184,000 increase in income from the sale of leased property.

For the six months ended December 31, 2011, total non-interest income of $3.2 million decreased 16.6% from $3.8 million for the six months ended December 31, 2010.  The decrease included a $1.3 million decline in gains realized on the sale of investment securities to $56,000. Excluding investment gains, non-interest income for the first six months of fiscal 2012 increased 30% primarily due to an $888,000 increase in income realized on the sale or re-lease of property on leases reaching the end of term.

Non-interest Expense – During the second quarter of fiscal 2012, non-interest expense of $3.1 million was 4.4% higher than the second quarter of fiscal 2011.  Non-interest expense of $6.2 million for the first six months of fiscal 2012 was up 3.8% from the $6.0 million for the first six months of fiscal 2011.  The increase in non-interest expenses in both periods is primarily due to higher compensation expenses being recognized as a smaller percent of origination expenses related to the sales organization are being deferred.

Taxes – Income taxes were accrued at a tax rate of 38.00% for the second quarter ended and six months ended December 31, 2011 compared to 38.25% for the same comparable periods of the prior year, which represents the estimated annual tax rate for the fiscal years ending June 30, 2012 and 2011, respectively.

Financial Condition Analysis

Consolidated total assets at December 31, 2011 of $492.8 million were down $31.6 million, or 6.0% from $524.4 million at June 30, 2011.  The change in total assets includes a $30.9 million decrease in cash and cash equivalents, $8.7 million decrease in the commercial loan portfolio, $3.6 million decrease in property acquired for transactions-in-process and $2.3 million decrease in securities available-for-sale, offset by an increase of $18.4 million in the net investment in leases.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first six months ended December 31, 2011, 99.6% of the new leases booked by the Company were held in its own portfolios, compared to 98.4% during the first six months of fiscal 2011. The $18.4 million increase in the Company’s net investment in leases during the six months ended December 31, 2011 includes an $18.7 million increase in lease receivables and a slight increase in estimated residual values.  The increase in lease receivables is due to the volume of new leases being booked during the period being sufficient to offset payments received and leases terminating.  The $8.7 million decline in the Company’s commercial loan portfolio reflected loan payoffs and repayments aggregating to $14.0 million offset by the addition of $5.2 million new commercial loan participations or draw downs on lines of credit.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2011, the Company’s investment in property acquired for transactions in process of $25.6 million related to approximately $62.5 million of approved lease commitments.  This investment in transactions in process decreased $3.4 million from $29.2 million at June 30, 2011, which related to direct lease commitments of $87.2 million, but was up from $14.7 million at December 31, 2010, which related to direct lease commitments of $69.7 million. In addition to the direct lease commitments, the Company had unfunded lease purchase commitments of $8.7 million and commitments related to unused lines of credit of $20.0 million.

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

 The following table summarizes the Company’s non-performing leases and loans.

	December 31, 2011	June 30, 2011
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases (including residual)	$770	$1,137
Restructured leases	1,545	1,441
Leases past due 90 days (other than above, including residual)	-	45
Total non-performing capital leases and loans	$2,315	$2,623
Non-performing assets as % of net investment in leases and loans before allowances	0.7%	0.9%

The decrease in non-performing assets at December 31, 2011 was primarily due to the decline in non-accrual leases from June 30, 2011, as payments received lowered the balances due. The restructured lease balance includes two leases, both of which were current with their payments at December 31, 2011.  In addition to the non-performing leases and loans identified above, there was $9.2 million of investment in leases and loans at December 31, 2011 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Six months ended December 31,
	2011	2010
	(dollars in thousands)
Property acquired for transactions in process before allowance	$25,627	$18,094
Net investment in leases and loans before allowance	331,964	338,384
Net investment in “risk assets”	$357,591	$356,478

Allowance for credit losses at beginning of period	$5,080	$4,467
Charge-off of lease receivables	(22)	(3)
Recovery of amounts previously written off	91	39
Provision for credit losses	-	775
Allowance for credit losses at end of period	$5,149	$5,278

Components of allowance for credit losses:
Allowance for lease losses	$3,046	$3,093
Allowance for loan losses	2,072	1,922
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	11	243
	$5,149	$5,278
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.6%	1.6%
Allowance for credit losses as a percent of net investment in “risk assets”	1.4%	1.5%

The allowance for credit losses increased $69,000 to $5.15 million (1.6% of net investment in leases and loans before allowances) at December 31, 2011 from $5.1 million (1.7% of net investment in leases and loans before allowances) at June 30, 2011. This allowance consisted of $602,000 allocated to specific accounts that were identified as problems and $4.5 million that was available to cover losses inherent in the portfolio. This compared to $787,000 allocated to specific accounts at June 30, 2011 and $4.27 million available for losses inherent in the portfolio at that time. The decrease in the specific allowance at December 31, 2011 primarily relates to payments received against substandard leases.  The Company considers the allowance for credit losses of $5.1 million at December 31, 2011 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $60.4 million as of December 31, 2011, compared with $62.7 million at June 30, 2011.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at December 31, 2011 and June 30, 2011 are as follows:

	As of December 31, 2011		As of June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Corporate debt securities	$57,390	$57,703	$57,791	$60,082
Securities of state and political subdivisions	855	881	867	887
Mutual fund investments	1,306	1,255	1,306	1,208
Equity investments	422	540	422	527
Total securities available-for-sale	$59,973	$60,379	$60,386	$62,704

During the first six months of fiscal 2012, the decline in the fair value of Company’s portfolio of securities available-for-sale of $2.3 million reflects the purchase of new corporate debt securities of $11.2 million offset by the retirement of $11.4 million of corporate bonds and the reduction in the unrealized pre-tax gain by $1.9 million to $406,000 from $2.3 million at June 30, 2011. The weighted average maturity was 2.1 years and the corresponding weighted average yield was 4.69 percent at December 31, 2011.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At December 31, 2011 and June 30, 2011, the Company’s cash and cash equivalents were $66.4 million and $97.3 million, respectively.  Stockholders’ equity at December 31, 2011 was $191.5 million, or 38.9% of total assets, compared to $199.6 million, or 38.1% of total assets, at June 30, 2011.  At December 31, 2011, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $264.5 million at December 31, 2011, compared to $225.5 million at December 31, 2010 and $274.8 million at June 30, 2011. The $39.0 million increase from December 31, 2010 was used to fund leases, and loans, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2011 and 2010:

	Six months ended December 31,
	2011			2010
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,949	$2,021	n/a	$2,065	$1,498	n/a
Interest-bearing demand deposits	2,604	2,325	0.34%	422	380	0.50%
Money market deposits	78,007	82,354	0.67%	69,945	67,369	0.95%
Time deposits, less than $100,000	51,969	52,932	1.48%	54,336	53,907	1.95%
Time deposits, $100,000 or more	$129,973	$131,582	1.35%	$98,749	$95,482	1.72%

The following table shows the maturities of certificates of deposits at December 31, 2011:

	Less Than $100,000	Greater Than $100,000
	(in thousands)
Under 3 months	$18,227	$49,237
3 – 6 months	9,494	24,606
7 – 12 months	12,761	36,226
13 – 24 months	8,053	14,185
25 – 36 months	3,434	5,719
	$51,969	$129,973

The Bank has entered into borrowing agreements with the Federal Home Loan Bank of San Francisco to take advantage of FHLB programs for overnight and term advances at published daily rates.  As of December 31, 2011, there are no outstanding balances under these borrowing agreements.  At December 31, 2010, the Bank had an outstanding balance of $10.0 million classified as long-term under the Federal Home Loan Bank agreement, at a borrowing cost of 2.07%.    Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities, time certificates of deposit and qualifying commercial loans, with $2.9 million available under the agreement as of December 31, 2011.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at December 31, 2011, with the unused borrowing availability at approximately $79.0 million.  The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2011, the Company had outstanding non-recourse debt aggregating $5.8 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At December 31, 2011, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2012.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of December 31, 2011.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2011. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(dollars in thousands)
Commercial loan and lease purchase commitments	$28,876	$28,876	$-	$-
Lease property purchases (1)	35,543	35,543	-	-
FHLB & FRB Borrowings	-	-	-	-
Operating lease rental expense	2,375	1,247	1,128	-
Total contractual commitments	$66,794	$65,666	$1,128	$-
__________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At December 31, 2011, the Company had $66.4 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $355.1 million consists of leases with fixed rates and loans with variable rates, however, $190.7 million of such investment matures or reprices within one year of December 31, 2011. Of the $63.7 million investment in securities, $15.3 million mature within twelve months. This compares to interest bearing deposit liabilities of $264.5 million, of which $231.2 million mature within one year. Based on the foregoing, at December 31, 2011 the Company had assets of $272.4 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $231.2 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at December 31, 2011 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, including the protection provided by interest rate floors incorporated into a number of commercial loans. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity
(in thousands)	3 Months or Less	Over 3 to 12 Months	Over 1 Through 5 years	Over 5 years	Non-rate Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$66,446	$-	$-	$-	$-	$66,446
Investment securities	3,803	11,510	45,066	3,364	-	63,743
Net investment in leases	23,492	88,383	152,932	2,318	(25,282)	241,843
Commercial loans	78,795	-	9,152	-	(2,944)	85,003
Non-interest earning assets	-	-	-	-	35,745	35,745
Totals	$172,536	$99,893	$207,150	$5,682	$7,519	$492,780
Cumulative total for RSA	$172,536	$272,429	$479,579	$485,261

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$80,611	$-	$-	$-	$1,949	$82,560
Time deposits	67,464	83,088	31,390	-	-	181,942
Non-interest bearing liabilities	-	-	-	-	36,771	36,771
Stockholders' equity	-	-	-	-	191,507	191,507
Totals	$148,075	$83,088	$31,390	$-	$230,227	$492,780
Cumulative total for RSL	$148,075	$231,163	$262,553	$262,553

Interest rate sensitivity gap	$24,461	$16,805	$175,760	$5,682
Cumulative GAP	$24,461	$41,266	$217,026	$222,708

RSA divided by RSL (cumulative)	116.52%	117.85%	182.66%	184.82%
Cumulative GAP / total assets	4.96%	8.37%	44.04%	45.19%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President, Tax and Accounting concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2011:

Period	Total number of shares Purchased	Average price paid per share	Maximum Number of shares that may yet be purchased under the plan (1)

October 1, 2011 - October 31, 2011	-	$-	368,354
November 1, 2011 - November 30, 2011	-	$-	368,354
December 1, 2011 - December 31, 2011	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits		Page

	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	27
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	28
	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	29

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant

DATE:	February 10, 2012	BY:	/s/ Robert Hodgson
Robert Hodgson Senior Vice President, Tax and Accounting (Principal Financial and Accounting Officer)