Form 10-Q
period 2012-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2012-05-10
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes [  ]     No [x]

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of April 30, 2012 was 10,420,483.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS

Cash and due from banks	$45,963	$97,302
Securities available-for-sale	59,464	62,704
Investment securities	3,213	3,617
Net receivables	1,851	2,198
Property acquired for transactions in process	23,453	29,199
Leases and loans:
Leases	251,302	226,426
Commercial loans	87,045	95,797
Allowance for credit losses	(5,117)	(5,049)
Net investment in leases and loans	333,230	317,174

Net property on operating leases	834	1,191
Income taxes receivable	927	1,378
Other assets	900	1,204
Discounted lease rentals assigned to lenders	4,527	8,448
	$474,362	$524,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,433	$1,338
Accrued liabilities	3,102	3,042
Demand and money market deposits	79,382	88,633
Time certificates of deposit	162,712	186,142
Short-term borrowings	-	10,000
Lease deposits	1,962	2,749
Non-recourse debt	4,527	8,448
Deferred income taxes – including income taxes payable, net	24,805	24,441
	279,923	324,793

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,420,483 (March 2012) and 10,417,597 (June 2011) issued and outstanding	104	104
Additional paid in capital	2,884	2,849
Retained earnings	190,367	195,162
Accumulated other comprehensive income, net of tax	1,084	1,507
	194,439	199,622
	$474,362	$524,415

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011

Direct finance and loan income	$5,011	$5,992	$15,415	$16,844
Investment interest income	750	914	2,394	2,509
Total direct finance, loan and interest income	5,761	6,906	17,809	19,353

Interest expense
Deposits	636	829	2,215	2,510
Borrowings	-	52	111	158
Net direct finance, loan and interest income	5,125	6,025	15,483	16,685
Provision for credit losses	-	250	-	1,025

Net direct finance, loan and interest income after provision for credit losses	5,125	5,775	15,483	15,660

Non-interest income
Operating and sales-type lease income	602	333	2,378	1,578
Gain on sale of leases and leased property	545	1,780	1,660	2,527
Realized gain on securities available-for-sale	-	940	56	2,342
Other fee income	252	190	470	590
Total non-interest income	1,399	3,243	4,564	7,037

Gross profit	6,524	9,018	20,047	22,697

Non-interest expenses
Compensation and employee benefits	2,236	2,261	6,736	6,464
Occupancy	224	238	702	712
Professional services	148	136	420	377
Other	499	460	1,435	1,503
Total non-interest expenses	3,107	3,095	9,293	9,056

Earnings before income taxes	3,417	5,923	10,754	13,641

Income taxes	1,299	2,266	4,087	5,218

Net earnings	$2,118	$3,657	$6,667	$8,423

Basic earnings per common share	$0.20	$0.36	$0.64	$0.82

Diluted earnings per common share	$0.20	$0.35	$0.64	$0.81

Weighted average common shares outstanding	10,420	10,301	10,420	10,276

Diluted common shares outstanding	10,430	10,394	10,429	10,368

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,667	$8,423
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	-	1,025
Depreciation and net amortization (accretion)	(724)	(2,050)
Gain on sale of leased property and sales-type lease income	(722)	(1,264)
Net gain recognized on investment securities	(56)	(2,342)
Deferred income taxes, including income taxes payable	599	7,458
Decrease in income taxes receivable	451	762
Net increase in accounts payable and accrued liabilities	2,155	2,063
Other, net	(370)	(3,424)
Net cash provided by operating activities	8,000	10,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(135,178)	(213,380)
Payments received on lease receivables and loans	123,025	158,799
Proceeds from sales of leased property and sales-type leases	4,165	4,336
Purchase of investment securities	(11,249)	(24,346)
Pay down on investment securities	10,677	2,841
Proceeds from sale of investment securities	3,067	25,950
Net decrease in other assets	262	113
Net cash used for investing activities	(5,231)	(45,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(23,430)	44,903
Net (decrease) increase in demand and money market deposits	(9,251)	11,265
Net decrease in short-term borrowings	(10,000)	-
Dividends to stockholders	(11,462)	(10,289)
Proceeds from exercise of stock options	35	620
Net cash (used for) provided by financing activities	(54,108)	46,499

NET CHANGE IN CASH AND CASH EQUIVALENTS	(51,339)	11,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,302	73,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,963	$85,451

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(3,921)	$(4,365)
Estimated residual values recorded on leases	$(2,453)	$(2,832)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the nine month period for:
Interest	$2,475	$2,712
Income Taxes	$3,087	$869

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Total

Nine months ended March 31, 2011

Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

Comprehensive income
Net earnings	-	-	-	8,423	-	8,423
Unrealized gain on investment securities, net of tax	-	-	-	-	211	211
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(1,446)	(1,446)
Total comprehensive income						7,188

Shares issued - Stock options exercised	61,963	1	619	-	-	620

Dividends declared	-	-	-	(10,289)	-	(10,289)

Balance, March 31, 2011	10,302,165	$103	$1,843	$192,677	$1,444	$196,067

Nine months ended March 31, 2012

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

Comprehensive income
Net earnings	-	-	-	6,667	-	6,667
Unrealized gain on investment securities, net of tax	-	-	-	-	(388)	(388)
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(35)	(35)
Total comprehensive income						6,244

Shares issued - Stock options exercised	2,886	-	35	-	-	35

Dividends declared	-	-	-	(11,462)	-	(11,462)

Balance, March 31, 2012	10,420,483	$104	$2,884	$190,367	$1,084	$194,439

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2012 and the statements of earnings, cash flows and stockholders’ equity for the three and nine-month periods ended March 31, 2012 and 2011. The results of operations for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2012

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires an entity that reports items of other comprehensive income to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-12.  ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income.  Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of these updates will not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. Adoption of this update will not have a material impact on the consolidated financial statements.

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2012, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2011 Annual Report on Form 10-K.  The Company has not awarded any new grants since fiscal 2004 and has not recognized compensation expense related to unvested shares since September 2008.

The following table summarizes the stock option activity for the periods indicated:

	Nine months ended
	March 31, 2012		March 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding & exercisable at beginning of period	42,327	$ 12.17	219,722	$ 7.90
Exercised	(2,886)	12.13	(61,963)	10.01
Canceled/expired	-	-	-	-
Options outstanding & exercisable at end of period	39,441	$ 12.17	157,759	$ 7.08

As of March 31, 2012
Options exercisable and outstanding
Range of Exercise prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 9.96 - $ 12.49	39,441	0.08	$ 12.17

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at March 31, 2012, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of March 31, 2012
Corporate debt securities	$56,692	$-	$56,692	$-
Securities of state and political subdivisions	880	-	880	-
Mutual fund investments	1,340	1,340	-	-
Equity investment	552	552	-	-
	$59,464	$1,892	$57,572	$-

As of June 30, 2011
Corporate debt securities	$60,082	$-	$60,082	$-
Securities of state and political subdivisions	887	-	887	-
Mutual fund investments	1,208	1,208	-	-
Equity investment	527	527	-	-
	$62,704	$1,735	$60,969	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at March 31, 2012 and June 30, 2011.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2012, and June 30, 2011, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given that there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	March 31, 2012		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$45,963	$45,963	$97,302	$97,302
Investments	3,213	3,249	3,617	3,672
Securities available-for-sale	59,464	59,464	62,704	62,704
Commercial loans	84,973	85,096	93,725	93,856
Financial Liabilities:
Demand and savings deposits	79,382	79,382	88,633	88,633
Time certificate of deposits	162,712	162,930	186,142	186,467
Short-term borrowings	$-	$-	$10,000	$10,096

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	March 31, 2012		June 30, 2011
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,181	1,181	1,361	1,361
Mortgage-backed investments	377	413	601	656
	$3,213	$3,249	$3,617	$3,672

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

NOTE 7 – SECURITIES AVAILABLE-FOR-SALE:

The amortized cost and fair value of securities at March 31, 2012 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$55,226	$1,491	$(25)	$56,692
Securities of state and political subdivisions	851	29	-	880
Mutual fund investments	1,306	34	-	1,340
Equity investments	422	130	-	552
Total securities available-for-sale	$57,805	$1,684	$(25)	$59,464

The amortized cost and fair value of securities at June 30, 2011 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$57,791	$2,291	$-	$60,082
Securities of state and political subdivisions	867	20	-	887
Mutual fund investments	1,306	-	(98)	1,208
Equity investments	422	105	-	527
Total securities available-for-sale	$60,386	$2,416	$(98)	$62,704

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$7,314	$7,365
Due after one year but less than 5 years	48,763	50,207
Due after five years	-	-
No stated maturity	1,728	1,892
Total securities available-for-sale	$57,805	$59,464

Gross realized gains and gross realized losses on securities available-for-sale are summarized below. During the nine months ended March 31, 2012, the Company realized a gain of $56,000 from the early call of a corporate bond for proceeds of $3.1 million.  During the nine months ended March 31, 2011, the Company realized gains of $2.3 million on the sale of U.S. Treasury securities, mutual fund investments and the exercise of a call provision on a corporate bond. Proceeds from the sales and call were $25.9 million. These net gains are recognized using the specific identification method and are included in non-interest income.

	Nine months ended March 31,
	2012	2011
	(in thousands)
Gross realized gains	$56	$2,342
Gross realized losses	-	-
Total	$56	$2,342

The following table presents the fair value and associated gross unrealized losses on securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions, at March 31, 2012 and June 30, 2011.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At March 31, 2012
Corporate debt security	$(25)	$6,202	$-	$-	$(25)	$6,202
Total	$(25)	$6,202	$-	$-	$(25)	$6,202

At June 30, 2011
Mutual fund investment	$(98)	$1,208	$-	$-	$(98)	$1,208
Total	$(98)	$1,208	$-	$-	$(98)	$1,208

The decline in value of the corporate debt security primarily relates to changes in market spread for securities acquired of a foreign issuer. We evaluated the financial performance of the issuer to determine that the issuer can make all contractual principal and interest payments, and based upon this assessment, we expect to recover the entire amortized cost basis of this security. The Company has the ability and intent to retain all the investment for a sufficient time to recover its investment.

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. As of March 31, 2012, no securities were other-than-temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	March 31, 2012	June 30, 2011
	(in thousands)
Minimum lease payments receivable	$253,403	$229,677
Estimated residual value	18,450	18,585
Less unearned income	(20,551)	(21,836)
Net investment in leases before allowances	251,302	226,426
Less allowance for lease losses	(2,964)	(2,896)
Less valuation allowance for estimated residual value	(81)	(81)
Net investment in leases	$248,257	$223,449

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $3.7 million and $4.1 million at March 31, 2012 and June 30, 2011, respectively.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	March 31, 2012	June 30, 2011
	(in thousands)
Commercial term loans	$70,739	$78,353
Commercial real estate loans	13,864	16,425
Revolving lines of credit	3,242	2,148
Total commercial loans	87,845	96,926
Less unearned income and discounts	(800)	(1,129)
Less allowance for loan losses	(2,072)	(2,072)
Net commercial loans	$84,973	$93,725

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government & Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2012:
Pass	$143,333	$81,375	$65,810	$-	$290,518
Special Mention	6,247	2,100	7,403	5,741	21,491
Substandard	2,109	375	-	8,091	10,575
Doubtful	154	2	-	-	156
	$151,843	$83,852	$73,213	$13,832	$322,740
Non-accrual	$138	$77	$-	$-	$215

As of June 30, 2011:
Pass	$112,588	$79,994	$79,417	$-	$271,999
Special Mention	10,928	3,101	-	4,934	18,963
Substandard	3,094	1,073	-	11,446	15,613
Doubtful	181	2	-	-	183
	$126,791	$84,170	$79,417	$16,380	$306,758
Non-accrual	$550	$491	$-	$-	$1,041

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of March 31, 2012:
Commercial Leases	$225	$-	$225	$151,618	$151,843	$-
Education, Government, Non-profit Leases	1,411	-	1,411	82,441	83,852	-
Commercial and Industrial Loans	-	-	-	73,213	73,213	-
Commercial Real Estate Loans	-	-	-	13,832	13,832	-
	$1,636	$-	$1,636	$321,104	$322,740	$-

As of June 30, 2011:
Commercial Leases	$-	$20	$20	$126,771	$126,791	$20
Education, Government, Non-profit Leases	-	-	-	84,170	84,170	-
Commercial and Industrial Loans	-	-	-	79,417	79,417	-
Commercial Real Estate Loans	-	-	-	16,380	16,380	-
	$-	$20	$20	$306,738	$306,758	$20

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of and for the nine months ended March 31, 2012 and as of and for the year ended June 30, 2011:

(in thousands)	Commercial Leases	Education Government & Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,019	$877	$1,561	$511	$4,968
Charge-offs	(24)	-	-	-	(24)
Recoveries	92	-	-	-	92
Provision	-	-	-	-	-
Balance end of period	$2,087	$877	$1,561	$511	$5,036

Individually evaluated for impairment	$426	$55	$-	$-	$481
Collectively evaluated for impairment	1,661	822	1,561	511	4,555
Total ending allowance balance	$2,087	$877	$1,561	$511	$5,036

Finance receivables
Individually evaluated for impairment	$2,814	$484	$-	$-	$3,298
Collectively evaluated for impairment	149,029	83,368	73,123	13,832	319,442
	$151,843	$83,852	$73,123	$13,832	$322,740

As of June 30, 2011:
Allowance for lease and loan losses
Balance beginning of period	$1,772	$797	$1,321	$201	$4,091
Charge-offs	(192)	(49)	-	-	(241)
Recoveries	14	129	-	-	143
Provision	425	-	240	310	975
Balance end of period	$2,019	$877	$1,561	$511	$4,968

Individually evaluated for impairment	$591	$104	$-	$-	$695
Collectively evaluated for impairment	1,428	773	1,561	511	4,273
Total ending allowance balance	$2,019	$877	$1,561	$511	$4,968

Finance receivables
Individually evaluated for impairment	$4,004	$781	$-	$-	$4,785
Collectively evaluated for impairment	122,787	83,389	79,417	16,380	301,973
Total ending finance receivable balance	$126,791	$84,170	$79,417	$16,380	$306,758

NOTE 11 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and, as such can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  Prior to December 31, 2011, the $10 million borrowed from the FHLB, classified as short-term at June 30, 2011, was paid off and the Bank has no current borrowings. CalFirst Bank has $2.4 million borrowing availability under the FHLB and unused borrowing availability of approximately $76.8 million from the FRB, secured by $102.0 million of lease receivables.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2012 and 2011:

	CalFirst Leasing	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2012
Net direct, loan and interest income after provision for credit losses	$2,168	$2,942	$15	$5,125
Non-interest income	1,251	148	-	1,399
Gross profit	$3,419	$3,090	$15	$6,524
Net income	$1,322	$858	$(62)	$2,118

Quarter ended March 31, 2011
Net direct finance, loan and interest income after provision for credit losses	$2,372	$3,355	$48	$5,775
Non-interest income	2,953	290	-	3,243
Gross profit	$5,325	$3,645	$48	$9,018
Net earnings	$2,092	$1,694	$(129)	$3,657

Nine months ended March 31, 2012
Net direct, loan and interest income after provision for credit losses	$6,093	$9,314	$76	$15,483
Non-interest income	4,250	314	-	4,564
Gross profit	$10,343	$9,628	$76	$20,047
Net income	$3,640	$3,394	$(367)	$6,667

Nine months ended March 31, 2011
Net direct finance, loan and interest income after provision for credit losses	$6,304	$9,121	$235	$15,660
Non-interest income	5,113	1,869	55	7,037
Gross profit	$11,417	$10,990	$290	$22,697
Net earnings	$3,420	$5,148	$(145)	$8,423

Total assets at March 31, 2012	$131,509	$355,830	$(12,977)	$474,362
Total assets at March 31, 2011	$140,727	$371,094	$(1,197)	$510,624

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with over 55% of assets and over 85% of liabilities repricing within one year. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $2.1 million for the third quarter ended March 31, 2012 were down 42.1% from the third quarter of the prior year, while net earnings for the first nine months of fiscal 2012 of $6.7 million were down $1.8 million, or 20.8% from the same period of the prior year.   The decline in earnings for the third quarter of fiscal 2012 is largely due to the lack of large gains from the sale of property or securities which contributed to strong results in the 2011 period. In addition, while the average investment in total loans and leases increased slightly, declines in average yields earned on all investments resulted in a 17% decline in interest income. Declines in yields reflect in part the lower interest rate environment as indicated in the Bank’s lower deposit costs, but are also due to in part to growth in third party leases and loans that generally generate lower yields than direct leases.

New lease bookings during the third quarter of fiscal 2012 of $37.5 million were 35% above the volume booked in the third quarter of the prior year.  Commercial loan fundings of $617,000 during the third quarter of fiscal 2012 compared to $7.8 million booked in the third quarter of the prior fiscal year as restrictions continued on CalFirst Bank’s commercial loan activities.  Total lease bookings for the nine months ended March 31, 2012 of $128.6 million were up 2.5%, but with the substantial decline in loan activities, total bookings of $134.7 million for the first nine months of fiscal 2012 were 32% below 2011. As a result, the net investment in leases and loans of $333.2 million at March 31, 2012 was down 4.7% from the balance at March 31, 2011, but up 5.1% from the balance at June 30, 2011.  New lease originations during the third quarter of fiscal 2012 were down 15% from the third quarter of the prior year, but lease originations for the nine months were just 3% below the prior year. For the nine months ended March 31, 2012, total originations were 31% below the same period of the prior year as commercial loan originations were only $11 million, compared to $65.1 million during the first nine months of the prior year.  The estimated backlog of approved lease commitments of $92.3 million is 6% greater than a year ago.

Consolidated Statement of Earnings Analysis

Summary – For the third quarter ended March 31, 2012, net earnings of $2.1 million declined $1.5 million compared to the third quarter ended March 31, 2011.  For the first nine months of fiscal 2012, net earnings of $6.7 million decreased $1.8 million, or 20.8%, compared to the first nine months of fiscal 2011.  Diluted earnings per share of $0.20 for the third quarter of fiscal 2012 were down 42.3% from the $0.35 per share for the third quarter of fiscal 2011.  For the nine months ended March 31, 2012, diluted earnings per share of $0.64 decreased 21.3%, compared to $0.81 per share for the same prior year period.

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

Net direct finance, loan and interest income was $5.1 million for the quarter ended March 31, 2012, a $900,000, or 14.9%, decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the third quarter ended March 31, 2012 decreased 16.6% to $5.8 million from $6.9 million earned during the third quarter of fiscal 2011. This decrease was due to a $575,000 or 12.6% decrease in direct finance income resulting from a 164 basis point drop in yields while the average balances increased 9.2%.  Loan income decreased $405,000 due to lower yields together with a 16.4% decline in average loan balances.  During the third quarter of fiscal 2012, interest expense paid on deposits and borrowings decreased by $245,000 or 27.8% reflecting a 43 basis point drop in average interest rates paid to 1.01% and a 3% increase in average balances to $251.9 million.

For the nine months ended March 31, 2012, net direct finance, loan and interest income was $15.5 million, a $1.2 million or 7.2% decrease from $16.7 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first nine months of fiscal 2012 decreased $1.5 million, or 8.0%, to $17.8 million as commercial loan income declined $1.3 million or 28.7%, and combined with decreases in direct finance income and investment income of $152,000 and $115,000, respectively. The decrease in commercial loan income for the first nine months of fiscal 2012 was the result of a 6.9% decrease in average balances to $86.6 million and a 150 basis point decrease in the average yield to 4.9%.  The 1.3% decrease in direct finance income reflected a 103 basis point drop in average rates to 7.0% that offset a $27.3 million increase in average balances to $233.1 million.  The 4.6% decrease in investment income reflected a $16.8 million increase in the average investment in cash and investments to $148.1 million, and a 43 basis point drop in the average yields earned to 2.2%.  For the nine months ended March 31, 2012, interest expense on deposits and borrowings decreased by $343,000 or 12.8% to $2.3 million, reflecting a 39 basis point decrease in interest rates paid on average balances that increased by 16.6% from the prior year to $271.7 million.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2012 vs 2011			March 31, 2012 vs 2011
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$420	$(996)	$(576)	$1,646	$(1,798)	$(152)
Commercial loans	(233)	(172)	(405)	(305)	(972)	(1,277)
Investment securities	(9)	(164)	(173)	128	(268)	(140)
Interest-earning deposits with banks	(1)	10	9	22	3	25
	177	(1,322)	(1,145)	1,491	(3,035)	(1,544)
Interest expense
Demand and money market deposits	19	(106)	(87)	113	(235)	(122)
Time deposits	38	(144)	(106)	349	(522)	(173)
Borrowings	(52)	-	(52)	(54)	7	(47)
	5	(250)	(245)	408	(750)	(342)
Net direct finance, loan and interest income	$172	$(1,072)	$(900)	$1,083	$(2,285)	$(1,202)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2012			March 31, 2011
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$57,238	$35	0.2%	$57,316	$25	0.2%
Investment securities	63,524	715	4.5%	64,274	889	5.5%
Commercial loans	85,038	1,018	4.8%	101,700	1,424	5.6%
Net investment in leases (1)	242,877	3,993	6.6%	222,434	4,568	8.2%
Total interest-earning assets	448,677	5,761	5.1%	445,724	6,906	6.2%
Other assets	36,331			37,562
	$485,008			$483,286

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$79,458	92	0.5%	$71,712	179	1.0%
Time deposits	172,464	544	1.3%	162,937	650	1.6%
FHLB & FRB borrowings	-	-	0.0%	10,000	52	2.1%
Total interest-bearing liabilities	251,922	636	1.0%	244,649	881	1.4%
Non-interest bearing demand deposits	2,796			1,243
Other liabilities	37,090			43,037
Shareholders' equity	193,200			194,357
	$485,008			$483,286

Net direct finance, loan and interest income		$5,125			$6,025
Net direct finance, loan and interest income to average interest-earning assets			4.6%			5.4%
Average interest-earning assets over average interest-bearing liabilities			178.1%			182.2%

	Nine months ended			Nine months ended
	March 31, 2012			March 31, 2011
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$82,088	$118	0.2%	$66,723	$94	0.2%
Investment securities	65,997	2,276	4.6%	62,683	2,415	5.1%
Commercial loans	86,634	3,173	4.9%	93,004	4,451	6.4%
Net investment in leases (1)	233,135	12,242	7.0%	205,799	12,393	8.0%
Total interest-earning assets	467,854	17,809	5.1%	428,209	19,353	6.0%
Other assets	40,087			46,185
	$507,941			$474,394

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$84,507	382	0.6%	$69,051	504	1.0%
Time deposits	180,527	1,833	1.4%	153,839	2,006	1.7%
FHLB & FRB borrowings	6,618	111	2.2%	10,000	158	2.1%
Total interest-bearing liabilities	271,652	2,326	1.1%	232,890	2,668	1.5%
Non-interest bearing demand deposits	2,278			1,414
Other liabilities	36,225			42,112
Shareholders' equity	197,786			197,978
	$507,941			$474,394

Net direct finance, loan and interest income		$15,483			$16,685
Net direct finance, loan and interest income to average interest-earning assets			4.4%			5.2%
Average interest-earning assets over average interest-bearing liabilities			172,2%			183.9%

(1)	Average balance is based on month-end balances, and includes non-accrual leases, and is presented net of unearned income

Provision for Credit Losses – The Company did not record a provision for credit losses in the third quarter and first nine months of fiscal 2012, compared to a provision of $250,000 in the third quarter of fiscal 2011 and a provision of $1.0 million for the first nine months of the prior year.  No provision was recorded in the third quarter of fiscal 2012 due to a less than 2% growth in the lease and loan portfolio during the quarter along with the credit metrics of the portfolios holding steady.  The large provision during the first nine months of fiscal 2011 was largely due to significant growth in the commercial loan portfolio to $97.0 million at March 31, 2011, which has since declined to $85.0 at March 31, 2012.

Non-interest Income – Total non-interest income for the quarter ended March 31, 2012 decreased by $1.8 million or 56.9% to $1.4 million, compared to $3.2 million for the same quarter of the prior fiscal year.  The Company did not realize a gain on the sale of securities in the current year quarter compared to a $940,000 gain realized in the prior year.  Excluding such investment gain, non-interest income still declined 40% primarily due to a $1.2 million decrease in income from the sale of leased property.  During the prior year quarter, a substantial gain was realized on one large lease reaching end of term.  Offsetting this decline was a $269,000 increase in income from the re-lease of property.

For the nine months ended March 31, 2012, total non-interest income of $4.6 million decreased 35.1% from $7.0 million for the nine months ended March 31, 2011.  The decrease included a $2.3 million decline in gains realized on the sale of securities to $56,000. Excluding investment gains, non-interest income for the first nine months of fiscal 2012 was down only 4.0% as income from the sales or re-lease of property reaching end of term was relatively unchanged between the periods.

Non-interest Expenses – During the third quarter of fiscal 2012, non-interest expenses of $3.1 million were essentially unchanged compared to the third quarter of the prior year.  Non-interest expenses of $9.3 million for the first nine months of fiscal 2012 were up 2.6% from the $9.1 million for the first nine months of fiscal 2011.  The increase in non-interest expenses for the first nine months of fiscal 2012 is primarily due to higher compensation expenses being recognized related to the sales organization.

Taxes – Income taxes were accrued at a tax rate of 38.00% for the third quarter ended and nine months ended March 31, 2012 compared to 38.25% for the same comparable periods of the prior year, which represents the estimated annual tax rate for the fiscal years ending June 30, 2012 and 2011, respectively.

Financial Condition Analysis

Consolidated total assets at March 31, 2012 of $474.4 million were down $50.1 million, or 9.5% from $524.4 million at June 30, 2011.  The change in total assets includes an increase of $24.8 million in the net investment in leases, and decreases of $51.3 million in cash and cash equivalents, $8.8 million decrease in the commercial loan portfolio, $5.7 million decrease in property acquired for transactions-in-process and $3.2 million decrease in securities available-for-sale.

Lease and Loan Portfolio Analysis

The Company’s strategy is to develop lease and loan portfolios with risk/reward profiles that meet its objectives. The Company currently funds most new lease transactions internally, with a portion of lease receivables assigned to other financial institutions. During the first nine months ended March 31, 2012, 99.7% of the new leases booked by the Company were held in its own portfolios, compared to 98.8% during the first nine months of fiscal 2011. The $24.8 million increase in the Company’s net investment in leases during the nine months ended March 31, 2012 includes a $24.6 million increase in lease receivables and a slight increase in estimated residual values.  The increase in lease receivables is due to the volume of new leases being booked during the period being sufficient to offset payments received and leases terminating.  The $8.8 million decline in the Company’s commercial loan portfolio reflected loan payoffs and repayments aggregating to $14.8 million offset by the addition of $6.1 million in commercial loan participations or draw downs on lines of credit.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2012, the Company’s investment in property acquired for transactions in process of $23.5 million related to approximately $81.5 million of approved lease commitments.  This investment in transactions in process decreased $5.7 million from $29.2 million at June 30, 2011, which related to direct lease commitments of $87.2 million, but was up from $19.7 million at March 31, 2011, which related to direct lease commitments of $79.4 million. In addition to the direct lease commitments, the Company had unfunded lease purchase commitments of $10.8 million and commitments related to unused lines of credit of $19.1 million.

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

 The following table summarizes the Company’s non-performing leases and loans.

	March 31, 2012	June 30, 2011
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans (including residual)	$285	$1,137
Restructured leases	1,423	1,441
Leases past due 90 days (other than above, including residual)	-	45
Total non-performing capital leases and loans	$1,708	$2,623
Non-performing assets as % of net investment in leases and loans before allowances	0.5%	0.9%

The decrease in non-performing assets at March 31, 2012 was primarily due to the decrease in non-accrual leases from June 30, 2011. The restructured lease balance includes two leases, both of which were current with their payments at March 31, 2012.  In addition to the non-performing leases and loans identified above, there was $8.1 million of investment in leases and loans at March 31, 2012 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future.  Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Nine months ended
	March 31,
	2012	2011
	(dollars in thousands)
Property acquired for transactions in process before allowance	$23,464	$19,977
Net investment in leases and loans before allowance	338,347	323,499
Net investment in “risk assets”	$361,811	$343,476

Allowance for credit losses at beginning of period	$5,080	$4,467
Charge-off of lease receivables	(24)	(52)
Recovery of amounts previously written off	92	132
Provision for credit losses	-	1,025
Allowance for credit losses at end of period	$5,148	$5,572

Components of allowance for credit losses:
Allowance for lease losses	$3,045	$3,187
Allowance for loan losses	2,072	2,072
Liability for unfunded loan commitments	20	20
Allowance for transactions in process	11	293
	$5,148	$5,572
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.5%	1.7%
Allowance for credit losses as a percent of net investment in “risk assets”	1.4%	1.6%

The allowance for credit losses increased $68,000 to $5.15 million (1.6% of net investment in leases and loans before allowances) at March 31, 2012 from $5.1 million (1.7% of net investment in leases and loans before allowances) at June 30, 2011. This allowance consisted of $569,000 allocated to specific accounts that were identified as problems and $4.6 million that was available to cover losses inherent in the portfolio. This compared to $787,000 allocated to specific accounts at June 30, 2011 and $4.27 million available for losses inherent in the portfolio at that time. The decrease in the specific allowance at March 31, 2012 primarily relates to payments received against substandard leases.  The Company considers the allowance for credit losses of $5.1 million at March 31, 2012 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $59.5 million as of March 31, 2012, compared with $62.7 million at June 30, 2011.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at March 31, 2012 and June 30, 2011 are as follows:

	As of March 31, 2012		As of June 30, 2011
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate debt securities	$55,226	$56,692	$57,791	$60,082
Securities of state and political subdivisions	851	880	867	887
Mutual fund investments	1,306	1,340	1,306	1,208
Equity investments	422	552	422	527
Total securities available-for-sale	$57,805	$59,464	$60,386	$62,704

During the first nine months of fiscal 2012, the decline in the fair value of Company’s portfolio of securities available-for-sale of $3.2 million reflects the purchase of new corporate debt securities of $11.2 million offset by the retirement of $13.8 million of corporate bonds and the reduction in the unrealized pre-tax gain by $659,000 to $1.7 million from $2.3 million at June 30, 2011.  The weighted average maturity was 1.9 years and the corresponding weighted average yield was 4.63 percent at March 31, 2012.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At March 31, 2012 and June 30, 2011, the Company’s cash and cash equivalents were $46.0 million and $97.3 million, respectively.  Stockholders’ equity at March 31, 2012 was $194.4 million, or 41.0% of total assets, compared to $199.6 million, or 38.1% of total assets, at June 30, 2011.  At March 31, 2012, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $242.1 million at March 31, 2012, compared to $262.1 million at March 31, 2011 and $274.8 million at June 30, 2011. The $20.0 million decrease from March 31, 2011 was the result of the Bank’s effort to reduce excess liquidity. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2012 and 2011:

	Nine months ended March 31,
	2012			2011
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$2,076	$2,796	n/a	$884	$1,414	n/a
Interest-bearing demand deposits	2,464	2,380	0.29%	580	446	0.50%
Money market deposits	74,842	82,127	0.61%	75,737	68,605	0.97%
Time deposits less than $100,000	45,063	51,679	1.42%	57,253	54,426	1.88%
Time deposits, $100,000 or more	$117,649	$128,848	1.32%	$127,638	$99,413	1.66%

The following table shows the maturities of certificates of deposits at March 31, 2012:

	March 31, 2012
	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$9,560	$26,315
3 - 6 months	9,258	26,845
6 - 12 months	15,876	43,827
Over 12 months	10,369	20,662
	$45,063	$117,649

The Bank has entered into borrowing agreements with the Federal Home Loan Bank of San Francisco to take advantage of FHLB programs for overnight and term advances at published daily rates.  As of March 31, 2012, there are no outstanding balances under these borrowing agreements.  At March 31, 2011, the Bank had an outstanding balance of $10.0 million classified as long-term under the Federal Home Loan Bank agreement, at a borrowing cost of 2.07%.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying investment securities, time certificates of deposit and qualifying commercial loans, with $2.4 million available under the agreement as of March 31, 2012.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables. The Bank had no borrowings under this agreement at March 31, 2012, with the unused borrowing availability at approximately $76.8 million.  The Bank may elect from time-to-time to borrow from the Federal Reserve Bank rather than the Federal Home Loan Bank of San Francisco to maintain an immediate secondary source of liquidity.

CalFirst Leasing’s capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions, including CalFirst Bank.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2012, the Company had outstanding non-recourse debt aggregating $4.5 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At March 31, 2012, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2013.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of March 31, 2012.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2012. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Commercial loan and lease purchase commitments	$29,910	$29,910	$-	$-
Lease property purchases (1)	56,022	56,022	-	-
FHLB & FRB Borrowings	-	-	-	-
Operating lease rental expense	2,170	1,465	705	-
Total contractual commitments	$88,102	$87,397	$705	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At March 31, 2012, the Company had $53.2 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $359.7 million consists of leases with fixed rates and loans with variable rates, however, $197.6 million of such investment matures or reprices within one year of March 31, 2012. Of the $62.7 million investment in securities, $13.3 million mature within twelve months. This compares to interest bearing deposit liabilities of $242.1 million, of which $209.0 million mature within one year. Based on the foregoing, at March 31, 2012 the Company had assets of $256.9 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $209.0 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at March 31, 2012 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, including the protection provided by interest rate floors incorporated into a number of commercial loans. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity
			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$45,963	$-	$-	$-	$-	45,963
Investment securities	7,226	6,043	46,195	3,213	-	62,677
Net investment in leases	22,321	91,400	157,919	214	(23,597)	248,257
Commercial loans	83,914	-	3,931	-	(2,872)	84,973
Non-interest earning assets	-	-	-	-	32,492	32,492
Totals	159,424	$97,443	208,045	3,427	6,023	$474,362
Cumulative total for RSA	$159,424	$256,867	$464,912	$468,339

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	77,307	-	-	-	2,075	79,382
Time deposits	35,875	95,806	31,031	-	-	162,712
Borrowings	-	-	-	-	-	-
Non-interest bearing liabilities	-	-	-	-	37,829	37,829
Stockholders' equity	-	-	-	-	194,439	194,439
Totals	$113,182	$95,806	$31,031	$-	$234,343	$474,362
Cumulative total for RSL	$113,182	$208,988	$240,019	$240,019

Interest rate sensitivity gap	$46,242	$1,637	$177,014	$3,427
Cumulative GAP	$46,242	$47,879	$224,893	$228,320

RSA divided by RSL (cumulative)	140.86%	122.91%	193.70%	195.13%
Cumulative GAP / total assets	9.75%	10.09%	47.41%	48.13%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President, Tax and Accounting concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2012:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2012 - January 31, 2012	-	$-	368,354
February 1, 2012 - February 28, 2012	-	$-	368,354
March 1, 2012 - March 31, 2012	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: May 10, 2012	BY:	/s/ Robert Hodgson
Robert Hodgson
Senior Vice President, Tax and Accounting (Principal Financial and Accounting Officer)