Form 10-K
period 2012-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2012-09-26
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    June 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________  to _______________

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2011 was $37,273,118.  Number of shares outstanding as of September 7, 2012:  Common Stock 10,447,227.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2012.

PART I
ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”).  The primary business of the Company is leasing and financing capital assets, while CalFirst Bank also participates in the syndicated commercial loan market, provides business loans to fund the purchase of assets leased by third parties, including CalFirst Leasing, and offers commercial loans directly to businesses.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.  All banking and other operations are conducted from one central location.

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

Leasing Activities

At June 30, 2012, leases accounted for 75% of the Company’s net investment in leases and loans.  The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets.  The leases are structured individually and can accommodate a variety of our customers’ objectives.  In addition to computer systems and networks, property leased includes automated manufacturing and distribution management systems, production systems, printing presses and warehouse distribution systems.  Telecommunications systems include digital private branch equipment and switching equipment as well as voice over Internet protocol (“VoIP”) systems, wireless networks and satellite tracking systems.  Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software.  Other electronic equipment leased includes robotic surgical systems, ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, and copying equipment.  In addition, the Company leases a wide variety of non-high technology property, including oil and gas production equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture.  Of the leases booked in fiscal 2012, approximately 36% involved computer equipment and software, 15% manufacturing and distribution equipment, 9% furniture and fixtures, 9% yellow equipment, 7% transportation equipment, 6% exercise equipment and 5% medical equipment.

CalFirst Leasing and CalFirst Bank provide leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as government and non-profit entities.  The average size of the lease transactions booked during fiscal 2012 was approximately $560,000, compared with $535,000 during fiscal 2011.  Two customers accounted for 7% and 5%, respectively, of the property cost subject to leases booked during fiscal 2012,  while  in fiscal 2011 another customer accounted for 9% and in fiscal 2010 one customer accounted for 27% of leases booked in that year.  Leases primarily are originated directly through a centralized marketing program and direct delivery channels, although since fiscal 2010 a portion of leases have been acquired through other banks or origination sources.  The marketing program includes a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and in-house computer and telecommunication systems.  The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers.  Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets.  The prospect management system and an integrated in-house telecommunications system permit sales management to monitor account executive activity, daily prospect status and pricing information.  The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible to be responsive to customers and prospects.

Leases generally are for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes.  CalFirst Leasing or the Bank retain ownership of the property on leases they originate, and in the event of default by the lessee, they may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property.  Upon the expiration of the lease term, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease.  If the original lessee does not exercise the purchase option, once the leased property is returned, CalFirst Leasing or CalFirst Bank will seek to sell the leased property.

Through its lease purchase operations, CalFirst Bank purchases lease receivables on a non-recourse basis from other intermediaries.  All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship.  The Bank generally does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. Periodically, the Bank will purchase a whole lease and assume the role as lessor and take a residual interest in the property subject to such lease. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and secure, that liens have been perfected, and legal documentation has been filed as appropriate. Leases purchased from unaffiliated third parties during fiscal 2012 aggregated to $36.1 million, or 21% of total leases booked.  In fiscal 2011, purchased leases of $43.4 million represented 28% of total bookings, and included a $6.3 million investment in a residual interest in the subject property.

The Company conducts the leasing business in a manner designed to minimize risk, however, we are subject to risks through the investment in lease receivables held in our own portfolios, lease transactions-in-process, and residual investments.  We do not purchase leased property until we have received a binding non-cancelable lease from the customer.  A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates that reflect the customers' financial condition. The lender to which a lease has been assigned has no recourse against the Company, unless we are in default under the terms of the agreement by which the lease was assigned.  The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease.  If this occurs, the Company may not realize our residual investment in the leased property.

Lease Portfolio

During the fiscal years ended June 30, 2012, 2011 and 2010, 95%, 99% and 85%, respectively, of the total dollar amount of new leases completed by the Company were retained in the Company’s portfolios, with the balance of such leases in each fiscal year discounted to unaffiliated financial institutions.  Approximately 50% of the new leases booked by CalFirst Leasing were assigned to CalFirst Bank in fiscal 2012 and 2011. Pursuant to bank regulations, CalFirst Bank can purchase no more than 50% of the extensions of credit originated by CalFirst Leasing during the preceding 12 calendar months.

The Company applies a portfolio management system intended to develop portfolios with different risk/reward profiles.  Each lease transaction held must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio.  The Bank’s strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees.  The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and performs an independent credit analysis and due diligence on each lease transaction originated or purchased.  The committee applies the same underwriting standards to all leases, regardless of how they are sourced.  Through the use of non-recourse financing, the Company avoids risks that do not meet our risk/reward requirements.  Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions.

The table below presents the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2012, 2011 and 2010, respectively.  Of the Bank’s Net Lease Receivable, approximately 48%, 46% and 66%, respectively, represented leases originated directly by the Bank, with 28% and 23% of the Bank’s Net Lease Receivables at June 30, 2012 and 2011, respectively, related to leases purchased from unaffiliated parties.

(dollars in thousands)	Years ended June 30,
	2012		2011		2010
	Net Lease	Percent of	Net Lease	Percent of	Net Lease	Percent of
	Receivable	Total	Receivable	Total	Receivable	Total
California First National Bank	$205,229	86%	$160,847	77%	$115,971	65%
California First Leasing	$33,598	14%	$47,218	23%	$63,153	35%

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse us for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2012, 2011, and 2010, the Company’s total investment in property acquired for transactions-in-process amounted to $18.5 million, $29.2 million and $26.8 million, respectively.  Of such amounts, approximately 66%, 44% and 14%, respectively, for each respective year related to CalFirst Bank, with the balance held by CalFirst Leasing.

Commercial Loans

Beginning in fiscal 2007, the Bank began developing a commercial loan portfolio. Commercial loans of $85.0 million accounted for 25% of the Company’s investment in leases and loans at June 30, 2012, down from $95.8 million, or 30%, at June 30, 2011. Due to conditions imposed by the Bank’s primary regulator, during fiscal 2012 the Bank was restricted from making new commercial loan commitments beyond maintaining its existing relationships. In late June 2012, the Bank received clearance to renew efforts to originate commercial loans.

The commercial loan portfolio consists primarily of participations in syndicated transactions led by other financial institutions, with approximately 14% of the loan portfolio the result of a direct origination effort.  Direct loan origination is targeted primarily to existing Bank and CalFirst Leasing relationships.  These commercial loans are a complementary product leveraging existing relationships and extending customer longevity.  Commercial loan products originated directly include lines of credit, term loans and commercial mortgages, and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit.  Commercial loans originated directly have terms from one to ten years, and priced with fixed or floating rates.  Commercial loan commitments directly originated as of June 30, 2012 ranged in amount from approximately $1.0 million to $6.0 million.

Syndicated bank loans have structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by all assets to leveraged loans supported by operating cash flow and enterprise valuation.  Loans are priced at variable rates, and generally are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poor’s or Moody’s Investors Service, respectively; however, $10.7 million, or approximately 15% of the syndicated loan portfolio, relates to companies that are rated lower or are unrated. Credits that the Company characterizes as highly leveraged account for approximately 20% of the syndicated loan portfolio, down from 27% at June 30, 2011. All syndicated loan transactions are participations through major money-center banking institutions and are diversified across industries, with the loan commitments ranging in size from $2.0 million to $8.0 million. At June 30, 2012, the average principal outstanding was $3.9 million, and the remaining terms were from three to six years.

The Bank’s underwriting of commercial loans has been maintained in accordance with its existing credit standards, although its policies have been augmented to address credit issues related to the larger average investment in individual loans and regulatory issues governing the loan participation market.  The risks associated with loans in which the Bank participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from the Bank’s limited ability to control actions of the syndicate.  Existing staff administer loan operations including documentation, lien perfection, funding, payments and collections.  The Bank’s current computer systems are capable of fully processing loans and have the requisite connectivity to the Company’s accounting, customer service and collections processes.

Commercial loan transactions funded during fiscal 2012 of $6.8 million related solely to syndicated loans, and was down from $76.9 funded during fiscal 2011, all of which were purchased under syndication.  Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is expected to be longer and such yields will vary more with changes in market interest rates.

Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management.  The strategy also emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while minimizing the risk to any one area.  The credit policy requires each lease or loan, regardless of whether it is directly originated or acquired through syndication, to have viable repayment sources.  The credit process primarily focuses on a customer’s ability to repay the lease or loan through their cash flow, and generally, collateral securing a transaction represents a secondary source of repayment.  The credit process includes a policy of classifying all leases and loans in accordance with a risk rating classification system, monitoring changes in the risk ratings of lessees and borrowers, identification of problem leases and loans and special procedures for the collection of problem leases and loans.  The lease and loan classification system is consistent with regulatory models under which leases and loans may be rated as “pass”, “special mention”, “substandard”, “doubtful” or “loss”.

An Asset Management (“AM”) group handles the day-to-day management and oversight of the lease portfolios.  The AM group monitors the performance of all leases held in the portfolios, transactions-in-process as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to the lease.  The AM group conducts an ongoing review of all leases 10 or more days delinquent, contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date.  In the event that payment is not then received, senior management becomes involved.  Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves.  Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained.  At 90 days past due, leases and loans will be placed on non-accrual status such that interest income no longer accretes into income, unless the Company believes the amounts due are otherwise recoverable.

Allowance for Credit Losses

The allowance for credit losses is an estimate of probable and assessable losses in the Company’s lease and loan portfolios applying the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” and ASC Topic 310-35, “Loan Impairment.”  The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions-in-process.  The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolios.  The primary responsibility for setting reserves resides with executive management who report quarterly to the Company’s Audit Committee and Board of Directors regarding overall asset quality, problem leases and loans and the adequacy of valuation allowances. The Bank's classification of its assets and the amount of its valuation allowances are subject to review by regulators who can order the establishment of additional loss allowances.

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

Deposit Products

At June 30, the Bank had $253.3 million in deposits, of which $79.2 million were demand and savings accounts and $174.1 million, or 69% were time deposits. The Bank’s deposits have been gathered primarily through the Internet.  Other strategies to identify depositors are through direct mail, telephone campaigns, purchase of leads from private sources and more extensive print advertisements.  The Bank offers interest-bearing checking accounts, money market accounts, savings accounts and three (3) month to three (3) year certificates of deposit (“CDs”) to taxable and IRA depositors.  CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank’s lease and loan portfolio.  With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk.  Most of the Bank’s commercial loans are floating rate.

To open a new account, a customer can complete an on-line enrollment form on the Bank’s web site, or can call the Bank’s toll-free customer service number and open an account telephonically.  Signature cards and deposits are then mailed to the Bank.  Customers can make deposits by wire transfer, via direct deposit programs, or by mail.  No teller line is maintained.  The Bank’s customers have 24-hour access to account information.  Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers.  They can also pay bills on-line.  Customers can receive a free ATM card upon opening a demand or savings account.  In order to obtain cash, the Bank’s customers use other banks’ automated teller machines that are affiliated with the Plus™ system.  The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions.  The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank’s higher investment yields and lower banking fees.

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

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $123.7 million at June 30, 2012 compared to $163.6 million at June 30, 2011.  This investment portfolio consists of interest-earning deposits with banks and short-term money market securities, as well as corporate bonds, Federal Reserve Bank and Federal Home Loan Bank stock and other investments.  The Company is authorized to invest in high-quality United States agency obligations, mortgage backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities.  The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

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

The Bank’s deposit customers are primarily individuals from across the nation who places a substantial portion of their savings in safe, government-insured deposits and businesses that spread their liquid investments among a breadth of banks in order to ensure that they are government insured.  Such depositors are seeking to maximize their interest income and, therefore, are more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

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

Regulation W (“Reg. W”), which implements, interprets and applies statutory provision in sections 23A and 23B became effective April 1, 2003.  Under Reg. W, a bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate if 1) the extension of credit was originated by the affiliate; 2) the bank makes an independent evaluation of the creditworthiness of the borrower and commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; 3) the bank does not make a blanket advance commitment to purchase loans from the affiliate and 4) the dollar amount of all purchases over any 12 month period by the bank from an affiliate does not represent more than 50% of that affiliate’s credit extensions during such period. The Company believes the Bank’s purchase of lease receivables from CalFirst Leasing conforms to the requirements of Reg. W.  In addition, the Company has agreed with the FRB that the Bank’s purchase of leases from CalFirst Leasing will not exceed 50% of the Bank’s lease portfolio.

In connection with its approval of the Company’s purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank.  The commitments as modified include: (i) the Bank and the Company entered into a binding written agreement setting forth the Company’s obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; and (iii) the Company must comply with Reg. W.

In September 2006, the OCC approved a change in the Bank’s original operating plan that provided for the Bank to begin originating commercial loans. In October 2010, the OCC advised the Bank that the scope and volume of its commercial loan business exceeded the forecast provided in July 2006 and therefore was a deviation from the Bank's business plan approved in September 2006. While the Bank does not agree that it deviated significantly from forecasts and documents submitted to the OCC in 2008 and 2009, the Bank submitted an updated plan and request for no objection to its continued development of the commercial loan portfolio. In June 2012, the OCC provided a written determination of no objection to the Bank's revised business plan with certain conditions that require the Bank to maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015 and limit the growth in the commercial loan portfolio within certain guidelines.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets.  The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent.  At June 30, 2012 and 2011, the Company exceeded all these requirements.  Federal bank regulatory agencies have jointly issued proposed rules that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). The proposed rule would generally revise the definition of regulatory capital components and related calculations and is applicable to the Company; however, most of the changes are not meaningful for the Company or the Bank.

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%.  At June 30, 2012 and 2011, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods.  CalFirst Bank is designated as a wholesale institution for CRA purposes.  To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test.  This includes an assessment of the level and nature of the Bank’s community development lending, investments and services.  The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community.  The CRA also requires that the Bank publicly disclose their CRA ratings.  During fiscal 2008, CalFirst Bank was subjected to a CRA examination and received a “satisfactory” rating on the CRA performance evaluation.  There was no CRA examination for fiscal 2012.

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “2010 Financial Reform Act”), the maximum deposit insurance amount has been increased permanently from $100,000 to $250,000.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  As of January 1, 2009, there are four risk categories, which are distinguished by capital levels and supervisory ratings.  The three capital categories are “well capitalized,” “adequately capitalized,” and “undercapitalized.”  Under the regulations, assessment rates for calendar 2009 ranged from 12 to 16 basis points per $100 of deposits for banks in Risk Category I, to 45 basis points for banks assigned to Risk Category IV.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was collected on September 30, 2009.  In lieu of further special assessments, on November 12, 2009, the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. The Bank prepaid $722,526 of such premium on December 30, 2009 and $294,409 remains as a prepaid balance at June 30, 2012. The expense related to this prepayment is anticipated to be recognized over the next 12 months based on actual calculations of quarterly premiums.  The actual assessment would be applied against the prepaid assessment until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  The FDIC may still increase or decrease the assessment rate in the future, and any such increase could have an adverse impact on the earnings of insured institutions, including the Bank.

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

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate as of June 30, 2012 is 0.66 cents per $100 of deposits.

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

There are numerous laws, regulations and policies affecting financial services businesses currently in effect and they are continually under review by Congress and state legislatures and federal and state regulatory agencies. The Gramm-Leach-Bliley Act established requirements for financial institutions to provide privacy protections to consumers and notices to customers about its privacy policies and practices.  The USA Patriot Act imposes obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers.  The 2010 Financial Reform Act provides for sweeping financial regulatory reform and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities and affect the competitive balance between banks and other financial intermediaries.  While many of the provisions of the 2010 Financial Reform Act do not impact the existing business of the Bank, the extension of FDIC insurance to all non-interest bearing deposit accounts and the repeal of prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, will likely increase deposit rates to be paid by the Bank in order to retain or grow deposits.  Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

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

Employees

At June 30, 2012, the Company and its subsidiaries had 149 employees, none of whom are represented by a labor union.  The Company believes that its relations with its employees are satisfactory.

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

Industry Risk Factors

The Company’s business and financial results are subject to general business and economic conditions.  The Company’s business activities and earnings are affected by general business conditions in the United States.  The recent economic downturn resulted in a deterioration of credit quality of certain lessees and borrowers and reduced demand for financing capital assets.  Continued weakness in the financial performance and condition of customers could negatively affect the repayment of their obligations.  In addition, changes in securities markets and monetary fluctuations adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

Changes in the domestic interest rate environment could reduce the Company’s net direct finance and interest income.  The Company’s net direct finance and interest income, which is the difference between income earned on leases, loans and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the Federal government and by the policies of various regulatory agencies. The Federal Open Market Committee (“FOMC) of the FRB has promulgated a policy of keeping short term interest rates near zero through 2015 and this may continue to have a negative impact on the Company’s net interest income.

Disruptions in the domestic credit markets and interest rate environment, including changes in interest spreads and the yield curve, could reduce net interest income.  Low prevailing interest rates have reduced the income earned on the Company’s available cash balances. Declines in treasury rates and libor, which affect the yields earned on most earning assets, have exceeded the reduction in rates generally offered on CDs, resulting in a decline in our net interest margin.  Higher interest rates and the inability to access capital markets could negatively affect certain customers and result in increased lease and loan losses.

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

The Company and the Bank are regulated by governmental entities.  This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole.  Bank regulators can impose restrictions on the ability of the Company to undertake certain business and growth. Following the recent financial crisis, regulators have increased their oversight of banks and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses. The 2010 Financial Reform Act provides for sweeping financial regulatory reform, much of which does not impact the existing business of the Bank, however, the extension of FDIC insurance to all non-interest bearing deposit accounts and the repeal of prohibitions on the payment of interest on demand deposits will likely increase deposit rates to be paid by the Bank in order to retain or grow deposits.  These changes in regulations or policies could affect the Company in substantial and unpredictable ways.  The Company cannot predict whether any additional legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

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

The Bank’s commercial loan initiative may increase the Company’s risk of losses.  The commercial loan portfolio contains a number of commercial loans with relatively larger balances than its historical lease portfolio. About 20% of the commercial loan portfolio is comprised of highly leveraged loans, with 8% of the portfolio rated substandard.  The deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

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

Customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries.  At June 30, 2012, approximately 18% of the Company’s net investment in leases and loans was with public and private colleges, universities, elementary and secondary schools located throughout the United States. Hospitals, nursing homes and related medical facilities represented 11% of the total investment in leases and loans while 9% was related to professional, scientific and technical services.

The Company’s diversification into broader investment alternatives may increase the Company’s risk of losses.  The Company’s investment portfolio may include U.S. Treasury and Agency Securities, corporate and municipal bonds and closed-end mutual funds, in addition to interest-earning deposits, short-term money market securities and federal funds previously held.  These securities subject the Company to increased risk of volatility in the valuation of the investment, as well as greater interest and market risks.  The deterioration of one or a few of these investments on a permanent basis could result in an determination that the investment has been permanently impaired and require a write-down of such investment, all of which could have a material adverse effect on the Company’s results of operations.

The Company may be adversely affected by significant changes in the bank deposit market and interest rates.  CalFirst Bank has grown to represent 77% of the Company’s assets, and bank deposits now exceed $253 million.  As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels.  Time deposits due within one year of June 30, 2012 totaled $141 million.  If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available.  Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

Bank regulators can impose restrictions on the Company’s ability to execute its strategic plan. The OCC has approved the Bank's plan for the continued development of the commercial loan portfolio but the OCC has limited the growth of the commercial loan portfolio within certain guidelines and imposed a requirement that the bank maintain a Tier 1 capital ratio of 14% that is in excess of the general regulatory requirement of 6%.

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

Changes in accounting standards could materially impact the Company’s financial statements.  The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements.  These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. Recently, FASB has proposed new accounting standards related to accounting for leases that could materially change the Company’s financial statements in the future.  In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.

Loss of certain key officers would adversely affect the Company’s business. The Company‘s business and operating results are substantially dependent on the certain key employees, including the Chief Executive Officer, Chief Operating Officer, the President and Chief Credit Officer of the Bank and certain key sales managers.  The loss of the services of these individuals, particularly the Chief Executive Officer, would have a negative impact on the business because of their expertise and years of industry experience.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2012 the Company and its subsidiaries occupied approximately 43,000 square feet of office space in Irvine, California leased from an unaffiliated party.  The lease provides for monthly rental payments that average $140,336 from July 2012 through August 2013.

ITEM 3. LEGAL PROCEEDINGS

The Company is sometimes named as a defendant in litigation relating to its business operations. Management does not expect the outcome of any existing suit to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

	For the years ended
	June 30, 2012		June 30, 2011
	High	Low	High	Low
First Quarter	$17.43	$14.66	$13.90	$11.85
Second Quarter	17.78	15.05	15.21	12.40
Third Quarter	16.27	14.75	15.09	13.56
Fourth Quarter	$16.21	$14.75	$15.19	$14.52

The Company had approximately 28 stockholders of record and in excess of 400 beneficial owners as of September 7, 2012.

For the three fiscal years ended June 30, 2012, the Board of Directors pursued a dividend policy that provided for one annual dividend payment each year. The Company paid an annual dividend in the amount of $.48 per share on December 16, 2009, $1.00 on December 16, 2010 and $1.10 and December 17, 2011.  The Board of Directors will continue to review the dividend policy on an ongoing basis, and the decision to pay dividends in fiscal 2013 and beyond has not been made.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time.  The Company repurchased no shares of common stock under this authorization during the year ended June 30, 2012 and 2011 and repurchased 25,654 during fiscal 2010.  As of September 15, 2012, 368,354 shares remain available under this authorization.

Common Stock Performance Graph

The following graph shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000.  As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2012.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	26,240	$12.19	1,811,838
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	26,240	$12.19	1,811,838	(1)

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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008

Direct finance and loan income	$20,505	$22,445	$22,064	$25,236	$25,927
Interest and investment income	3,133	3,347	4,722	4,626	1,914
Total direct finance, loan and interest income	23,638	25,792	26,786	29,862	27,841
Interest expense on deposits and borrowings	2,914	3,613	4,864	6,617	5,735
Net direct finance, loan and interest income	20,724	22,179	21,922	23,245	22,106
Provision for credit losses	-	1,025	350	1,675	1,165
Net direct finance, loan and interest income after provision for credit losses	20,724	21,154	21,572	21,570	20,941

Operating and sales-type lease income	2,755	2,127	1,998	3,103	2,810
Gain on sale of leases and leased property	2,478	2,758	1,797	3,712	3,366
Other income	569	642	857	838	626
Realized gain on sale of investment securities	56	2,342	3,436	-	-
Other-than-temporary impairment loss	-	-	-	(869)	(685)
Total non-interest income	5,858	7,869	8,088	6,784	6,117

Non-interest expenses	12,307	12,088	11,640	13,472	15,888
Earnings before income taxes	14,275	16,935	18,020	14,882	11,170
Income taxes	5,372	6,028	6,893	5,581	4,189
Net earnings	$8,903	$10,907	$11,127	$9,301	$6,981

Diluted earnings per share	$0.85	$1.05	$1.08	$0.89	$0.61
Diluted common shares outstanding	10,429	10,401	10,304	10,404	11,507

Cash dividends per share	$1.10	$1.00	$0.60	$0.48	$0.48
Dividend payout ratio	128.7%	94.3%	54.9%	52.4%	77.5%
Return on average assets	1.8%	2.3%	2.4%	2.2%	2.0%
Return on average equity	4.5%	5.5%	5.7%	4.9%	3.5%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008

Cash and cash equivalents	$56,921	$97,302	$73,988	$55,217	$71,790
Investment securities	66,751	66,321	71,974	119,600	6,360
Net investment in leases and loans	336,463	317,174	257,794	284,753	262,375
Total assets	486,171	524,415	453,602	488,972	386,594

Demand, savings and time deposits	253,297	274,775	205,922	220,944	156,239
Short and long term borrowings	-	10,000	10,000	45,444	-
Non-recourse debt	3,275	8,448	14,337	6,989	9,274
Stockholders’ equity	$196,439	$199,622	$198,548	$191,376	$202,455

Equity to total assets ratio	40.41%	38.07%	43.8%	39.1%	52.4%
Book value per common share	$18.83	$19.16	$19.39	$18.86	$17.70

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results include the operations of CalFirst Bank and CalFirst Leasing.  The Company’s direct finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables and residuals, commercial loans and investment securities.  Non-interest income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases, gains realized on the sale of leases, gains or losses recorded on investment securities and other income.  Income from sales-type leases relates to the re-lease of off-lease property (“lease extensions”) while operating lease income generally involves lease extensions that do not meet the accounting treatment required for sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general.  The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with over 55% of assets and 75% of liabilities that mature or reprice within one year.  The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases.  Of the volume of leases booked during the fiscal years ended June 30, 2012, 2011 and 2010, approximately 22.8%, 27.8% and 59.9%, respectively, were structured such that the Company owns the leased asset at the end of the term and recorded a residual value.  The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2012 of $8.9 million were 18.4% below the $10.9 million reported in fiscal 2011.  A 2% decrease in net direct finance, loan and interest income, a 26% decrease in non-interest income and a higher effective income tax rate contributed to the reduction in net earnings reported.

For the year ended June 30, 2012, total leases and loans booked of $180.9 million were 22% below fiscal 2011 bookings.  New lease bookings of $174.1 million, including $36.2 million of lease purchases, were up 13% from the $154.6 million booked in the prior fiscal year, while commercial loans boarded of $6.8 million were down from $76.6 million boarded in fiscal 2011.  The net investment in leases and loans of $336.5 million at June 30, 2012 was up 6% from $317.2 million at June 30, 2011.  The Bank’s investment in leases and loans of $285.3 million increased 14.9% from $248.3 million at June 30, 2011 to account for 85% of the Company’s consolidated investment at June 30, 2012.

New lease and loan transactions approved (“lease and loan originations”) of $207 million during fiscal 2012 were 7% below the levels of the prior year. However, for most of the year, the Bank was precluded from increasing its loan commitments. Looking just at leases, fiscal 2012 lease originations of $202.4 were up 24% from $163.5 million, with fourth quarter 2012 new lease originations up by 50% from the fourth quarter of the prior year. As a result, the estimated backlog of approved lease and loan commitments of $136.7 million at June 30, 2012 is up 11% from $123.2 million at June 30, 2011, 88% of which relate to leases. In June 2012, the Bank received a conditional no objection to a revised business plan and has renewed its efforts to originate commercial loans.

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2012, net earnings decreased 18.4% to $8.9 million, compared to $10.9 million for fiscal 2011.  Diluted earnings per share decreased 18.6% to $0.85 for fiscal year ended June 30, 2012, compared to $1.05 per share for fiscal 2011.  The decline in net earnings is largely due to  a $2.3 million decrease in the gain recognized from the sale of securities, and  includes the impact of a higher effective tax rate of 37.6% compared to the prior year’s effective tax rate of 35.6%.

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

Net direct finance, loan and interest income was $20.7 million for the fiscal year ended June 30, 2012 compared to $22.2 million for fiscal 2011 and $21.9 million in fiscal 2010.  The decrease in fiscal 2012 from fiscal 2011 was due to a decrease of $1.3 million in loan income together with reductions in direct finance income of $622,000 and investment income of $215,000.  Offsetting these reductions was a $699,000 decrease in interest expense.  The decrease in commercial loan income reflects an 8.1% decrease in average balances and a 100 basis point decrease in average yield earned.  The decrease in direct finance income includes the benefit of a 13.0% increase in average investment in leases directly held by the Company that was offset by a 118 basis point decline in average yield on such leases.  The decrease in investment income reflects a 3.8% increase in average investment balances offset by a 24 basis point decrease in average yield.  The lower interest expense on deposits reflected an 11.4% increase in average balances to $261.1 million while the average rate paid decreased by 38 basis points to 1.07%.  The Company paid off borrowings from the FHLB in fiscal 2012 which resulted in a $99,000 reduction in borrowing costs.

The average yield on all interest-earning assets in fiscal 2012 decreased to 5.1% from 5.9% the prior year, while the average rate paid on all interest-earning liabilities decreased to 1.1% from 1.5% in fiscal 2011. As a result, the net interest margin for the year decreased from 5.0% in fiscal 2011 to 4.4% in fiscal 2012. The prolonged period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on current historically low rates, and the Bank is limited in its ability to lower deposit rates in tandem.

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

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

(in thousands)	2012 compared to 2011			2011 compared to 2010
	Volume	Rate	Total	Volume	Rate	Total
Direct finance, loan and interest income
Net investment in leases	$2,174	$(2,796)	$(622)	$873	$(2,287)	$(1,414)
Commercial loans	(459)	(859)	(1,318)	1,474	321	1,795
Investment securities	154	(377)	(223)	(1,428)	54	(1,374)
Interest-earning deposits with banks	4	5	9	7	(8)	(1)
Total finance, loan and interest income	1,873	(4,027)	(2,154)	926	(1,920)	(994)

Interest expense
Demand and savings deposits	103	(330)	(227)	41	(177)	(136)
Time deposits	269	(642)	(373)	386	(1,466)	(1,080)
Short and long term borrowings	(105)	6	(99)	(127)	92	(35)
Total interest expense	267	(966)	(699)	300	(1,551)	(1,251)
Net direct finance, loan and interest income	$1,606	$(3,061)	$(1,455)	$626	$(369)	$257

The following table presents the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2012			Year ended June 30, 2011			Year ended June 30, 2010
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$76,086	$146	0.2%	$73,869	$137	0.2%	$70,326	$138	0.2%
Federal funds sold	-	-	0.0%	-	-	0.0%	923	-	0.0%
Investment securities	66,640	2,987	4.5%	63,599	3,210	5.0%	92,345	4,585	5.0%
Commercial loans	85,849	4,338	5.1%	93,436	5,656	6.1%	67,605	3,861	5.7%
Net investment in capital leases	237,143	16,167	6.8%	209,961	16,789	8.0%	200,348	18,203	9.1%
Total interest-earning assets	465,718	23,638	5.1%	440,865	25,792	5.9%	431,547	26,787	6.2%
Other assets	36,893			44,526			36,140
	$502,611			$485,391			$467,687

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$82,758	$475	0.6%	$72,156	$702	1.0%	$68,812	$838	1.2%
Time deposits	178,313	2,328	1.3%	162,152	2,701	1.7%	147,118	3,780	2.6%
Other borrowings	4,973	111	2.2%	10,000	210	2.1%	20,906	245	1.2%
Total interest bearing liabilities	266,044	2,914	1.1%	244,308	3,613	1.5%	236,836	4,863	2.1%
Non-interest bearing demand deposits	2,199			1,467			1,532
Other liabilities	37,099			41,516			33,878
Shareholders' equity	197,269			198,100			195,441
	$502,611			$485,391			$467,687

Net interest income		$20,724			$22,179			$21,924

Net Interest spread (2)			4.0%			4.4%			4.1%
Net interest margin (3)			4.4%			5.0%			5.1%
Average interest earning assets over average interest bearing liabilities			175.1%			180.5%			182.2%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference been the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company did not record a provision for credit losses in fiscal 2012, compared to a provision of $1.0 million recorded in fiscal 2011 and a provision of $350,000 in fiscal 2010. The Company did not make a provision for credit losses in fiscal 2012 as the growth in total risk assets was only 2% and the overall credit quality remained stable. The 2011 provision related to a 23% growth in the lease and loan portfolio during the year and a change in the credit profile in the combined lease and loan portfolios.  The Company recorded a provision for credit losses of $350,000 in fiscal 2010, which related to a 9% decline in the lease and loan portfolio during fiscal 2010 that offset any significant changes with the credit risk within the portfolios.

Total Non-interest Income – Total non-interest income of $5.9 million for the year ended June 30, 2012 decreased $2.0 million, or 25.6%, from $7.9 million in 2011.  Non-interest income in fiscal 2012 includes gains from the sale of investment securities of $56,000, compared to gains of $2.3 million in fiscal 2011.  Excluding such investment activity, non-interest income for fiscal 2012 was up $275,000 as a result of an increase of $628,000 from operating and sales-type lease income offset by a decline of $280,000 in gain on sale of leases, loans and leased property, and lower other income.

Total non-interest income of $7.9 million for the year ended June 30, 2011 decreased $219,000, or 2.7%, from $8.1 million in 2010.  Non-interest income in fiscal 2011 includes gains from the sale of investment securities of $2.3 million, compared to gains of $3.4 million in fiscal 2010.  Excluding such investment activity, non-interest income for fiscal 2011 was up $875,000 as a result of an increase of $961,000 from gain on sale of leases, loans and leased property, and an increase $129,000 from operating and sales-type lease income offset by lower other income.

Non-interest Expenses – The Company’s non-interest expenses increased $219,000, or 1.8%, to $12.3 million recognized for the year ended June 30, 2012.  This compared to non-interest expenses in fiscal 2011 of $12.1 million, which had increased by $448,000, or 3.9%, from $11.6 million in fiscal 2010.  The increase in non-interest expenses during fiscal 2012 is primarily due to higher compensation costs recognized related to the sales organization.

Non-interest expenses for the year ended June 30, 2011 increased $448,000, or 3.9%, to $12.1 million compared to non-interest expenses in fiscal 2010 of $11.6 million.  The increase in non-interest expenses during fiscal 2011 is primarily due to higher compensation costs related to the sales organization.

Income Taxes – Income taxes were accrued at a tax rate of 37.6% for the fiscal year ended June 30, 2012, 35.6% for fiscal year ended June 30, 2011 and 38.25% for fiscal year ended June 30, 2010, representing the Company’s estimated annual tax rates for each respective year.  The income tax rate increased in fiscal 2012 compared to 2011 due to lower tax exempt interest and the decrease in deductions related to the exercise of stock options during the year.  The income tax rate declined in fiscal 2011 compared to 2010 due to a release of unrecognized tax benefits and a lower effective state income tax rate.  Tax-exempt leases represented approximately 8.6% of new lease bookings in fiscal 2012, 7.8% in fiscal 2011, and 5.2% during fiscal 2010.

Financial Condition Analysis

Lease Portfolio

During the fiscal year ended June 30, 2012, 95% of the total dollar amount of new leases booked by the Company were held in its own portfolio, compared to 99% during fiscal 2011 and 85% during fiscal 2010.  For the fiscal year ended June 30, 2012, the Company’s net investment in lease receivables increased by $30.8 million and the investment in estimated residual values decreased by $658,000.  The increase in the investment in lease receivables is primarily due to new lease transactions booked and retained by the Company, while the decrease in investment in residual values is due to a lower volume of new leases on which the Company records a residual compared to the volume of residual values recognized at end of term.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions-in-process are generally made to facilitate the lessees’ property implementation schedule.  The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2012, the Company’s investment in property acquired for transactions-in-process was $18.5 million, down from $29.2 million at June 30, 2011, and down from the $26.8 million at June 30, 2010. The decline in transactions in process is largely due to a change in the nature of direct lease originations to involve less pre-commencement implementation.

The Company leases capital assets to businesses and other commercial or non-profit organizations.  All leases are secured by the underlying property being leased.  The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives.  The Company avoids risks that do not meet these requirements through the use of non-recourse financing.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases while managing the risk to any one customer.  During the year ended June 30, 2012, two commercial credits each accounted for 7.1% and 5.2% of the aggregate property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 25% of leases booked.  In fiscal 2011, one customer accounted for 9% of the aggregate property cost of leases booked during that fiscal year, while a different customer accounted for 27% in fiscal 2010.   At June 30, 2012, no customer accounted for more than 5% of the Company’s net investment in leases, compared to two customers accounting for 5.6% and 5.2% of the lease portfolio at June 30, 2011 and one customer accounting for 8.5% of the lease portfolio at June 30, 2010.

Commercial Loan Portfolio

The Company’s commercial loan portfolio was $82.9 million at June 30, 2012, a decrease of 11.5% from $93.7 million at June 30, 2011.  The commercial loan portfolio is comprised primarily of participations in commercial loan syndications where the loans are secured by the borrower and any subsidiary guarantors’ assets.  Commercial loan participation represents 86.1% of the commercial loan portfolio with the remainder of the portfolio comprised of commercial real estate loans and revolving lines of credit originated directly.  The loan portfolio at June 30, 2012 is distributed among 23 credits with an average balance of $3.7 million and the largest outstanding at $6.0 million. Syndicated loans that the Company characterizes as highly leveraged account for approximately 17% of the commercial loan portfolio.  The following table summarizes the Company’s commercial loan portfolio as of June 30, 2012, 2011 and 2010:

	June 30,
Loan Type	2012	2011	2010
	(dollars in thousands)
Commercial term loans	$69,221	$78,353	$54,242
Commercial real estate loans	13,504	16,425	11,735
Revolving lines of credit	3,019	2,148	2,350
Total commercial loans	85,744	96,926	68,327
Less unearned income and discounts	(762)	(1,129)	(1,396)
Less allowance for loan losses	(2,072)	(2,072)	(1,522)
Net commercial loans	$82,910	$93,725	$65,409

The estimated repayment of principal on the commercial loan portfolio as of June 30, 2012 is as follows:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
	(dollars in thousands)
Commercial term loans	$69,221	$2,457	$49,606	$17,158
Commercial real estate loans	13,504	3,040	7,319	3,145
Revolving lines of credit	3,019	850	2,169	-
Principal balance outstanding	$85,744	$6,347	$59,094	$20,303
Loans with predetermined interest rates				$8,030
Loans with floating or adjustable interest rates				$77,714

The investment in leases and loans is diversified geographically, with the Company’s portfolio spread across all fifty states.  At June 30, 2012, Texas (14%) and California (10%) were the only states that represented more than 10% of the Company’s net investment in leases and loans.  The Company has no exposure to foreign lessees.  The lease and loan portfolios include companies in a wide spectrum of industries; however, at June 30, 2012 approximately 18% of the Company’s net investment in leases and loans were with public and private colleges, universities, elementary and secondary schools located throughout the United States (compared to 18% at June 30, 2011).  The educational portfolio includes over 394 leases with over 183 different lessees.  Only one university represented over 1% of the net investment. There is also some concentration involving hospitals, medical centers and other health care facilities with 11% of the lease and loan portfolio comprised of these credits. The hospital portfolio involves 17 different credits, and over 300 hospitals in at least 36 different states.

Securities Available-for-Sale

The Company maintains a portfolio of securities to generate interest and investment income from the investment of excess funds depending on lease and loan demand and to provide liquidity.  Total securities available-for-sale were $63.6 million as of June 30, 2012, compared to $62.7 million at June 30, 2011.  The carrying cost and fair value of the Company’s securities portfolio at June 30, 2012 and 2011 is as follows:

	As of June 30, 2012		As of June 30, 2011
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$60,402	$61,174	$57,791	$60,082
Municipal bonds	415	443	867	887
Mutual fund investment	1,306	1,423	1,306	1,208
Equity investment	422	557	422	527
Total securities available-for-sale	$62,545	$63,597	$60,386	$62,704

During the fiscal year ended June 30, 2012, the Company’s portfolio of investment securities increased $893,000 to $63.6 million.  The increase during the year related to the purchase of $21.9 million of corporate bonds, offset by maturities and pay downs of $16.5 million and proceeds of $3.1 million resulting from the exercise of a call provision for a pretax gain on $56,000.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2012 the available-for-sale securities portfolio included a $1.1 million net unrealized pre-tax gain compared with a net unrealized pre-tax gain of $2.2 million at June 30, 2011.  The weighted-average maturity at June 30, 2012 was 1.8 years and the corresponding weighted-average yield was 4.2 percent.

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

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2012	2011	2010	2009	2008
	(in thousands)
Non-accrual leases	$529	$1,137	$789	$1,399	$2,132
Restructured leases and loans	-	1,441	8,150	8,437	398
Leases past due 90 days (other than above)	-	45	411	293	39
Total non-performing assets	$529	$2,623	$9,350	$10,129	$2,569
Non-performing assets as % of net investment in leases and loans before allowances	0.2%	0.9%	3.6%	3.5%	1.0%

Non-performing assets decreased during fiscal 2012 due to the return to performing status of a lease that was restructured in 2009 and which has been current with its payments since that time.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $12,248, $54,723 and $112,150 during fiscal 2012, 2011 and 2010, respectively.  The amount of direct finance income actually recorded on non-performing leases was $70,364, $134,657 and $115,329 during fiscal 2012, 2011 and 2010, respectively.

In addition to the transactions identified as non-performing above, there was $882,000 of investment in leases and $8.0 million of loans at June 30, 2012 which are rated substandard and therefore at higher risk for not being able to meet their existing obligations.  This compared to $2.2 million of leases and $11.4 million of loans considered substandard at June 30, 2011.  Although these substandard or doubtful leases and loans have been identified as potential problems, they may never become non-performing.  These potential problem leases and loans are considered in the determination of the allowance for credit losses.  The amount has fluctuated throughout the year ended June 30, 2012 as transactions have been reclassified and potential problems have been identified, with increases offset by payments received, re-classification as non-accrual or actual charge-offs.

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

Years Ended June 30,	2012	2011	2010	2009	2008
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$18,559	$29,210	$27,088	$12,616	$29,063
Net investment in leases before allowance	256,686	226,426	195,067	216,918	224,046
Commercial loans, before allowance	84,982	95,797	66,931	72,402	42,212
Net investment in “risk assets”	$360,227	$351,433	$289,086	$301,936	$295,321

Allowance for credit losses at beginning of year	$5,060	$4,447	$4,810	$3,901	$3,324
Charge-off of lease receivables and transactions-in-process	(51)	(557)	(795)	(779)	(709)
Recovery of amounts previously written off	207	145	82	13	121
Provision for credit losses	-	1,025	350	1,675	1,165
Allowance for credit losses at end of year	$5,216	$5,060	$4,447	$4,810	$3,901

Components of allowance for credit losses:
Allowance for lease losses	$3,133	$2,977	$2,682	$3,295	$3,431
Allowance for loan losses	2,072	2,072	1,522	1,272	452
Allowance for transactions in process	11	11	243	243	18
	$5,216	$5,060	$4,447	$4,810	$3,901
Allowance for credit losses as percent of net investment in leases and loans before allowances	1.5%	1.6%	1.7%	1.7%	1.5%
Allowance for credit losses as percent of net investment in “risk assets”	1.4%	1.4%	1.5%	1.6%	1.3%

The allowance for credit losses increased to $5.2 million (1.5% of net investment in leases and loans) at June 30, 2012 from $5.06 million (1.6% of net investment in leases and loans) at June 30, 2011.  The allowance at June 30, 2012 consisted of $559,000 allocated to specific accounts that were identified as problems and $4.66 million that was available to cover losses inherent in the portfolio.  This compared to $787,000 allocated to specific accounts at June 30, 2011 and $4.27 million that was available to cover losses inherent in the portfolio at such date.  The allowance allocated to specific accounts decreased by $228,000 primarily due to the pay-off of almost $450,000 in problem receivables while few new specific problems were identified.  At June 30, 2012, the volume of transactions-in-process was down 36% and the net investment in leases and loans before allowance was up 6% from the end of the prior year while the volume of unfunded commitments increased 26%.  Based on the above factors, the Company considers the allowance for credit losses of $5.2 million at June 30, 2012 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios.  However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses.  Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.  As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt.  At June 30, 2012 and 2011, the Company’s cash and cash equivalents were $59.9 million and $97.3 million, respectively.  Stockholders’ equity at June 30, 2012 was $196.4 million, or 40.4% of total assets, compared to $199.6 million, or 38.1% of total assets, at June 30, 2011.  At June 30, 2012, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

Deposits at CalFirst Bank totaled $253.3 million at June 30, 2012, compared to $274.8 million at June 30, 2011.  The $21.5 million decrease was commensurate with the decrease in the Bank’s cash position offset by the decrease in the Bank’s loan portfolio.  Deposit balances decreased 8% in fiscal 2012, but were up 23% from June 30, 2010.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Rates paid by the Bank on deposits have declined in varying degrees in response to the general decrease in market rates and the competitive environment.  The following table presents average balances and average rates paid on deposits for years ended June 30, 2012, 2011 and 2010:

	Years ended June 30,
	2012			2011			2010
			Average			Average			Average
	Ending	Average	Rate	Ending	Average	Rate	Ending	Average	Rate
	Balance	Balance	Paid	Balance	Balance	Paid	Balance	Balance	Paid
Non-interest bearing demand deposits	$1,564	$2,199	n/a	$2,808	$1,467	n/a	$943	$1,532	n/a
Interest-bearing demand deposits	2,672	2,430	0.27%	1,523	652	0.50%	291	150	0.50%
Savings deposits	74,921	80,328	0.58%	84,302	71,504	0.98%	64,700	68,662	1.22%
Time deposits less than $100,000	45,316	50,092	1.37%	54,581	54,801	1.81%	54,239	64,297	2.66%
Time deposits, $100,000 or more	$128,824	$128,221	1.28%	$131,561	$107,351	1.59%	$85,749	$82,821	2.50%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2012
	Less than $100,000	$100,000 or more
	(in thousands)
Under 3 months	$9,580	$28,018
3 – 6 months	5,798	14,296
6 – 12 months	20,811	62,593
After 12 months	9,127	23,917
	$45,316	$128,824

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at June 30, 2012 and a balance of $10.0 million under the Federal Home Loan Bank agreement at June 30, 2011.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $2.4 million available under the agreement as of June 30, 2012.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $86.9 million.

The Company periodically funds certain leases by assigning certain lease term payments to banks or other financial institutions, with the associated financing characterized as non-recourse debt.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt.  At June 30, 2012, the Company had outstanding non-recourse debt aggregating $3.8 million relating to property under leases assigned to unaffiliated parties.  In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At June 30, 2012, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2013.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  There were no borrowings under this line of credit as of June 30, 2012.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2012. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses.  Commercial loan commitments are agreements to purchase participation or lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Lease property purchases (1)	$72,482	$72,482	$-	$-
Commercial loan and lease purchase commitments	24,356	24,356	-	-
Operating lease rental expense	1,965	1,683	282	-
Total contractual commitments	$98,803	$98,521	$282	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At June 30, 2012, the Company had $28.9 million of cash or invested in securities of very short duration, with another $11.2 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $361.9 million consists of leases with fixed rates and loans with fixed and variable rates, however, $197.9 million of such investment is due within one year of June 30, 2012.  This compares to the Bank’s interest bearing deposit liabilities of $253.3 million, of which 86.3%, or $218.7 million, mature within one year.  CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.  Based on the foregoing, at June 30, 2012 the Company had assets of $267.9 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $218.7 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total
Rate Sensitive Assets (RSA):
Cash due from banks	$56,921	$-	$-	$-	$-	$56,921
Investment securities	1,980	11,148	50,469	3,154	-	66,751
Net investment in leases	31,886	83,204	160,889	168	(22,594)	253,553
Commercial loans	76,793	5,994	2,957	-	(2,834)	82,910
Non-interest earning assets	-	-	-	-	26,036	26,036
Totals	167,580	100,346	214,315	3,322	608	$486,171
Cumulative total for RSA	$167,580	$267,926	$482,241	$485,563

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	77,593	-	-	-	1,563	79,156
Time deposits	37,598	103,498	33,044	-	-	174,140
Non-interest bearing liabilities	-	-	-	-	36,436	36,436
Stockholders' equity	-	-	-	-	196,439	196,439
Totals	$115,191	$103,498	$33,044	$-	$234,438	$486,171
Cumulative total for RSL	$115,191	$218,689	$251,733	$251,733

Interest rate sensitivity gap	$52,389	$(3,152)	$181,271	$3,322
Cumulative GAP	$52,389	$49,237	$230,508	$233,830

RSA divided by RSL (cumulative)	145.48%	122.51%	191.57%	192.89%
Cumulative GAP / total assets	10.78%	10.13%	47.41%	48.10%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
September 26, 2012

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,
ASSETS	2012	2011

Cash and due from banks	$56,921	$97,302
Investments	3,154	3,617
Securities available-for-sale	63,597	62,704
Receivables	1,597	2,198
Property acquired for transactions-in-process	18,548	29,199
Leases and loans:
Net investment in leases	256,686	226,426
Commercial loans	84,982	95,797
Allowance for credit losses	(5,205)	(5,049)
Net investment in leases and loans	336,463	317,174

Property on operating leases, less accumulated depreciation of $1,337 (2012) and $909 (2011)	574	1,191
Income tax receivable	880	1,378
Other assets	1,162	1,204
Discounted lease rentals assigned to lenders	3,275	8,448
	$486,171	$524,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,386	$1,338
Accrued liabilities	2,799	3,042
Demand and savings deposits	79,157	88,633
Time certificates of deposit	174,140	186,142
Short-term borrowings	-	10,000
Lease deposits	1,915	2,749
Non-recourse debt	3,275	8,448
Deferred income taxes, net	24,060	24,441
	289,732	324,793

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,433,684 (2012) and 10,417,597 (2011) issued and outstanding	104	104
Additional paid in capital	3,044	2,849
Retained earnings	192,603	195,162
Other comprehensive income, net of tax	688	1,507
	196,439	199,622
	$486,171	$524,415

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2012	2011	2010

Direct finance and loan income	$20,505	$22,445	$22,064
Investment interest income	3,133	3,347	4,722
Total direct finance, loan and interest income	23,638	25,792	26,786

Interest expense
Deposits	2,803	3,403	4,619
Borrowings	111	210	245
Net direct finance, loan and interest income	20,724	22,179	21,922
Provision for credit losses	-	1,025	350
Net direct finance, loan and interest income after provision for credit losses	20,724	21,154	21,572

Non-interest income
Operating and sales-type lease income	2,755	2,127	1,998
Gain on sale of leases, loans and leased property	2,478	2,758	1,797
Realized gain on sale of investment securities	56	2,342	3,436
Other fee income	569	642	857
Total non-interest income	5,858	7,869	8,088

Non-interest expenses
Compensation and employee benefits	9,037	8,602	8,198
Occupancy	936	946	932
Professional services	578	518	510
Other general and administrative	1,756	2,022	2,000
Total non-interest expenses	12,307	12,088	11,640

Earnings before income taxes	14,275	16,935	18,020

Income taxes	5,372	6,028	6,893

Net earnings	$8,903	$10,907	$11,127

Basic earnings per common share	$0.85	$1.06	$1.09

Diluted earnings per common share	$0.85	$1.05	$1.08

Dividends declared per common share outstanding	$1.10	$1.00	$0.60

Average common shares outstanding – basic	10,419,961	10,303,151	10,197,178

Average common shares outstanding – diluted	10,429,359	10,400,589	10,303,970

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2009	10,145,785	$101	$395	$189,528	$1,352	$191,376

Comprehensive income
Net earnings	-	-	-	11,127	-	11,127
Unrealized gain on investment securities, net of tax	-	-	-	-	3,449	3,449
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(2,122)	(2,122)
Total comprehensive income						12,454

Shares issued – stock options exercised, net of tax	120,071	1	1,134	-	-	1,135
Shares repurchased	(25,654)	-	(305)	-	-	(305)

Dividends declared	-	-	-	(6,112)	-	(6,112)

Balance, June 30, 2010	10,240,202	102	1,224	194,543	2,679	198,548

Comprehensive income
Net earnings	-	-	-	10,907	-	10,907
Unrealized gain on investment securities, net of tax	-	-	-	-	292	292
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(1,464)	(1,464)
Total comprehensive income						9,735

Shares issued – stock options exercised, net of tax	177,395	2	1,625	-	-	1,627

Dividends declared	-	-	-	(10,288)	-	(10,288)

Balance, June 30, 2011	10,417,597	104	2,849	195,162	1,507	199,622

Comprehensive income
Net earnings	-	-	-	8,903	-	8,903
Unrealized loss on investment securities, net of tax	-	-	-	-	(785)	(785)
Reclassification adjustment – realized gains on investment securities included in net income, net of tax	-	-	-	-	(34)	(34)
Total comprehensive income						8,084

Shares issued – stock options exercised, net of tax	16,087	-	195	-	-	195

Dividends declared	-	-	-	(11,462)	-	(11,462)

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$8,903	$10,907	$11,127
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	-	1,025	350
Depreciation and net amortization (accretion)	(757)	(2,313)	(2,018)
Gain on sale of leased property and sales-type lease income	(1,414)	(1,337)	(42)
Net gain recognized on investment securities	(56)	(2,342)	(3,436)
Deferred income taxes, including income taxes payable	65	7,913	3,804
Decrease in income taxes receivable	498	2,438	153
Net increase (decrease) in accounts payable and accrued liabilities	2,805	818	(3,925)
Other, net	(107)	(1,466)	999
Net cash provided by operating activities	9,937	15,643	7,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(185,574)	(255,115)	(149,315)
Payments received on lease receivables and loans	174,285	191,802	160,643
Proceeds from sales of leased property and sales-type leases	6,151	5,258	3,794
Purchase of investment securities	(21,960)	(24,346)	(21,660)
Pay down on investment securities	16,472	3,905	590
Proceeds from sale of investment securities	3,067	25,950	73,858
Net (increase) decrease in other assets	(14)	25	(403)
Net cash (used for) provided by investing activities	(7,573)	(52,521)	67,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(12,002)	46,154	(10,739)
Net (decrease) increase in demand and money market deposits	(9,476)	22,699	(4,283)
Net (decrease) increase in short-term borrowings	(10,000)	10,000	(35,444)
Net decrease in long-term borrowings	-	(10,000)	-
Payments to repurchase common stock	-	-	(305)
Dividends to stockholders	(11,462)	(10,288)	(6,112)
Proceeds from exercise of stock options	195	1,627	1,135
Net cash (used for) provided by financing activities	(42,745)	60,192	(55,748)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,381)	23,314	18,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,302	73,988	55,217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,921	$97,302	$73,988

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(5,173)	$(5,890)	$7,349
Estimated residual values recorded on leases	$(2,590)	$(4,440)	$(5,845)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid (refunds received) during the year for:
Interest	$3,063	$3,619	$4,976
Income Taxes	$4,859	$(4,730)	$3,093

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corp. (“CalFirst Leasing”).  The Company leases capital assets to customers located throughout the United States and provides business loans to fund the purchase of assets leased by third parties. It also offers commercial loans, primarily through participation in the market for commercial loan syndications.  As an FDIC-insured national bank, CalFirst Bank gathers deposits from a centralized location primarily by posting rates on the Internet.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, and money market accounts, all of which have initial maturities of less than ninety days.  Included in cash and cash equivalents at June 30, 2012 and 2011 was $14,971,683 and $59,190,359, respectively, that was held by the Bank.

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

The Company conducts a regular assessment of its securities portfolio to determine whether any are other-than-temporarily impaired.  In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in other income.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  For equity securities, the full amount of the other-than-temporary impairment is recorded in non-interest income as an impairment loss on investment securities.

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

The allowance for credit losses includes specific and general reserves.  Specific reserves relate to leases and loans that are individually classified as problems or impaired. Leases are individually evaluated for impairment under ASC Topic 450, while loans are evaluated under ASC 310-35, which does not apply to leases.  A lease or loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due.  The net book value of each non-performing or problem lease is evaluated to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease payments, additional collateral or residual realization.  Measurement of impairment of a loan is based on expected future cash flows of the impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis.  The amount estimated as unrecoverable is recognized as a reserve individually identified for the lease or impaired loan.

General reserves are an estimate of probable or inherent losses related to the remaining portfolio. An ongoing review of all leases and loans is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect customers’ ability to repay, trends in volume and other factors, including regulatory guidance and current and anticipated economic conditions.  This portfolio analysis includes a stratification of the portfolio by the risk classifications and segments and estimation of potential losses based on risk classification or segment.  The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio are also factored into the evaluation of inherent risks in the portfolio.  Based on the foregoing, an estimated inherent loss not based directly on specific problem assets is recorded as a collective allowance.  The Company utilizes similar processes to estimate its liability for unfunded loan commitments, which is included in other liabilities and not in the allowance for credit losses.  Lease receivables and loans are charged off when they are deemed completely uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

Earnings Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options, using the treasury stock method.

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2012	2011	2010
	(in thousands, except share and per share amounts)
Net earnings	$8,903	$10,907	$11,127
Weighted average number of common shares outstanding assuming no exercise of outstanding options	10,419,961	10,303,151	10,197,178
Dilutive stock options using the treasury stock method	9,398	97,438	106,792
Dilutive common shares outstanding	10,429,359	10,400,589	10,303,970
Basic earnings per common share	$0.85	$1.06	$1.09
Diluted earnings per common share	$0.85	$1.05	$1.08

The Company did not include the following number of antidilutive stock options in its calculation of diluted earnings per share:

	Years ended June 30,
	2012	2011	2010
Antidilutive stock option shares	-	-	11,543

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements.  The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported.  These amendments will be reported retrospectively upon adoption.  The adoption of the ASU will be required for the Company’s first quarter 2013 Form 10-Q, and is not expected to have a material impact on the Company.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting in ASU No. 2011-05”.  ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts disclosures only, it will not affect the consolidated earnings, financial position or cash flows of the Company.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements and, in limited situations, changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of the new requirements did not to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Reclassifications

Certain reclassifications have been made to the fiscal 2010 and 2011 financial statements to conform to the presentation of the fiscal 2012 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2012		June 30, 2011
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,123	1,123	1,361	1,361
Mortgage-backed investments	376	377	601	656
	$3,154	$3,155	$3,617	$3,672

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s borrowing relationship with the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLB’s are generally jointly and severally liable for repayment of each other’s debt.  Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.  These investments have no stated maturity.

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

Note 3 - Securities Available for Sale:

The amortized cost, fair value, and carrying value of available-for-securities were as follows:

	at June 30, 2012
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$60,402	$1,081	$(309)	$61,174
Municipal bonds	415	28	-	443
Mutual fund investments	1,306	117	-	1,423
Equity investments	422	135	-	557
Total securities available-for-sale	$62,545	$1,361	$(309)	$63,597

	at June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$57,791	$2,291	$-	$60,082
Municipal bonds	867	20	-	887
Mutual fund investments	1,306	-	(98)	1,208
Equity investments	422	105	-	527
Total securities available-for-sale	$60,386	$2,416	(98)	$62,704

The $309,000 unrealized loss at June 30, 2012 is attributable primarily to changes in market spreads for certain securities and not credit quality, and because the Company has the intent to hold the securities and more likely than not will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due three months or less	$2,000	$2,000
Due after three months but less than one year	4,960	5,187
Due after one year but less than 5 years	53,857	54,430
Due after five years	-	-
No stated maturity	1,728	1,980
Total securities available-for-sale	$62,545	$63,597

The following table presents the Company’s gross realized gains and gross realized losses on available-for-sale securities.  These gains and losses were recognized using the specific identification method and were included in non-interest income.

(in thousands)	Available-for-sale
	For the years ended June 30,
	2012	2011	2010
Gross realized gains	$56	$2,342	$3,463
Gross realized losses	-	-	(27)
Other than temporary impairment	-	-	-
Total	$56	$2,342	$3,436

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at June 30, 2012 and 2011.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At June 30, 2012
Corporate bonds	$(309)	$20,451	$-	$-	$(309)	$20,451
Total	$(309)	$20,451	$-	$-	$(309)	$20,451

At June 30, 2011
Mutual fund investment	$(98)	$1,208	$-	$-	$(98)	$1,208
Total	$(98)	$1,208	$-	$-	$(98)	$1,208

At June 30, 2012 and 2011, there were no securities pledged to secure borrowings from the FHLB.

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2012	2011
	(in thousands)
Other lessee receivables	$312	$762
Accrued interest	1,285	1,436
	$1,597	$2,198

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
(in thousands)	2012	2011

Minimum lease payments receivable	$258,877	$229,677
Estimated residual value	17,270	18,585
Less unearned income	(19,461)	(21,836)
Net investment in leases before allowances	256,686	226,426
Less allowance for lease losses	(3,052)	(2,896)
Less valuation allowance for estimated residual value	(81)	(81)
Net investment in leases	$253,553	$223,449

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income and discounts includes the offset of initial direct costs of $3.6 million and $4.1 million at June 30, 2012 and 2011, respectively.

At June 30, 2012, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

(in thousands)	Lease	Estimated
Years ended June 30,	Receivable	Residual Value	Total
2013	$109,514	$5,575	$115,089
2014	79,336	5,083	84,419
2015	44,534	1,724	46,258
2016	20,309	2,210	22,519
2017	5,015	2,678	7,693
Thereafter	169	-	169
	258,877	17,270	276,147
Less unearned income	(16,998)	(2,463)	(19,461)
Less allowances	(3,052)	(81)	(3,133)
	$238,827	$14,726	$253,553

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 4.97% to 6.62%.  Maturities of such obligations at June 30, 2012 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2013	$2,732
2014	338
2015	85
2016	16
Total non-recourse debt	3,171
Deferred interest expense	104
Discounted lease rentals assigned to lenders	$3,275

Deferred interest expense of $104,000 at June 30, 2012 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $3,275,000 using the effective yield method over the applicable lease term.

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
(in thousands)	2012	2011

Commercial term loans	$69,221	$78,353
Commercial real estate loans	13,504	16,425
Revolving lines of credit	3,019	2,148
Total commercial loans	85,744	96,926
Less unearned income and discounts net of initial direct costs	(762)	(1,129)
Less allowance for loan losses	(2,072)	(2,072)
Net commercial loans	$82,910	$93,725

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases and commercial loans, transactions-in-process and unfunded loan commitments.  A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

(in thousands)	June 30,
	2012	2011
Allowance for credit losses at beginning of year	$5,060	$4,447
Charge-off of leases	(51)	(275)
Charge-off of transactions-in-process	-	(282)
Recovery of amounts previously written off	207	145
Provision for credit losses	-	1,025
Allowance for credit losses at end of year	$5,216	$5,060
Components:
Allowance for lease losses	$3,052	$2,896
Residual valuation allowance	81	81
Allowance for loan losses	2,072	2,072
Allowance for losses on transactions-in-process	11	11
	$5,216	$5,060
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.5%	1.6%

In addition to the allowance for credit losses, the Company has recorded a liability for unfunded loan commitments of $25,000 at June 30, 2012 and $20,000 at June 30, 2011.

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

The risk classification of financing receivables by portfolio class is as follows:

		Education
		Government	Commercial	Commercial	Total
(in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2012:
Pass	$149,333	$81,820	$64,091	$2,955	$298,199
Special Mention	8,266	989	7,410	2,495	19,160
Substandard	649	729	-	8,031	9,409
Doubtful	91	2	-	-	93
	$158,339	$83,540	$71,501	$13,481	$326,861
Non-accrual	$92	$311	$-	$-	$403

As of June 30, 2011:
Pass	$112,588	$79,994	$79,417	$-	$271,999
Special Mention	10,928	3,101	-	4,934	18,963
Substandard	3,094	1,073	-	11,446	15,613
Doubtful	181	2	-	-	183
	$126,791	$84,170	$79,417	$16,380	$306,758
Non-accrual	$550	$491	$-	$-	$1,041

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	30-89	Than	Total		Financing	Days &
(in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of June 30, 2012:
Commercial Leases	$-	$-	$-	$158,339	$158,339	$-
Education, Government, Non-profit Leases	-	-	-	83,540	83,540	-
Commercial and Industrial Loans	-	-	-	71,501	71,501	-
Commercial Real Estate Loans	-	-	-	13,481	13,481	-
	$-	$-	$-	$326,861	$326,861	$-

As of June 30, 2011:
Commercial Leases	$-	$20	$20	$126,771	$126,791	$20
Education, Government, Non-profit Leases	-	-	-	84,170	84,170	-
Commercial and Industrial Loans	-	-	-	79,417	79,417	-
Commercial Real Estate Loans	-	-	-	16,380	16,380	-
	$-	$20	$20	$306,738	$306,758	$20

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of June 30, 2012 and 2011:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,019	$877	$1,561	$511	$4,968
Charge-offs	(51)	-	-	-	(51)
Recoveries	207	-	-	-	207
Provision	-	-	-	-	-
Balance end of period	$2,175	$877	$1,561	$511	$5,124

Individually evaluated for impairment	$236	$205	$-	$-	$441
Collectively evaluated for impairment	1,939	672	1,561	511	4,683
Total ending allowance balance	$2,175	$877	$1,561	$511	$5,124

Finance receivables
Individually evaluated for impairment	$1,751	$731	$-	$-	$2,482
Collectively evaluated for impairment	156,588	82,809	71,501	13,481	324,379
	$158,339	$83,540	$71,501	$13,481	$326,861

As of June 30, 2011:
Allowance for lease and loan losses
Balance beginning of period	$1,772	$797	$1,321	$201	$4,091
Charge-offs	(192)	(49)	-	-	(241)
Recoveries	14	129	-	-	143
Provision	425	-	240	310	975
Balance end of period	$2,019	$877	$1,561	$511	$4,968

Individually evaluated for impairment	$591	$104	$-	$-	$695
Collectively evaluated for impairment	1,428	773	1,561	511	4,273
Total ending allowance balance	$2,019	$877	$1,561	$511	$4,968

Finance receivables
Individually evaluated for impairment	$4,004	$781	$-	$-	$4,785
Collectively evaluated for impairment	122,787	83,389	79,417	16,380	301,973
	$126,791	$84,170	$79,417	$16,380	$306,758

Note 9 – Borrowings:

At June 30, 2012, CalFirst Leasing had a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2013.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability, and is allowed to make regularly scheduled principal and interest payments owed to the Company.  No borrowings have been made under this line of credit as of June 30, 2012.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At June 30, 2012, there were no borrowings from the FHLB with available borrowing capacity of $2.3 million related to qualifying real estate loans of $3.0 million, and no borrowings from the FRB with borrowing availability of approximately $86.9 million secured by $117.6 million of lease receivables.

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.  The $10.0 million short-term debt reported at June 30, 2011 was paid off on December 30, 2011.

	June 30, 2012		June 30, 2011
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Short-term borrowings
FHLB advances	$-	-	$10,000	2.07%

Note 10 – Deposits:

The composition of deposits is as follows:

	June 30, 2012		June 30, 2011
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$1,564	0.6%	$2,808	1.0%

Interest-bearing deposits
Demand deposits	2,672	1.0%	1,523	0.6%
Savings deposits	74,921	29.6%	84,302	30.7%
Time certificates of deposits	174,140	68.8%	186,142	67.7%
Total Deposits	$253,297	100.0%	$274,775	100.0%

Included in savings deposits at June 30, 2012 is a deposit in the amount of $11.5 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company.  The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of $100,000 or more amounted to $128.8 million and $131.6 million at June 30, 2012 and 2011, respectively.  Interest expense on such deposits amounted to $1.6 million, $1.7 million and $2.1 million for the years ended June 30, 2012, 2011 and 2010, respectively.

At June 30, 2012, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2013	$141,096
2014	23,333
2015	9,711
Thereafter	-
Total time certificates of deposit	$174,140

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2012, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, municipal bonds, mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2012 and 2011:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2012
Corporate bonds	$61,174	$-	$61,174	$-
Municipal bonds	443	-	443	-
Mutual fund investment	1,423	1,423	-	-
Equity investment	557	557	-	-
	$63,597	$1,980	$61,617	$-

As of June 30, 2011
Corporate bonds	$60,082	$-	$60,082	$-
Municipal bonds	887	-	887	-
Mutual fund investment	1,208	1,208	-	-
Equity investment	527	527	-	-
	$62,704	$1,735	$60,969	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at June 30, 2012 and 2011.

Note 12 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2012, and June 30, 2011, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2012		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$56,921	$56,921	$97,302	$97,302
Investments	3,154	3,155	3,617	3,672
Securities available-for-sale investment securities	63,597	63,597	62,704	62,704
Commercial loans	82,910	82,738	93,725	93,856
Financial Liabilities:
Demand and savings deposits	79,157	79,157	88,633	88,633
Time certificate of deposits	174,140	174,356	186,142	186,467
Short-term borrowings	$-	$-	$10,000	$10,096

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

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2012	2011	2010
	(in thousands)
Current tax (benefit) expense:
Federal	$4,145	$(159)	$934
State	1,399	1,270	1,435
	5,544	1,111	2,369
Deferred tax (benefit) expense:
Federal	528	5,375	5,007
State	(700)	(458)	(483)
	(172)	4,917	4,524
	$5,372	$6,028	$6,893

At June 30, 2012 and 2011, the Company had an income taxes receivable balance of $880,000 and $1,378,000 respectively.

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.  Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2012	2011
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$24,511	$24,563
Deferred selling expenses	1,483	1,682
Other investments	218	659
Depreciation, other	550	118
Total liabilities	26,762	27,022
Deferred income tax assets:
Allowances and reserves	(2,149)	(2,083)
State income taxes	(516)	(445)
Stock-based compensation	(37)	(53)
Total assets	(2,702)	(2,581)
Net deferred income tax liabilities	$24,060	$24,441

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2012	2011	2010
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	4.77	4.83	5.36
Other, mainly tax exempt leases	(2.17)	(4.23)	(2.11)
Effective rate	37.60%	35.60%	38.25%

As of June 30, 2012, there was $239,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2012, accrued penalties and interest on unrecognized tax benefits are estimated to be $52,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2012	2011
	(dollars in thousands)
Balance, beginning of period	$709	$715
Increase for tax positions in current year	78	153
Decreases for tax positions taken in prior years	(200)	(14)
Lapse of statute of limitations	(250)	(140)
Decrease for interest and penalties	(98)	(5)
Balance, end of period	$239	$709

At June 30, 2012, there were significant changes in the liability for uncertain tax positions and unrecognized tax benefits due to the settlement of and the lapse of statute of limitations for several state tax positions and a change in the estimate of certain state tax liabilities.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statute of limitations on open tax years, status of examinations and changes in management’s judgment.  The Company is subject to U.S. Federal income tax jurisdiction as well as multiple state and local jurisdictions as a result of doing business in most states.  The Company’s Federal tax returns are subject to examination from 2009 to the present, while state income tax returns are generally open from 2008 forward, and vary by individual state statutes of limitation.

Note 14 – Capital Structure and Stock-based Compensation:

At June 30, 2012, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

The Company had no stock-based compensation expense for the years ended June 30, 2012 and 2011.  The Company has not awarded any new grants since fiscal 2004.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	42,327	$12.17	219,722	$7.90	344,038	$8.49
Exercised	(16,087)	12.13	(177,395)	6.88	(120,071)	9.46
Canceled/expired	-	-	-	-	(4,245)	12.13
Options outstanding and exercisable at end of year	26,240	$12.19	42,327	$12.17	219,722	$7.90
Shares available for issuance	1,811,838		1,707,622		1,605,260

As of June 30, 2012
Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$9.96 - $12.49	26,240	0.79	$ 12.19

At June 30, 2012, the aggregate intrinsic value of options outstanding and options exercisable were $92,000.  The total intrinsic value of options exercised during the year ended June 30, 2012, 2011 and 2010 was $44,249, $1,302,678 and $340,000, respectively.

Note 15 – Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company’s financial statements.  The Company currently is required to maintain (i) Tier 1 risk-based capital equal to at least six percent (6%) of its risk-weighted assets; (ii) total risk-based capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent (10%) of risk-weighted assets; and (iii) a minimum Tier 1 "leverage ratio" (measuring Tier 1 risk-based capital as a percentage of adjusted total assets) of at least five percent (5%).  CalFirst Bank is subject to risk-based and leverage capital requirements mandated by the Office of the Comptroller of the Currency.  The Bank is required to maintain (i) a minimum ratio of Tier 1 risk-based capital to risk-adjusted assets of four percent (4%) and (ii) a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent (8%). In connection with its plan to expand its commercial lease portfolio, the Bank is required to maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015.

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2012 and 2011.  At June 30, 2012, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2012		2011
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$195,751	39.5%	$198,115	40.8%
Total risk-based capital	$200,967	40.5%	$203,195	41.9%
Tier 1 leverage capital	$195,751	40.7%	$198,115	38.4%

California First National Bank
Tier 1 risk-based capital	$82,738	19.9%	$78,206	21.3%
Total risk-based capital	$86,840	20.8%	$81,803	22.3%
Tier 1 leverage capital	$82,738	22.4%	$78,206	20.8%

Note 16 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement.  At June 30, 2012 and 2011, the Company had approved lease and loan commitments of $116.8 million and $92.5 million, respectively.  These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed.  The Company does not issue standby letters of credit.

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2014.  Rent expense was $935,000 (2012), $946,000 (2011) and $932,000 (2010).

Future minimum
lease payments
Years ending June 30,	(in thousands)
2013	$1,683
2014	282
2015	-
$1,965

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities.  Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of $106,939 (2012), $117,842 (2011) and $107,561 (2010).

Note 17 – Segment Reporting:

The Company’s leasing subsidiary, CalFirst Leasing, and banking subsidiary, CalFirst Bank, are considered to be two different business segments.  The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).  Below is a summary of each segment’s financial results for 2012, 2011 and 2010:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Leasing	Bank	Entries	Consolidated
	(in thousands)
Year end June 30, 2012
Total direct finance and interest income	$7,451	$16,108	$79	$23,638
Net direct finance, loan and interest income after provision for credit losses	$7,972	$12,673	$80	$20,724
Non-interest income	$5,410	$448	$-	$5,858
Net earnings	$4,891	$4,533	$(521)	$8,903
Total assets	$129,878	$375,207	$(18,914)	$486,171

Year end June 30, 2011
Total direct finance and interest income	$8,983	$16,542	$267	$25,792
Net direct finance, loan and interest income after provision for credit losses	$8,583	$12,304	$267	$21,154
Non-interest income	$5,759	$2,054	$56	$7,869
Net earnings	$4,104	$6,706	$97	$10,907
Total assets	$139,597	$381,092	$3,726	$524,415

Year end June 30, 2010
Total direct finance and interest income	$9,922	$15,985	$879	$26,786
Net direct finance, loan and interest income after provision for credit losses	$9,922	$10,771	$879	$21,572
Non-interest income	$3,850	$4,239	$(1)	$8,088
Net earnings	$3,611	$7,324	$192	$11,127
Total assets	$139,077	$294,856	$19,669	$453,602

Note 18 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of and for the years ended June 30, 2012, and 2011 are presented as follows:

Condensed Balance Sheets	June 30,	June 30,
(in thousands, except per share amounts)	2012	2011
ASSETS
Cash and cash equivalents	$6,247	$6,414
Investments and marketable securities	-	2,322
Intercompany receivable	150	166
Investment in banking subsidiary	83,192	79,497
Investment in nonbanking subsidiary	71,734	66,792
Intercompany note receivable	35,864	45,216
Other assets	851	1,169
Premises and other fixed assets	168	11
	198,206	201,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued liabilities	1,218	1,084
Intercompany payable	171	194
Income taxes payable- deferred	378	687
	1,767	1,965
Stockholders' equity
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized; 10,433,684 (2012) and 10,417,597 (2011) issued and outstanding	104	104
Additional paid in capital	3,044	2,849
Retained earnings	192,603	195,162
Other comprehensive income, net of tax	688	1,507
	196,439	199,622
	$198,206	$201,587

Condensed Statements of Earnings	June 30,	June 30,
(in thousands)	2012	2011
Income:
Dividends from non-bank subsidiary	$-	$-
Management fee income bank subsidiary	123	174
Management fee income non-bank subsidiary	676	795
Interest income non-bank subsidiary	648	774
Other interest income	78	267
Gain (loss) on investment securities	-	55
	1,525	2,065

Non-interest Expenses:
Salaries & benefits	1,202	1,182
Occupancy	152	94
Professional services	243	225
Other general & administrative	187	204
	1,784	1,705

Income (Loss) before taxes and equity in undistributed earnings of subsidiaries	(259)	360
Income tax expense	262	263
Equity in undistributed earnings of subsidiaries	9,424	10,810
Net Income	$8,903	$10,907

Condensed Statements of Cash Flows	June 30,	June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,903	$10,907
Adjustments to reconcile net earnings to cash flows:
Amortization of premiums or discounts on securities, net	1	32
Net (gain) loss recognized on investment securities	-	(55)
Deferred income taxes	(290)	(1,098)
Equity in undistributed earnings of subsidiaries	(9,424)	(10,810)
Net change in other liabilities	134	153
Net change in other assets	318	2,509
Other, net	(157)	16
Net cash (used for) provided by operating activities	(515)	1,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities	2,270	6,971
Payments for investments in and (advances to) subsidiaries	9,345	(784)
Net cash provided by investing activities	11,615	6,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	195	1,627
Dividends paid	(11,462)	(10,288)
Net cash used for financing activities	(11,267)	(8,661)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(167)	(820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,414	7,234
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,247	$6,414

Note 19 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2012 and 2011 is as follows:

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2012
Direct finance and loan income	$6,123	$5,925	$5,761	$5,829
Net direct finance, loan and interest income after provision for credit losses	5,241	5,117	5,125	5,241
Non-interest income	1,852	1,313	1,399	1,294
Net earnings	$2,488	$2,062	$2,118	$1,294

Basic earnings per common share	$0.24	$0.20	$0.20	$0.21
Diluted earnings per common share	$0.24	$0.20	$0.20	$0.21
Dividends declared per common share	$-	$1.10	$-	$-

2011
Direct finance and loan income	$5,905	$6,542	$6,906	$6,439
Net direct finance, loan and interest income after provision for credit losses	4,708	5,177	5,775	5,494
Non-interest income	967	2,827	3,243	832
Net earnings	$1,661	$3,105	$3,657	$2,484

Basic earnings per common share	$0.16	$0.30	$0.36	$0.24
Diluted earnings per common share	$0.16	$0.30	$0.35	$0.24
Dividends declared per common share	$-	$1.00	$-	$-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no significant changes made during the most recent fiscal year to the Company's internal controls or other factors that could significantly affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

10.6
First Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2007 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated April 2, 2007)

10.7
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of March 29, 2008 (incorporated by reference to Exhibit 10.7 to Registrant's Statement on Form 8-K dated June 16, 2008)

10.8
Second Amendment to Office Lease dated June 11, 2008, between California First National Bancorp and World Trade Center Building, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form 8-K dated June 16, 2008)

10.9
Third Amendment to the Business Loan Agreement between California First Leasing Corporation and Amplicon, Inc. and Bank of America dated as of April 3, 2009 (incorporated by reference to Exhibit 10.9 to Registrant's Statement on Form 8-K dated April 6, 2009)

10.10
Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of March 25, 2010 (incorporated by reference to Exhibit 10.6 to Registrant's Statement on Form 8-K dated April 20, 2010)

10.11
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of April 26, 2011 (incorporated by reference to Exhibit 10.11 to Registrant's March 31, 2011 10-Q)

10.12
Third Amendment to the Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of April 20, 2012 (incorporated by reference to Exhibit 10.12 to Registrant's March 31, 2012 10-Q)

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

CALIFORNIA FIRST NATIONAL BANCORP

By     /s/ Robert A. Hodgson                              Date: September 26, 2012
Robert A. Hodgson
SVP Tax & Accounting

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes each of Patrick E. Paddon, Robert A. Hodgson and Glen T. Tsuma as attorney-in-fact to sign on his behalf, individually in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 26, 2012
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 26, 2012
Glen T. Tsuma	Officer and Director

/s/ Robert A. Hodgson	SVP Tax & Accounting	September 26, 2012
Robert A. Hodgson	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 26, 2012
Michael H. Lowry

/s/ Harris Ravine	Director	September 26, 2012
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 26, 2012
Danilo Cacciamatta