Form 10-Q
period 2012-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2012-11-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 2012

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to  __________________

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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 5, 2012 was 10,447,227.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS

Cash and due from banks	$45,490	$56,921
Investments	2,996	3,154
Securities available-for-sale	62,338	63,597
Receivables	4,737	1,597
Property acquired for transactions in process	18,874	18,548
Leases and loans:
Net investment in leases	267,037	256,686
Commercial loans	87,910	84,982
Allowance for credit losses	(5,466)	(5,205)
Net investment in leases and loans	349,481	336,463

Net property on operating leases	464	574
Income taxes receivable	199	880
Other assets	1,085	1,162
Discounted lease rentals assigned to lenders	2,432	3,275
	$488,096	$486,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,354	$4,386
Accrued liabilities	3,239	2,799
Demand and savings deposits	77,358	79,157
Time certificates of deposit	176,748	174,140
Lease deposits	2,122	1,915
Non-recourse debt	2,432	3,275
Deferred income taxes, net	24,075	24,060
	289,328	289,732

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,447,227 (September 2012) and 10,433,684 (June 2012) issued and outstanding	104	104
Additional paid in capital	3,210	3,044
Retained earnings	194,141	192,603
Accumulated other comprehensive income	1,313	688
	198,768	196,439
	$488,096	$486,171

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended September 30,
	2012	2011

Direct finance and loan income	$4,706	$5,285
Investment interest income	688	838
Total direct finance, loan and interest income	5,394	6,123

Interest expense
Deposits	571	829
Borrowings	-	53
Net direct finance, loan and interest income	4,823	5,241
Provision for credit losses	275	-
Net direct finance, loan and interest income after provision for credit losses	4,548	5,241

Non-interest income
Operating and sales-type lease income	544	1,426
Gain on sale of leases, loans and leased property	313	320
Other fee income	121	106
Total non-interest income	978	1,852

Non-interest expenses
Compensation and employee benefits	2,240	2,229
Occupancy	234	239
Professional services	155	147
Other general and administrative	387	465
Total non-interest expenses	3,016	3,080

Earnings before income taxes	2,510	4,013

Income taxes	972	1,525

Net earnings	$1,538	$2,488

Basic earnings per common share	$0.15	$0.24

Diluted earnings per common share	$0.15	$0.24

Dividends declared per common share outstanding	$-	$-

Average common shares outstanding – basic	10,443,738	10,417,621

Average common shares outstanding – diluted	10,450,687	10,427,835

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2012	2011

Net earnings	$1,538	$2,488

Other comprehensive income (loss)

Unrealized gains (losses) on securities available-for-sale	964	(1,590)
Tax effect	(339)	562

Total other comprehensive income (loss)	625	(1,028)

Total comprehensive income	$2,163	$1,460

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,538	$2,488
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	275	-
Depreciation and net amortization (accretion)	(145)	(296)
Gain on sale of leased property and sales-type lease income	(67)	(523)
Deferred income taxes, including income taxes payable	(324)	376
Decrease in income taxes receivable	681	1,104
Net (decrease) increase in accounts payable and accrued liabilities	(592)	851
Other, net	(2,892)	269
Net cash (used for) provided by operating activities	(1,526)	4,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(65,553)	(47,725)
Payments received on lease receivables and loans	50,359	50,541
Proceeds from sales of leased property and sales-type leases	2,096	1,711
Purchase of investment securities	-	(11,249)
Pay down on investment securities	2,158	5,193
Net decrease in other assets	60	179
Net cash used for investing activities	(10,880)	(1,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	2,608	(1,054)
Net decrease in demand and savings deposits	(1,799)	(51)
Proceeds from exercise of stock options	166	14
Net cash provided by (used for) financing activities	975	(1,091)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,431)	1,828
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,921	97,302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,490	$99,130

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(843)	$(1,360)
Estimated residual values recorded on leases	$(1,101)	$(615)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the three month period for:
Interest	$577	$955
Income Taxes	$615	$94

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three months ended September 30, 2011

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

Net earnings	-	-	-	2,488	-	2,488
Other comprehensive income (loss)	-	-	-	-	(1,028)	(1,028)

Shares issued - Stock options exercised	1,100	-	14	-	-	14

Balance, September 30, 2011	10,418,697	$104	$2,863	$197,650	$479	$201,096

Three months ended September 30, 2012

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

Net earnings	-	-	-	1,538	-	1,538
Other comprehensive income	-	-	-	-	625	625

Shares issued - Stock options exercised	13,543	-	166	-	-	166

Balance, September 30, 2012	10,447,227	$104	$3,210	$194,141	$1,313	$198,768

The accompanying notes are an integral part
of these consolidated financial statements.

 CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2012. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2012 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2012 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2012 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended September 30, 2012 and 2011. The results of operations for the three-month period ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2013.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2012, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2012 Annual Report on Form 10-K. During the quarter ended September 30, 2012, the Company issued a grant for 10,000 shares. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date  As allowed per ASC 718 the fair value of this grant is estimated on the grant date using the Black-Scholes option pricing model with these assumptions:

September 30, 2012
Risk free interest rate	1.60%
Option life (in years)	10
Dividend yield	7.04%
Volatility	32.68%

During the quarter ended September 30, 2012, the Company recognized pre-tax stock-based compensation expense of $1,000 compared to none recognized during the first quarter of fiscal 2012. As of September 30, 2012, approximately $21,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 58 months.

The following table summarizes the stock option activity for the periods indicated:
	Three months ended
	September 30, 2012		September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	26,240	$12.19	42,327	$12.17
Granted	10,000	16.00	-	-
Exercised	(13,543)	12.13	(1,100)	12.13
Canceled/expired	-	-	-	-
Options outstanding at end of period	22,697	$13.91	41,227	$12.17
Options exercisable at end of period	12,697

As of September 30, 2012
Options Outstanding				Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.96 - $12.49	12,697	1.29	$12.17	12,697	$12.26
16.00 - 16.00	10,000	9.83	16.00	-	-
$ 9.96 - $16.00	22,697	5.05	$13.91	12,697	$12.26

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2012, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012:

(in thousands) Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of September 30, 2012
Corporate bonds	$59,796	$-	$59,796	$-
Municipal bonds	443	-	443	-
Mutual fund investments	1,512	1,512	-	-
Equity investment	587	587	-	-
	$62,338	$2,099	$60,239	$-

As of June 30, 2012
Corporate bonds	$61,174	$-	$61,174	$-
Municipal bonds	443	-	443	-
Mutual fund investment	1,423	1,423	-	-
Equity investment	557	557	-	-
	$63,597	$1,980	$61,617	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at September 30, 2012 and June 30, 2012.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of September 30, 2012, and June 30, 2012, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents, demand deposits, short-term borrowings, and certain commercial loans that re-price frequently, the fair value is estimated to equal the carrying cost and classified as Level II in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Note 4 and 7.  The fair value of loan participations that trade in the secondary market is based upon current bid prices in such market at the measurement date and classified as Level II in the fair value hierarchy.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level III in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and long-term borrowings is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

The estimated fair values of financial instruments were as follows:

	September 30, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$45,490	$45,490	$56,921	$56,921
Investments	2,996	3,024	3,154	3,155
Securities available-for-sale	62,338	62,338	63,597	63,597
Commercial loans	85,838	86,151	82,910	82,738
Financial Liabilities:
Demand and savings deposits	77,358	77,358	79,157	79,157
Time certificate of deposits	176,748	176,771	174,140	174,356

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	September 30, 2012		June 30, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	1,065	1,065	1,123	1,123
Mortgage-backed investments	276	304	376	377
	$2,996	$3,024	$3,154	$3,155

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s borrowing arrangements with the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the 12 FHLB’s are generally jointly and severally liable for repayment of each other’s debt.  Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.  These investments have no stated maturity.

The mortgage-backed investments consist of two U.S. agency issued securities.  The Company has determined that it has the ability to hold these investments until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the securities at amortized cost.

NOTE 7 – SECURITIES AVAILABLE-FOR-SALE:

The amortized cost, fair value, and carrying value of securities were as follows:

	at September 30, 2012
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$58,179	$1,617	$-	$59,796
Municipal bonds	414	29	-	443
Mutual fund investments	1,306	206	-	1,512
Equity investments	422	165	-	587
Total securities available-for-sale	$60,321	$2,017	$-	$62,338

	at June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$60,402	$1,081	$(309)	$61,174
Municipal bonds	415	28	-	443
Mutual fund investments	1,306	117	-	1,423
Equity investments	422	135	-	557
Total securities available-for-sale	$62,545	$1,361	$(309)	$63,597

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$8,806	$9,048
Due after one year but less than 5 years	49,787	51,192
Due after five years	-	-
No stated maturity	1,728	2,098
Total securities available-for-sale	$60,321	$62,338

As of September 30, 2012 and 2011 the Company had no gross realized gains, losses or other than temporary impairments of available-for-sale securities.

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at June 30, 2012.  At September 30, 2012, the Company had no unrealized losses on available-for-sale securities.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2012
Corporate bonds	$(309)	$20,451	$-	$-	$(309)	$20,451
Total	$(309)	$20,451	$-	$-	$(309)	$20,451

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. As of September 30, 2012, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30, 2012	June 30, 2012
	(in thousands)
Minimum lease payments receivable	$269,836	$258,877
Estimated residual value	16,674	17,270
Less unearned income	(19,473)	(19,461)
Net investment in leases before allowances	267,037	256,686
Less allowance for lease losses	(3,153)	(3,052)
Less valuation allowance for estimated residual value	(241)	(81)
Net investment in leases	$263,643	$253,553

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $3.3 million and $3.6 million at September 30, 2012 and June 30, 2012, respectively.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30, 2012	June 30, 2012
	(in thousands)
Commercial term loans	$76,117	$69,221
Commercial real estate loans	10,893	13,504
Revolving lines of credit	1,640	3,019
Total commercial loans	88,650	85,744
Less unearned income and discounts	(740)	(762)
Less allowance for loan losses	(2,072)	(2,072)
Net commercial loans	$85,838	$82,910

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of September 30, 2012:
Pass	$164,206	$80,372	$74,335	$2,913	$321,826
Special Mention	3,573	691	2,682	-	6,946
Substandard	3,375	300	-	7,980	11,655
Doubtful	1	327	-	-	328
	$171,155	$81,690	$77,017	$10,893	$340,755
Non-accrual	$92	$311	$-	$2,037	$2,440

As of June 30, 2012:
Pass	$149,333	$81,820	$64,091	$2,955	$298,199
Special Mention	8,266	989	7,410	2,495	19,160
Substandard	649	729	-	8,031	9,409
Doubtful	91	2	-	-	93
	$158,339	$83,540	$71,501	$13,481	$326,861
Non-accrual	$92	$311	$-	$-	$403

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of September 30, 2012:
Commercial Leases	$-	$-	$-	$171,155	$171,155	$-
Education, Government, Non-profit Leases	-	-	-	81,690	81,690	-
Commercial and Industrial Loans	-	-	-	77,017	77,017	-
Commercial Real Estate Loans	-	2,037	2,037	8,856	10,893	2,037
	$-	$2,037	$2,037	$338,718	$340,755	$2,037

As of June 30, 2012:
Commercial Leases	$-	$-	$-	$158,339	$158,339	$-
Education, Government, Non-profit Leases	-	-	-	83,540	83,540	-
Commercial and Industrial Loans	-	-	-	71,501	71,501	-
Commercial Real Estate Loans	-	-	-	13,481	13,481	-
	$-	$-	$-	$326,861	$326,861	$-

The commercial real estate loan greater than 90 days past due is current with all interest payments but has not made principal payments for more than 90 days. The Company continues to recognize the cash interest payments as income when paid as the loan is well collateralized by the real estate and not impaired.

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of September 30, 2012 and June 30, 2012:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of September 30, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,175	$877	$1,561	$511	$5,124
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	100	-	-	-	100
Balance end of period	$2,276	$877	$1,561	$511	$5,225

Individually evaluated for impairment	$608	$272	$-	$-	$880
Collectively evaluated for impairment	1,668	605	1,561	511	4,345
Total ending allowance balance	$2,276	$877	$1,561	$511	$5,225

Finance receivables
Individually evaluated for impairment	$3,782	$627	$-	$-	$4,409
Collectively evaluated for impairment	167,373	81,063	77,017	10,893	336,346
	$171,155	$81,690	$77,017	$10,893	$340,755

As of June 30, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,019	$877	$1,561	$511	$4,968
Charge-offs	(51)	-	-	-	(51)
Recoveries	207	-	-	-	207
Provision	-	-	-	-	-
Balance end of period	$2,175	$877	$1,561	$511	$5,124

Individually evaluated for impairment	$236	$205	$-	$-	$441
Collectively evaluated for impairment	1,939	672	1,561	511	4,683
Total ending allowance balance	$2,175	$877	$1,561	$511	$5,124

Finance receivables
Individually evaluated for impairment	$1,751	$731	$-	$-	$2,482
Collectively evaluated for impairment	156,588	82,809	71,501	13,481	324,379
Total ending finance receivable balance	$158,339	$83,540	$71,501	$13,481	$326,861

NOTE 11 – BORROWINGS

At September 30, 2012, CalFirst Leasing had a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2013.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability, and is allowed to make regularly scheduled principal and interest payments owed to the Company.  No borrowings have been made under this line of credit as of September 30, 2012.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At September 30, 2012, there were no borrowings from the FHLB with available borrowing capacity of $2.3 million related to qualifying real estate loans of $3.9 million, and no borrowings from the FRB with borrowing availability of approximately $88.3 million secured by $118.3 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2012 and 2011:

	CalFirst Leasing	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2012
Direct finance and loan income	$1,277	$4,114	$3	$5,394
Net direct, loan and interest income after provision for credit losses	$1,298	$3,247	$3	$4,548
Non-interest income	$668	$310	$-	$978
Net earnings	$694	$974	$(130)	$1,538
Total assets at September 30, 2012	$129,181	$380,879	$(21,964)	$488,096

Quarter ended September 30, 2011
Direct finance and loan income	$2,042	$4,048	$33	$6,123
Net direct, loan and interest income after provision for credit losses	$2,042	$3,166	$33	$5,241
Non-interest income	$1,797	$55	$-	$1,852
Net earnings	$1,279	$1,373	$(164)	$2,488
Total assets at September 30, 2011	$142,556	$382,000	$(377)	$524,179

NOTE 13 – SUBSEQUENT EVENT

On November 9, 2012, the Company’s Board of Directors declared an annual dividend in the amount of two dollars and twenty cents ($2.20) per share. The dividend will be payable on December 14, 2012 to all stockholders of record at the close of business on November 30, 2012.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with over 53% of interest-earning assets and 86% of interest bearing liabilities repricing within one year. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2012.

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

Net earnings for the first quarter ended September 30, 2012 of $1.5 million were down 38% from the $2.5 million earned during the first quarter of fiscal 2012.  The decrease in net earnings from the first quarter of the prior year is largely due to a 51% decrease in income from the re-lease and sale of leased property reaching the end of term and a 13% decrease in net interest income after provision for credit losses.

New lease bookings of $51.2 million for the first quarter of fiscal 2013 were up 29% from the first quarter of fiscal 2012, while commercial loans bookings of $9.5 million were up from the $5.2 million booked in the first quarter of the prior year.  Total first quarter loan and lease bookings increased by 35% to $60.7 million, and contributed to a 4% growth in the net investment in leases and loans from June 30 to $349.5 million at September 30, 2012, and 12% above the level at September 30, 2011. For the first quarter of fiscal 2013, new lease and loan originations were 9% lower than during the first quarter of fiscal 2012, leaving the backlog of approved lease and loan commitments of $112 million 1% below the level of a year ago.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2012, net earnings of $1.5 million decreased 38% compared to the first quarter ended September 30, 2011.  Diluted earnings per share of $0.15 for the first quarter of fiscal 2013 decreased 38% from $0.24 for the first quarter of fiscal 2012.

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

Net direct finance, loan and interest income was $4.8 million for the quarter ended September 30, 2012, a $418,000, or 8.0% decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the first quarter ended September 30, 2012 decreased 11.9% to $5.4 million from $6.1 million earned during the first quarter of fiscal 2012.  The decrease includes a $487,000, or 11.0%, decrease in direct finance income related to a 165 basis point drop in average yields while the average investment balance on leases held in the Company’s portfolio increased 13.3%.  Commercial loan income decreased $92,000 due to a 36 basis point decline in the average yield on an average loan portfolio that decreased $1.1 million to $86.9 million.  Investment income decreased $150,000 to $688,000 as average cash and investment balances decreased 29.4% to $119.6 million while the average yield increased 32 basis points.  During the first quarter of fiscal 2013, interest expense paid on deposits and borrowings decreased $311,000, or 35.3%, reflecting a 34 basis point drop in the average interest rate to 0.91% and a 10.8% decrease, or $30.3 million, in average balances to $250.5 million. The Company paid off borrowings from the FHLB in December 2011 which resulted in a $52,900 reduction in borrowing costs as compared to the first quarter of fiscal 2012.

The average yield on all interest-earning assets for the first quarter of fiscal 2013 decreased to 4.7% from 5.1% for the first quarter ended September 30, 2011, while the average rate paid on all interest-bearing liabilities decreased to 0.9% from 1.3% in the same period of the prior fiscal year. As a result, the net interest margin for the year decreased to 4.2% in the first quarter of fiscal 2013 from 4.4% in fiscal 2012. The prolonged period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on current historically low rates, and the Bank is limited in its ability to lower deposit rates in tandem.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2012 vs 2011
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$552	$(1,039)	$(487)
Commercial loans	(14)	(78)	(92)
Federal funds sold	(17)	(11)	(28)
Investment securities	(35)	(97)	(132)
Interest-bearing deposits with banks	(21)	3	(18)
	482	(1,211)	(729)

Interest expense
Demand and savings deposits	(21)	(54)	(75)
Time deposits	(34)	(149)	(183)
Borrowings	(53)	-	(53)
	(108)	(203)	(311)
	$590	$(1,008)	$(418)

The following table presents the Company’s average balances, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

Average interest-earning assets over
	Quarter ended September 30, 2012			Quarter ended September 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets
Interest-earning deposits with banks	$53,977	$27	0.2%	$100,669	$45	0.2%
Investment securities	65,586	661	4.0%	68,614	793	4.6%
Commercial loans	86,872	1,048	4.8%	87,930	1,140	5.2%
Net investment in leases	252,513	3,658	5.8%	222,817	4,145	7.4%
Total interest-earning assets	458,948	5,394	4.7%	480,030	6,123	5.1%
Other assets	27,781			43,072
	$486,729			$523,102

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Demand and savings deposits	75,550	93	0.5%	86,344	168	0.8%
Time deposits	174,917	478	1.1%	184,433	661	1.4%
Other borrowings	-	-	0.0%	10,000	53	2.1%
Total interest-bearing liabilities	250,467	571	0.9%	280,777	882	1.3%
Non-interest bearing demand deposits	2,203			1,785
Other liabilities	36,395			40,241
Stockholders' equity	197,664			200,299
	$486,729			$523,102
Net interest income		$4,823			$5,241

Net interest spread (2)			3.8%			3.9%
Net interest margin (3)			4.2%			4.4%
Average interest-earning assets over average interest-bearing liabilities			183.2%			171.0%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses -- The Company recorded a provision for credit losses of $275,000 in the first quarter of fiscal 2013, compared to no provision for the same period in the prior year.  The increase in the provision primarily related to a $10.0 million, or 4.5% increase in the lease portfolio, 3.5% growth in the loan portfolio and the deterioration in the credit of one large lease position.

Non-interest Income -- Total non-interest income for the first quarter ended September 30, 2012 decreased by $874,000, or 47.2%, to $978,000, compared to $1.9 million for the same quarter of the prior fiscal year primarily due to lower income realized on leases reaching the end of term. The first quarter of fiscal 2012 included the contribution of one significant sales type lease that boosted non-interest income in that period by 92%.

Non-interest Expenses -- The Company’s non-interest expenses reported for the quarter ended September 30, 2012 decreased $64,000, or 2.1%, to $3.0 million compared to $3.1 million for the first quarter of fiscal 2012.  The decrease in non-interest expenses reflected slightly lower operating expenses.

Income Taxes -- Income taxes were accrued at a tax rate of 38.75% and 38. 00% for the first quarter ended September 30, 2012 and 2011, respectively, representing the estimated annual tax rate for the fiscal years ending June 30, 2013 and 2012, respectively.

Financial Condition Analysis

Consolidated total assets at September 30, 2012 of $488.1 million compared to $486.2 million at June 30, 2012.  The net investment in leases increased by $10.1 million to $263.6 million and the commercial loan portfolio increased $2.9 million to $85.8 million with the increases funded by a decrease of $11.4 million in cash and due from banks.

Lease Portfolio

During the first three months ended September 30, 2012, 98% of the new leases booked by the Company were held in its own portfolios, compared to 100% during the first three months of fiscal 2012. The $10.1 million increase in the Company’s net investment in leases during the quarter includes a $10.9 million increase in lease receivables offset by a $775,000 decrease in the estimated residual values.  The increase in lease receivables is due to the volume of new leases being booked during the period being sufficient to offset payments received and leases terminating.  The decreased investment in residual values is due to a large lease that matured during the period in which the Company retained a substantial residual investment.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2012, the Company’s investment in property acquired for transactions in process of $18.9 million was slightly higher than the $18.5 million at June 30, 2012, but was down from $29.8 million at September 30, 2011.  The decline in transactions in process is largely due to a change in the nature of direct lease originations to involve less pre-commencement implementation.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased $2.9 million during the first quarter of fiscal 2013 to $85.8 million compared to $82.9 million at June 30, 2012.  The increase in the Company’s commercial loan portfolio reflected the addition of $9.5 million new commercial loan participations offset by loan payoff and repayments aggregating to $6.4 million.  In addition, at September 30, 2012 the Company had unfunded commercial loan commitments of $16.2 million.

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

The following table summarizes the Company’s non-performing leases and loans:

	September 30, 2012	June 30, 2012
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases & loans	$2,551	$529
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$2,551	$529
Non-performing assets as % of net investment in leases and loans before allowances	0.7%	0.2%

The increase in non-performing assets at September 30, 2012 as compared to June 30, 2012 was due to a $2.0 million real estate loan which was placed on non-accrual.  The borrower on this loan is in bankruptcy, and has continued to make the interest payments contractually due, but has not made any principal payments for more than 90 days. The Company continues to recognize the cash interest payments as income when paid as the loan is well collateralized by the real estate and not impaired, and the Company expects to fully recover the remaining balance.  In addition to the non-performing leases and loans identified above, there was $10.8 million of investment in leases and loans at September 30, 2012 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $8.9 million at June 30, 2012 and $9.9 million at September 30, 2011. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Three months ended September 30,
	2012	2011
	(dollars in thousands)
Property acquired for transactions in process before allowance	$18,885	$29,837
Net investment in leases and loans before allowance	354,947	318,275
Net investment in “risk assets”	$373,832	$348,112

Allowance for credit losses at beginning of period	$5,216	$5,060
Charge-off of lease receivables	(14)	-
Recovery of amounts previously written off	-	83
Provision for credit losses	275	-
Allowance for credit losses at end of period	$5,477	$5,143

Components of allowance for credit losses:
Allowance for lease and loan losses	$5,466	$5,132
Allowance for transactions in process	11	11
	$5,477	$5,143

Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.5%	1.6%
Allowance for credit losses as a percent of net investment in “risk assets”	1.5%	1.5%

The allowance for credit losses increased $261,000 to $5.5 million (1.5% of net investment in leases and loans before allowances) at September 30, 2012 from $5.2 million (1.6% of net investment in leases and loans before allowances) at June 30, 2012. This allowance consisted of $1.2 million allocated to specific accounts that were identified as problems and $4.3 million that was available to cover losses inherent in the portfolio. This compared to $559,000 allocated to specific accounts at June 30, 2012 and $4.7 million available for losses inherent in the portfolio at that time.  The increase in the specific allowance at September 30, 2012 primarily relates to several lease schedules identified with one particular customer who filed bankruptcy. The Company considers the allowance for credit losses of $5.5 million at September 30, 2012 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Securities Available-for-sale

Total securities available-for-sale was $62.3 million as of September 30, 2012, compared with $63.6 million at June 30, 2012.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at September 30, 2012 and June 30, 2012 are as follows:

	As of September 30, 2012		As of June 30, 2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Corporate bonds	$58,179	$59,796	$60,402	$61,174
Municipal bonds	414	443	415	443
Mutual fund investments	1,306	1,512	1,306	1,423
Equity investments	422	587	422	557
Total securities available-for-sale	$60,321	$62,338	$62,545	$63,597

During the first quarter of fiscal 2013, the Company’s portfolio of securities available-for-sale decreased $1.3 million primarily due to a maturing bond.  The weighted average maturity was 1.7 years and the corresponding weighted average yield was 4.12 percent at September 30, 2012.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2012 and June 30, 2012, the Company’s cash and cash equivalents were $45.5 million and $56.9 million, respectively.  Stockholders’ equity at September 30, 2012 was $198.8 million, or 40.7% of total assets, compared to $196.4 million, or 40.4% of total assets, at June 30, 2012.  At September 30, 2012, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $254.1 million at September 30, 2012 compared to $273.7 million at September 30, 2011 and $253.3 million at June 30, 2012. The $19.6 million decrease from September 30, 2011 was consistent with the Company’s strategy to better utilize its liquidity and fund growth in the Bank’s lease portfolio by better utilizing the Company’s excess cash position and lowering deposit growth.  The following table presents the ending balances, average balances and average rates paid on deposits for the quarters ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012			2011
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$4,344	$2,203	n/a	$1,598	$1,786	n/a
Interest-bearing demand deposits	2,375	2,486	0.20%	2,339	2,159	0.44%
Money market deposits	70,639	73,064	0.50%	84,645	84,185	0.78%
Time deposits, less than $100,000	44,206	44,497	1.13%	52,789	53,151	1.53%
Time deposits, $100,000 or more	$132,542	$130,420	1.07%	$132,299	$131,282	1.38%

The following table shows the maturities of certificates of deposits at September 30, 2012:

	Less Than $100,000	Greater Than $100,000
	(in thousands)
Under 3 months	$6,108	$15,307
3 – 6 months	12,027	58,129
7 – 12 months	16,546	34,028
13 – 24 months	6,970	18,528
25 – 36 months	2,555	6,550
	$44,206	$132,542

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at September 30, 2012.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $2.3 million available under the agreement as of September 30, 2012.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $88.3 million.

Capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2012, the Company had outstanding non-recourse debt aggregating $2.4 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At September 30, 2012, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2013.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of September 30, 2012.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2012. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(dollars in thousands)
Commercial loan and lease purchase commitments	$26,133	$26,133	$-	$-
Lease property purchases (1)	40,655	40,655	-	-
Operating lease rental expense	1,550	1,550	-
Total contractual commitments	$68,338	$68,338	$-	$-
___________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss of value in a financial instrument arising from changes in market indices such as interest rates, credit spreads and securities prices.  The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. Market risk also arises from the impact that fluctuations in interest rates may have on security prices that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. As the banking operations of the Company have grown and CalFirst Bank’s deposits have increased significantly, the Company is subject to increased interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.

At September 30, 2012, the Company had $47.6 million of cash or invested in securities of very short duration, with another $9.0 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $375.2 million consists of leases with fixed rates and loans with fixed and variable rates, however, $204.8 million of such investments reprice within one year of September 30, 2012. This compares to the Bank’s interest bearing deposit liabilities of $249.8 million, of which 86.2%, or $215.2 million, reprice within one year.  Based on the foregoing, at September 30, 2012 the Company had assets of $261.5 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $215.2 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at September 30, 2012 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

(in thousands)	3 Months or Less	Over 3 to 12 Months	Over 1 Through 5 years	Over 5 years	Non-rate Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$45,490	$-	$-	$-	$-	$45,490
Investment securities	2,098	9,047	51,193	2,996	-	65,334
Net investment in leases	28,552	90,550	167,016	392	(22,867)	263,643
Commercial loans	79,794	5,942	2,914	-	(2,812)	85,838
Non-interest earning assets	-	-	-	-	27,791	27,791
Totals	155,934	105,539	221,123	3,388	2,112	$488,096
Cumulative total for RSA	$155,934	$261,473	$482,596	$485,984

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	73,014	-	-	-	4,343	77,357
Time deposits	21,414	120,730	34,604	-	-	176,748
Borrowings	-	-	-	-	-	-
Non-interest bearing liabilities	-	-	-	-	35,223	35,223
Stockholders' equity	-	-	-	-	198,768	198,768
Totals	$94,428	$120,730	$34,604	$-	$238,334	$488,096
Cumulative total for RSL	$94,428	$215,158	$249,762	$249,762

Interest rate sensitivity gap	$61,506	$(15,191)	$186,519	$3,388
Cumulative GAP	$61,506	$46,315	$232,834	$236,222

RSA divided by RSL (cumulative)	165.14%	121.53%	193.22%	194.58%
Cumulative GAP / total assets	12.60%	9.49%	47.70%	48.40%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President, Tax and Accounting concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the plan (1)

July 1, 2012 - July 31, 2012	-	$-	368,354
August 1, 2012 - August 31, 2012	-	$-	368,354
September 1, 2012 - September 30, 2012	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	28

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Senior Vice President, Tax and Accounting	29

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	30

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	November 13, 2012	BY:	/s/ Robert Hodgson
Robert Hodgson
Senior Vice President, Tax and Accounting
(Principal Financial and Accounting Officer)