Form 10-Q
period 2012-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2013-02-13
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         December 31, 2012

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 8, 2013 was 10,447,227.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS

Cash and due from banks	$54,024	$56,921
Investments	2,838	3,154
Securities available-for-sale	56,823	63,597
Receivables	1,518	1,597
Property acquired for transactions in process	18,271	18,548
Leases and loans:
Net investment in leases	284,547	256,686
Commercial loans	93,604	84,982
Allowance for credit losses	(5,466)	(5,205)
Net investment in leases and loans	372,685	336,463

Net property on operating leases	516	574
Income taxes receivable	148	880
Other assets	1,067	1,162
Discounted lease rentals assigned to lenders	1,333	3,275
	$509,223	$486,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,292	$4,386
Accrued liabilities	2,454	2,799
Demand and savings deposits	90,866	79,157
Time certificates of deposit	214,288	174,140
Lease deposits	2,117	1,915
Non-recourse debt	1,333	3,275
Deferred income taxes, net	18,483	24,060
	331,833	289,732

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,447,227 (December 2012) and 10,433,684 (June 2012) issued and outstanding	104	104
Additional paid in capital	3,210	3,044
Retained earnings	172,967	192,603
Accumulated other comprehensive income, net of tax	1,109	688
	177,390	196,439
	$509,223	$486,171

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011

Direct finance and loan income	$4,583	$5,118	$9,288	$10,403
Investment interest income	667	807	1,355	1,645
Total direct finance, loan and interest income	5,250	5,925	10,643	12,048

Interest expense
Deposits	603	750	1,173	1,579
Borrowings	-	58	-	111
Net direct finance, loan and interest income	4,647	5,117	9,470	10,358
Provision for credit losses	-	-	275	-

Net direct finance, loan and interest income after provision for credit losses	4,647	5,117	9,195	10,358

Non-interest income
Operating and sales-type lease income	450	349	993	1,775
Gain on sale of leases and leased property	662	795	976	1,115
Realized gain on securities available-for-sale	14	56	14	56
Other fee income	122	113	243	219
Total non-interest income	1,248	1,313	2,226	3,165

Non-interest expenses
Compensation and employee benefits	2,090	2,271	4,330	4,500
Occupancy	237	239	471	478
Professional services	165	124	320	272
Other	398	471	785	936
Total non-interest expenses	2,890	3,105	5,906	6,186

Earnings before income taxes	3,005	3,325	5,515	7,337

Income taxes	1,195	1,263	2,168	2,788

Net earnings	$1,810	$2,062	$3,347	$4,549

Basic earnings per common share	$0.17	$0.20	$0.32	$0.44

Diluted earnings per common share	$0.17	$0.20	$0.32	$0.44

Weighted average common shares outstanding	10,447	10,420	10,445	10,419

Diluted common shares outstanding	10,455	10,431	10,453	10,429

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended December 31,		Six months ended December
	2012	2011	2012	2011

Net earnings	$1,810	$2,062	$3,347	$4,549

Other comprehensive income (loss) :

Unrealized (losses)/gains on securities available-for-sale	(319)	(283)	702	(1,940)

Reclassification adjustment of realized gain included in net income on securities available-for-safe	(14)	(56)	(14)	(56)
	(333)	(339)	688	(1,996)

Tax effect	129	129	(267)	759

Total other comprehensive (loss)/income	(204)	(210)	421	(1,237)

Total comprehensive income	$1,606	$1,852	$3,768	$3,312

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended, December,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,347	$4,549
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	275	-
Depreciation and net amortization (accretion)	(328)	(542)
Stock-based compensation expense	2	-
Gain on sale of leased property and sales-type lease income	(139)	(687)
Net gain recognized on investment securities	(14)	(56)
Deferred income taxes, including income taxes payable	(5,803)	(554)
Decrease in income taxes receivable	732	994
Net (decrease) increase in accounts payable and accrued liabilities	(2,439)	1,227
Other, net	252	(390)
Net cash (used for) provided by operating activities	(4,115)	4,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(137,915)	(97,669)
Payments received on lease receivables and loans	98,694	90,153
Proceeds from sales of leased property and sales-type leases	4,040	3,240
Purchase of investment securities	-	(11,249)
Pay down on investment securities	2,317	8,525
Proceeds from sale of investment securities	4,983	3,067
Net decrease in other assets	61	236
Net cash used for investing activities	(27,820)	(3,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	40,148	(4,200)
Net increase (decrease) in demand and savings deposits	11,709	(6,073)
Net decrease in short-term borrowings	-	(10,000)
Dividends to stockholders	(22,983)	(11,462)
Proceeds from exercise of stock options	164	35
Net cash provided by (used for) financing activities	29,038	(31,700)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,897)	(30,856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,921	97,302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,024	$66,446

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(1,943)	$(2,669)
Estimated residual values recorded on leases	$(1,391)	$(1,993)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the six month period for:
Interest	$1,164	$1,798
Income Taxes	$7,238	$2,397

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Six months ended December 31, 2011

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

Net earnings	-	-	-	4,549	-	4,549
Other comprehensive income (loss)	-	-	-	-	(1,237)	(1,237)

Shares issued - Stock options exercised	2,886	-	35	-	-	35

Dividends declared	-	-	-	(11,462)	-	(11,462)

Balance, December 31, 2011	10,420,483	$104	$2,884	$188,249	$270	$191,507

Six months ended December 31, 2012

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

Net earnings	-	-	-	3,347	-	3,347
Other comprehensive income (loss)	-	-	-	-	421	421

Shares issued - Stock options exercised	13,543	-	164	-	-	164

Stock based compensation expense	-	-	2	-	-	2

Dividends declared	-	-	-	(22,983)	-	(22,983)

Balance, December 31, 2012	10,447,227	$104	$3,210	$172,967	$1,109	$177,390

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2012 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2013.

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

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2012, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2012 Annual Report on Form 10-K. During the first quarter of fiscal 2013 the Company issued a grant for 10,000 shares. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date  As allowed per ASC 718, the fair value of this grant is estimated on the grant date using the Black-Scholes option pricing model with these assumptions:

Risk free interest rate	1.60%
Option life (in years)	10
Dividend yield	7.04%
Volatility	32.68%

During the six months ended December 31, 2012, the Company recognized pre-tax stock-based compensation expense of $2,000 compared to none recognized during the first six months of fiscal 2012. As of December 31, 2012, approximately $21,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 55 months.

The following table summarizes the stock option activity for the periods indicated:

	For the six months ended
	December 31, 2012		December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	26,240	$12.19	42,327	$12.17
Exercised	(13,543)	12.13	(2,886)	12.13
Granted	10,000	16.00	-	-
Options outstanding at end of period	22,697	$13.91	39,441	$12.17
Options exercisable at end of period	12,697		39,441

As of December 31, 2012
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.96	-	12.49	12,697	1.03	$12.26	12,697	$12.26
16.00	-	16.00	10,000	9.58	16.00	-	-
$9.96	-	16.00	22,697	4.80	$13.91	12,697	$12.26

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2012, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of December 31, 2012
Corporate debt securities	$54,413	$-	$54,413	$-
Securities of state and political subdivisions	441	-	441	-
Mutual fund investments	1,400	1,400	-	-
Equity investment	569	569	-	-
	$56,823	$1,969	$54,854	$-

As of June 30, 2012
Corporate debt securities	$61,174	$-	$61,174	$-
Securities of state and political subdivisions	443	-	443	-
Mutual fund investments	1,423	1,423	-	-
Equity investment	557	557	-	-
	$63,597	$1,980	$61,617	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at December 31, 2012 and June 30, 2012.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2012, and June 30, 2012, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given that there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	December 31, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$54,024	$54,024	$56,921	$56,921
Investments	2,838	2,857	3,154	3,155
Securities available-for-sale	56,823	56,823	63,597	63,597
Commercial loans	91,632	92,368	82,910	82,738
Financial Liabilities:
Demand and savings deposits	90,866	90,866	79,157	79,157
Time certificate of deposits	214,288	214,372	174,140	174,356

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	December 31, 2012		June 30, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	967	967	1,123	1,123
Mortgage-backed investments	216	235	376	377
	$2,838	$2,857	$3,154	$3,155

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

The mortgage-backed investment consists of one U.S. agency issued security.  The Company has determined that it has the ability to hold this investment until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the security at amortized cost.

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities at December 31, 2012 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$52,983	$1,430	$-	$54,413
Securities of state and political subdivisions	413	28	-	441
Mutual fund investments	1,306	94	-	1,400
Equity investments	422	147	-	569
Total securities available-for-sale	$55,124	$1,699	$-	$56,823

The amortized cost and fair value of securities at June 30, 2012 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$60,402	$1,081	$(309)	$61,174
Securities of state and political subdivisions	415	28	-	443
Mutual fund investments	1,306	117	-	1,423
Equity investments	422	135	-	557
Total securities available-for-sale	$62,545	$1,361	$(309)	$63,597

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$13,881	$14,076
Due after one year but less than 5 years	39,515	40,778
Due after five years	-	-
No stated maturity	1,728	1,969
Total securities available-for-sale	$55,124	$56,823

Gross realized gains and gross realized losses on securities available for sale are summarized below. During the six months ended December 31, 2012, the Company realized a gain of $14,000 from the sale of a corporate bond for proceeds of $5.0 million.  During the six months ended December 31, 2011, the Company realized gains of $56,000 from the early call provision of a corporate bond. Proceeds from the call were $3.1 million. These net gains are recognized using the specific identification method and are included in non-interest income.

	Six months ended December 31,
	2012	2011
	(in thousands)
Gross realized gains	$14	$56
Gross realized losses	-	-
Total	$14	$56

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at June 30, 2012.  At December 31, 2012, the Company had no unrealized losses on available-for-sale securities.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2012
Corporate bonds	$(309)	$20,451	$-	$-	$(309)	$20,451
Total	$(309)	$20,451	$-	$-	$(309)	$20,451

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At December 31, 2012, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	December 31, 2012	June 30, 2012
	(in thousands)
Minimum lease payments receivable	$288,706	$258,877
Estimated residual value	15,176	17,270
Less unearned income	(19,335)	(19,461)
Net investment in leases before allowances	284,547	256,686
Less allowance for lease losses	(3,253)	(3,052)
Less valuation allowance for estimated residual value	(241)	(81)
Net investment in leases	$281,053	$253,553

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $3.1 million and $3.6 million at December 31, 2012 and June 30, 2012, respectively.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	December 31, 2012	June 30, 2012
	(in thousands)
Commercial term loans	$81,795	$69,221
Commercial real estate loans	10,803	13,504
Revolving lines of credit	1,689	3,019
Total commercial loans	94,287	85,744
Less unearned income and discounts	(683)	(762)
Less allowance for loan losses	(1,972)	(2,072)
Net commercial loans	$91,632	$82,910

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $21.2 million at December 31, 2012 and $16.1 million at June 30, 2012. The Company has recorded a liability for unfunded loan commitments of $25,000 at December 31 and June 30, 2012 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2012:
Pass	$185,328	$79,076	$80,165	$2,870	$347,439
Special Mention	2,829	503	2,636	903	6,871
Substandard	2,622	955	-	7,030	10,607
Doubtful	96	244	-	-	340
	$190,875	$80,778	$82,801	$10,803	$365,257
Non-accrual	$92	$278	$-	$2,037	$2,407

As of June 30, 2012:
Pass	$149,333	$81,820	$64,091	$2,955	$298,199
Special Mention	8,266	989	7,410	2,495	19,160
Substandard	649	729	-	8,031	9,409
Doubtful	91	2	-	-	93
	$158,339	$83,540	$71,501	$13,481	$326,861
Non-accrual	$92	$311	$-	$-	$403

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of December 31, 2012:
Commercial Leases	$-	$-	$-	$190,875	$190,875	$-
Education, Government, Non-profit Leases	-	-	-	80,778	80,778	-
Commercial and Industrial Loans	-	-	-	82,801	82,801	-
Commercial Real Estate Loans	-	2,037	2,037	8,766	10,803	-
	$-	$2,037	$2,037	$363,220	$365,257	$-

As of June 30, 2012:
Commercial Leases	$-	$-	$-	$158,339	$158,339	$-
Education, Government, Non-profit Leases	-	-	-	83,540	83,540	-
Commercial and Industrial Loans	-	-	-	71,501	71,501	-
Commercial Real Estate Loans	-	-	-	13,481	13,481	-
	$-	$-	$-	$326,861	$326,861	$-

The commercial real estate loan greater than 90 days past due is current with all interest payments but has not made principal payments for more than 90 days. The Company continues to recognize the cash interest payments as income when paid as the loan is well collateralized by the real estate and not impaired.

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of December 31, 2012 and June 30, 2012:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,175	$877	$1,561	$511	$5,124
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	200	-	-	(100)	100
Balance end of period	$2,376	$877	$1,561	$411	$5,225

Individually evaluated for impairment	$524	$376	$-	$-	$900
Collectively evaluated for impairment	1,852	501	1,561	411	4,325
Total ending allowance balance	$2,376	$877	$1,561	$411	$5,225

Finance receivables
Individually evaluated for impairment	$3,087	$1,199	$-	$-	$4,286
Collectively evaluated for impairment	187,788	79,579	82,801	10,803	360,971
	$190,875	$80,778	$82,801	$10,803	$365,257

As of June 30, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,019	$877	$1,561	$511	$4,968
Charge-offs	(51)	-	-	-	(51)
Recoveries	207	-	-	-	207
Provision	-	-	-	-	-
Balance end of period	$2,175	$877	$1,561	$511	$5,124

Individually evaluated for impairment	$236	$205	$-	$-	$441
Collectively evaluated for impairment	1,939	672	1,561	511	4,683
Total ending allowance balance	$2,175	$877	$1,561	$511	$5,124

Finance receivables
Individually evaluated for impairment	$1,751	$731	$-	$-	$2,482
Collectively evaluated for impairment	156,588	82,809	71,501	13,481	324,379
Total ending finance receivable balance	$158,339	$83,540	$71,501	$13,481	$326,861

NOTE 11 – BORROWINGS

At December 31, 2012, CalFirst Leasing had a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2013.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability, and is allowed to make regularly scheduled principal and interest payments owed to the Company.  No borrowings have been made under this line of credit as of December 31, 2012.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At December 31, 2012, there were no borrowings from the FHLB with available borrowing capacity of $1.7 million related to qualifying real estate loans of $2.5 million, and no borrowings from the FRB with borrowing availability of approximately $87.6 million secured by $115.9 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2012 and 2011:

	CalFirst Leasing	CalFirst Bank	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended December 31, 2012
Total direct finance and interest income	$1,145	$4,103	$2	$5,250
Net direct, loan and interest income after provision for credit losses	$1,275	$3,370	$2	$4,647
Other income	$708	$540	$-	$1,248
Net income	$723	$1,265	$(178)	$1,810

Quarter ended December 31, 2011
Total direct finance and interest income	$1,882	$4,015	$28	$5,925
Net direct, loan and interest income after provision for credit losses	$1,882	$3,207	$28	$5,117
Other income	$1,202	$111	$-	$1,313
Net income	$1,040	$1,162	$(140)	$2,062

Six months ended December 31, 2012
Total direct finance and interest income	$2,422	$8,217	$4	$10,643
Net direct, loan and interest income after provision for credit losses	$2,573	$6,618	$4	$9,195
Other income	$1,375	$851	$-	$2,226
Net income	$1,417	$2,239	$(309)	$3,347

Six months ended December 31, 2011
Total direct finance and interest income	$3,925	$8,063	$60	$12,048
Net direct, loan and interest income after provision for credit losses	$3,925	$6,373	$60	$10,358
Other income	$3,000	$165	$-	$3,165
Net income	$2,318	$2,536	$(305)	$4,549

Total assets at December 31, 2012	$100,225	$429,669	$(20,671)	$509,223
Total assets at December 31, 2011	$130,497	$357,052	$5,231	$492,780

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company’s current balance sheet structure is short-term in nature, with over 57% of interest-earning assets and 85% of interest bearing liabilities repricing within one year. The Company’s interest margin also is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $1.8 million for the second quarter ended December 31, 2012 were down 12.2% from the second quarter of the prior year, while net earnings for the first six months of fiscal 2013 of $3.3 million were down $1.2 million, or 26.4% from the same period of the prior year. The decline in net earnings for the second quarter and first six months of fiscal 2013 is largely due to lower direct finance income resulting from a drop in average yields earned that during the second quarter more than offset the benefit of a 17% growth in the lease portfolio, 25% decline in interest expense and 7% decline in non-interest expenses.

New lease bookings during the second quarter of fiscal 2013 of $52.4 million were 2.1% above the volume booked in the second quarter of the prior year, but with booking commercial loans of $16.9 million in the period, total leases and loans booked in the second quarter of $69.3 million were up 35% from $51.3 million during the second quarter of fiscal 2012.  Of the leases booked during the second quarter, $18.0 million related to leases assigned to the Company by unaffiliated third parties. As a result, the net investment in leases and loans of $372.7 million at December 31, 2012 was up 14% from the balance at December 31, 2011 and 10.8% from the balance at June 30, 2012.  For the first six months of fiscal 2013, new lease and loan originations were up 79% compared to the first six months of the prior year, putting the backlog of approved lease and loan commitments of $137 million 50% higher than the level of a year ago.

Consolidated Statement of Earnings Analysis

Summary – For the second quarter ended December 31, 2012, net earnings of $1.8 million declined $252,000 compared to the second quarter ended December 31, 2011.  For the first six months of fiscal 2013, net earnings of $3.3 million decreased $1.2 million, or 26.4%, compared to the first six months of fiscal 2012.  Diluted earnings per share of $0.17 per share for the second quarter of fiscal 2013 were down 12.4% from the $0.20 per share for the second quarter of fiscal 2012.  For the six months ended December 31, 2012, diluted earnings per share of $0.32 decreased 26.6%, compared to $0.44 per share for the same prior year period.

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

Net direct finance, loan and interest income was $4.6 million for the quarter ended December 31, 2012, a $470,000, or 9.2%, decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the second quarter ended December 31, 2012 decreased 11.4% to $5.3 million from $5.9 million earned during the second quarter of fiscal 2012. This decrease was primarily due to a $631,000 or 15.4% decrease in direct finance income due to a 194 basis point decline in average yield to 5.07% that offset a 17.0% increase in average lease balances to $273.9 million.  Commercial loan income increased $97,000 due to a 32 basis point increase in the average yield on an average loan portfolio that increased $2.1 million to $88.8 million.  Investment income decreased $140,000 to $667,000 as average cash and investment balances were drawn down 26% to $114.4 million while the average yield increased 25 basis points to 2.33%. During the second quarter of fiscal 2013, interest expense paid on deposits and borrowings decreased by $205,000 or 25.4% reflecting a 26 basis point drop in average interest rates paid to 0.89% and a 3.5% decrease in average balances to $270.0 million.

For the six months ended December 31, 2012, net direct finance, loan and interest income was $9.5 million, an $888,000 or 8.6% decrease from $10.4 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first six months of fiscal 2013 decreased $1.4 million, or 11.7%, to $10.6 million primarily due to a $1.1 million, or 13.6%, decline in direct finance income as the result of a 179 basis point drop in average yields earned to 5.42% that offset a 15% increase in average balances to $263.2 million. Investment income declined by $257,000, or 16% as the average yield earned on investment securities declined by 57 basis points to 4.1%, while a drop in average interest earning deposits of $40 million reduced interest income by an additional $33,000.Commercial loan income was relatively unchanged  For the six months ended December 31, 2012, interest expense on deposits and borrowings decreased by $517,000 or 30.1% to $1.2 million, reflecting a 31 basis point decrease in interest rates paid on average balances that decreased by 6.3% from the prior year to $261.6 million.

The average yield on all interest-earning assets during the second quarter of fiscal 2013 decreased to 4.4% from 5.0% for the second quarter ended December 31, 2011, while the average rate paid on all interest-bearing liabilities decreased to 0.9% from 1.2% in the same period of the prior fiscal year. As a result, the net interest margin decreased to 3.9% for the second quarter of fiscal 2013 from 4.3% in fiscal 2012. For the first six months of fiscal 2013, the net interest margin of 4.0% is down from 4.3% for the first six months of fiscal 2012.The prolonged period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on current historically low rates, and the Bank is limited in its ability to lower deposit rates in tandem.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended December 31, 2012 vs 2011			Six Months ended December 31, 2012 vs 2011
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$699	$(1,331)	$(632)	$918	$(2,037)	$(1,119)
Commercial loans	25	72	97	20	(16)	4
Investment securities	(46)	(79)	(125)	(75)	(182)	(257)
Interest-earning deposits with banks	(16)	1	(15)	(35)	2	(33)
	662	(1,337)	(675)	828	(2,233)	(1,405)
Interest expense
Demand and savings deposits	(12)	(14)	(26)	(28)	(73)	(101)
Time deposits	29	(150)	(121)	4	(309)	(305)
Borrowings	(58)	-	(58)	(111)	-	(111)
	(41)	(164)	(205)	(135)	(382)	(517)
Net direct finance, loan and interest income	$703	$(1,173)	$(470)	$963	$(1,851)	$(888)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

(dollars in thousands)	Quarter ended December 31, 2012			Quarter ended December 31, 2011
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$51,886	$23	0.2%	$88,705	$39	0.2%
Investment securities	62,505	644	4.1%	66,439	768	4.6%
Commercial loans	88,809	1,111	5.0%	86,702	1,015	4.7%
Net investment in leases	273,943	3,472	5.1%	234,055	4,103	7.0%
Total interest-earning assets	477,143	5,250	4.4%	475,901	5,925	5.0%
Other assets	24,441			42,452
	$501,584			$518,353

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$76,946	95	0.5%	$85,174	120	0.6%
Time deposits	193,009	508	1.1%	184,595	630	1.4%
FHLB & FRB borrowings	-	-	0.0%	9,873	58	2.3%
Total interest-bearing liabilities	269,955	603	0.9%	279,642	808	1.2%
Non-interest bearing demand deposits	2,163			2,258
Other liabilities	41,447			37,336
Shareholders' equity	188,019			199,117
	$501,584			$518,353

Net direct finance, loan and interest income		$4,647			$5,117
Net interest spread (2)			3.5%			3.8%
Net interest margin (3)			3.9%			4.3%
Average interest-earning assets over average interest-bearing liabilities			176.7%			170.2%

(dollars in thousands)	Six months ended December 31, 2012			Six months ended December 31, 2011
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$53,995	$50	0.2%	$94,053	$83	0.2%
Investment securities	63,861	1,305	4.1%	67,088	1,562	4.7%
Commercial loans	88,126	2,159	4.9%	87,312	2,155	4.9%
Net investment in leases, including discounted lease rentals (1,2)	263,168	7,129	5.4%	228,813	8,248	7.2%
Total interest-earning assets	469,150	10,643	4.5%	477,266	12,048	5.0%
Other assets	25,871			41,613
	$495,021			$518,879

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$76,469	188	0.5%	$84,679	289	0.7%
Time deposits	185,118	985	1.1%	184,514	1,290	1.4%
FHLB & FRB borrowings	-	-	0.0%	9,891	111	2.2%
Total interest-bearing liabilities	261,587	1,173	0.9%	279,084	1,690	1.2%
Non-interest bearing demand deposits	2,239			2,021
Other liabilities	39,200			38,265
Shareholders' equity	191,995			199,509
	$495,021			$518,879

Net direct finance, loan and interest income		$9,470			$10,358
Net interest spread (2)			3.6%			3.8%
Net interest margin (3)			4.0%			4.3%
Average interest-earning assets over average interest-bearing liabilities			179.3%			171.0%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company did not record a provision for credit losses in the second quarter of fiscal 2013 and fiscal 2012.  The lack of provision in the second quarter of fiscal 2013 is due to an improvement in the credit metrics as the growth in the portfolio is largely through investment in higher rated credits.  For the first six months of fiscal 2013, the Company recorded a provision for credit losses of $275,000, compared to no provision recorded in fiscal 2012. The provision during the first six months of fiscal 2013 was due to deterioration in the credit of one large lease position during the first quarter and is consistent with the 11% growth in the lease and loan portfolio to $372.7 million at December 31, 2012.

Non-interest Income – Total non-interest income for the quarter ended December 31, 2012 decreased by $65,000 or 5.0% to $1.2 million, compared to $1.3 million for the same quarter of the prior fiscal year primarily due to lower income realized from the sale of property on leases reaching the end of term during the period.  Total non-interest income of $2.2 million for the first six months of fiscal 2013 was down 29.7% from $3.2 million during the comparable period of fiscal 2012.  Fiscal 2012 non-interest income included the contribution of $1.8 million of income realized from leases that extended as compared to the first six months of fiscal 2013 that included comparable income of $994,000. The decrease in non-interest income is also attributed to lower income realized from the sale of property on leases reaching the end of term during the period.

Non-interest Expense – During the second quarter of fiscal 2013, non-interest expense of $2.9 million was 6.9% lower than the second quarter of fiscal 2012.  Non-interest expense of $5.9 million for the first six months of fiscal 2013 was down 4.5% from $6.2 million for the first six months of fiscal 2012.  The decrease in non-interest expenses in both periods is primarily due to lower compensation expenses and related support costs.

Taxes – Income taxes were accrued at a tax rate of 39.8% and 39.3% for the second quarter ended and six months ended December 31, 2012, respectively compared to 38.0% for the same periods of the prior year, which represents the estimated annual tax rate for the fiscal years ending June 30, 2013 and 2012, respectively.

Financial Condition Analysis

Consolidated total assets at December 31, 2012 of $509.2 million were up $23.1 million, or 4.7% from $486.2 million at June 30, 2012.  The change in total assets includes a $36.2 million increase in net investment in leases and loans offset by a $6.8 million decrease in the securities available-for-sale.  The increase to the net investment in leases and loans was funded by a $51.9 million increase to demand and term deposits.

Lease Portfolio

During the first six months of fiscal 2013, 98% of the new leases booked by the Company was held in its own portfolios, with 2% assigned to other financial institutions.  Of the new leases booked, 17% related to leases assigned to the Company by third parties, compared to 14% during the first six months of the prior year. The Company’s net investment in leases at December 31, 2012 was $281.1 million compared to $253.6 million at June 30, 2012.  The $27.5 million increase in the Company’s net investment in leases includes a $29.6 million increase in lease receivables offset by a $2.1 million decrease in the estimated residual values.    The decreased investment in residual values is due primarily to two large leases that matured during the period in which the Company retained a substantial residual investment.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2012, the Company’s investment in property acquired for transactions in process of $18.3 million was slightly lower than the $18.5 million at June 30, 2012, and was down from $25.6 million at December 31, 2011.  This investment in transactions in process at December 31, 2012 related to direct lease commitments of $98.7 million, compared to direct lease commitments of $112.4 million at June 30, 2012. In addition to the direct lease commitments, the Company had unfunded lease purchase commitments of $21.4 million, up from $8.2 million at June 30, 2012.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased $8.7 million to $91.6 million at December 31, 2012 compared to $82.9 million at June 30, 2012.  The increase in the Company’s commercial loan portfolio reflected the addition of $26.4 million of new commercial loan participations offset by loan payoffs and repayments aggregating to $17.7 million.  In addition, at December 31, 2012 the Company had unfunded commercial loan commitments of $22.5 million related to revolving lines of credit.

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

The following table summarizes the Company’s non-performing leases and loans.

	December 31, 2012	June 30, 2012
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$2,517	$529
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$2,517	$529
Non-performing assets as % of net investment in leases and loans before allowances	0.7%	0.2%

The increase in non-performing assets at December 31, 2012 as compared to June 30, 2012 was due to a $2.0 million real estate loan which was placed on non-accrual.  The borrower on this loan is in bankruptcy, and has continued to make the interest payments contractually due, but has not made any principal payments for more than 90 days. The Company continues to recognize the cash interest payments as income when paid as the loan is well collateralized by the real estate and not impaired, and the Company expects to fully recover all interest and principle in accordance with the contractual terms.  In addition to the non-performing leases and loans identified above, there was $11.0 million of investment in leases and loans at December 31, 2012 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $8.9 million at June 30, 2012 and $9.2 million at December 31, 2011. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses provides coverage for probable and estimable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding and transactions in process. Lease receivables, loans or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the portfolios.

	Six months ended December 31,
	2012	2011
	(dollars in thousands)
Property acquired for transactions in process before allowance	$18,282	$25,627
Net investment in leases and loans before allowance	378,151	331,964
Net investment in “risk assets”	$396,433	$357,591

Allowance for credit losses at beginning of period	$5,216	$5,060
Charge-off of lease receivables	(14)	(22)
Recovery of amounts previously written off	-	91
Provision for credit losses	275	-
Allowance for credit losses at end of period	$5,477	$5,129

Components of allowance for credit losses:
Allowance for lease and loan losses	$5,466	$5,118
Allowance for transactions in process	11	11
	$5,477	$5,129
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.4%	1.5%
Allowance for credit losses as a percent of net investment in “risk assets”	1.4%	1.4%

The allowance for credit losses increased $261,000 to $5.5 million (1.4% of net investment in leases and loans before allowances) at December 31, 2012 from $5.2 million (1.5% of net investment in leases and loans before allowances) at June 30, 2012. This allowance consisted of $1.2 million allocated to specific accounts that were identified as problems and $4.3 million that was available to cover losses inherent in the portfolio. This compared to $559,000 allocated to specific accounts at June 30, 2012 and $4.7 million available for losses inherent in the portfolio at that time.  The increase in the specific allowance at December 31, 2012 primarily relates to several lease schedules identified with one particular customer who filed bankruptcy. The Company considers the allowance for credit losses of $5.5 million at December 31, 2012 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $56.8 million as of December 31, 2012, compared with $63.6 million at June 30, 2012.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at December 31, 2012 and June 30, 2012 are as follows:

	As of December 31, 2012		As of June 30, 2012
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate debt securities	$52,983	$54,413	$60,402	$61,174
Securities of state and political subdivisions	413	441	415	443
Mutual fund investments	1,306	1,400	1,306	1,423
Equity investments	422	569	422	557
Total securities available-for-sale	$55,124	$56,823	$62,545	$63,597

During the first six months of fiscal 2013, the decline in the Company’s portfolio of securities available-for-sale of $6.8 million primarily reflects a $7.3 million reduction in principle through the sale or maturity of two securities and a $702,000 increase in the fair value of the securities.  The weighted average maturity at December 31, 2012 was 1.3 years and the corresponding weighted average yield was 4.2 percent at December 31, 2012.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At December 31, 2012 and June 30, 2012, the Company’s cash and due from banks were $54.0 million and $56.9 million, respectively.  Stockholders’ equity at December 31, 2012 was $177.4 million, or 34.8% of total assets, compared to $196.4 million, or 40.4% of total assets, at June 30, 2012.  At December 31, 2012, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $305.2 million at December 31, 2012, compared to $264.5 million at December 31, 2011 and $253.3 million at June 30, 2012. The $40.7 million increase from December 31, 2011 was used to fund leases, and loans, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2012 and 2011:

	Six months ended December 31,
	2012			2011
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$8,566	$2,239	n/a	$1,949	$2,021	n/a
Interest-bearing demand deposits	2,301	2,436	0.20%	2,604	2,325	0.34%
Money market deposits	79,999	74,033	0.50%	78,007	84,679	0.67%
Time deposits, less than $100,000	49,580	45,679	1.09%	51,969	52,932	1.48%
Time deposits, $100,000 or more	$164,708	$139,439	1.04%	$129,973	$131,582	1.35%

The following table shows the maturities of certificates of deposits at December 31, 2012:

	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$12,010	$35,286
3 – 6 months	10,648	62,868
7 – 12 months	15,924	31,952
13 – 24 months	8,416	25,319
25 – 36 months	2,582	9,283
	$49,580	$164,708

The Bank has entered into a borrowing agreement with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at December 31, 2012.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $1.7 million available under the agreement as of December 31, 2012.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $87.6 million.

Capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2012, the Company had outstanding non-recourse debt aggregating $1.3 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At December 31, 2012, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2013.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of December 31, 2012.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2012. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Commercial loan and lease purchase commitments	$42,585	$42,585	$-	$-
Lease property purchases (1)	79,238	79,238	-	-
Operating lease rental payments	1,128	1,128	-	-
Total contractual commitments	$122,951	$122,951	$-	$-
________________________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss of value in a financial instrument arising from changes in market indices such as interest rates, credit spreads and securities prices.  The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. Market risk also arises from the impact that fluctuations in interest rates may have on security prices that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. As the banking operations of the Company have grown and CalFirst Bank’s deposits have increased significantly, the Company is subject to greater interest rate risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate risk. CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.

At December 31, 2012, the Company had $56.0 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $398.2 million consists of leases with fixed rates and loans with variable rates, however, $221.1 million of such investment matures or reprices within one year of December 31, 2012. Of the $59.7 million investment in securities, $16.0 million mature within twelve months. This compares to interest bearing deposit liabilities of $296.6 million, of which $251.0 million, or 85%, mature within one year. Based on the foregoing, at December 31, 2012 the Company had assets of $291.2 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $251.0 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricing or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at December 31, 2012 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$54,024	$-	$-	$-	$-	$54,024
Investment securities	1,970	14,076	40,778	2,837	-	59,661
Net investment in leases	29,180	97,648	175,911	1,144	(22,830)	281,053
Commercial loans	85,521	8,766	-	-	(2,655)	91,632
Non-interest earning assets	-	-	-	-	22,853	22,853
Totals	170,695	120,490	216,689	3,981	(2,632)	$509,223
Cumulative total for RSA	$170,695	$291,185	$507,874	$511,855

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	82,301	-	-	-	8,565	90,866
Time deposits	47,296	121,392	45,600	-	-	214,288
Borrowings	-	-	-	-	-	-
Non-interest bearing liabilities	-	-	-	-	26,679	26,679
Stockholders' equity	-	-	-	-	177,390	177,390
Totals	$129,597	$121,392	$45,600	$-	$212,634	$509,223
Cumulative total for RSL	$129,597	$250,989	$296,589	$296,589

Interest rate sensitivity gap	$41,098	$(902)	$171,089	$3,981
Cumulative GAP	$41,098	$40,196	$211,285	$215,266

RSA divided by RSL (cumulative)	131.71%	116.02%	171.24%	172.58%
Cumulative GAP / total assets	8.07%	7.89%	41.49%	42.27%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2012:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

October 1, 2012 - October 31, 2012	-	$-	368,354
November 1, 2012 - November 30, 2012	-	$-	368,354
December 1, 2012 - December 31, 2012	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	28

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	29

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	30

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: February 13, 2013	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett
Executive Vice President