Form 10-Q
period 2013-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2013-05-15
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of May 1, 2013 was 10,447,227.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS

Cash and due from banks	$58,471	$56,921
Investments	2,739	3,154
Securities available-for-sale	51,127	63,597
Receivables	1,405	1,597
Property acquired for transactions in process	11,661	18,548
Leases and loans:
Net investment in leases	326,077	256,686
Commercial loans	106,335	84,982
Allowance for credit losses	(5,466)	(5,205)
Net investment in leases and loans	426,946	336,463

Net property on operating leases	465	574
Income taxes receivable	685	880
Other assets	1,057	1,162
Discounted lease rentals assigned to lenders	1,042	3,275
	$555,598	$486,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$9,530	$4,386
Accrued liabilities	2,691	2,799
Demand and savings deposits	90,669	79,157
Time certificates of deposit	252,658	174,140
Lease deposits	1,548	1,915
Non-recourse debt	1,042	3,275
Deferred income taxes, net	18,241	24,060
	376,379	289,732

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,447,227 (March 31, 2013) and 10,433,684 (June 2012) issued and outstanding	104	104
Additional paid in capital	3,212	3,044
Retained earnings	175,066	192,603
Accumulated other comprehensive income, net of tax	837	688
	179,219	196,439
	$555,598	$486,171

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Direct finance and loan income	$4,872	$5,011	$14,160	$15,415
Investment interest income	570	750	1,926	2,394
Total direct finance, loan and interest income	5,442	5,761	16,086	17,809

Interest expense
Deposits	707	636	1,881	2,215
Borrowings	-	-	-	111
Net direct finance, loan and interest income	4,735	5,125	14,205	15,483
Provision for credit losses	-	-	275	-

Net direct finance, loan and interest income after provision for credit losses	4,735	5,125	13,930	15,483

Non-interest income
Operating and sales-type lease income	357	602	1,351	2,378
Gain on sale of leases and leased property	999	545	1,974	1,660
Realized gains on securities available-for-sale	302	-	316	56
Other fee income	96	252	339	470
Total non-interest income	1,754	1,399	3,980	4,564

Non-interest expenses
Compensation and employee benefits	2,259	2,236	6,590	6,736
Occupancy	224	224	695	702
Professional services	163	148	484	420
Other	449	499	1,233	1,435
Total non-interest expenses	3,095	3,107	9,002	9,293

Earnings before income taxes	3,394	3,417	8,908	10,754

Income taxes	1,293	1,299	3,460	4,087

Net earnings	$2,101	$2,118	$5,448	$6,667

Basic earnings per common share	$0.20	$0.20	$0.52	$0.64

Diluted earnings per common share	$0.20	$0.20	$0.52	$0.64

Weighted average common shares outstanding	10,447	10,420	10,446	10,420

Diluted common shares outstanding	10,454	10,430	10,453	10,429

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Net earnings	$2,101	$2,118	$5,448	$6,667

Other comprehensive income (loss) :

Unrealized (losses)/gains on securities available-for-sale	(141)	1,314	558	(626)

Reclassification adjustment of realized gain included in net income on securities available-for-sale	(302)	-	(316)	(56)
	(443)	1,314	242	(682)

Tax effect	170	(499)	(93)	259

Total other comprehensive (loss)/income	(273)	815	149	(423)

Total comprehensive income	$1,828	$2,933	$5,597	$6,244

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,448	$6,667
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	275	-
Depreciation and net amortization (accretion)	(413)	(724)
Stock-based compensation expense	4	-
Gain on sale of leased property and sales-type lease income	(744)	(722)
Net gain recognized on investment securities	(316)	(56)
Deferred income taxes, including income taxes payable	(5,960)	599
Decrease in income taxes receivable	195	451
Net increase in accounts payable and accrued liabilities	5,036	2,155
Other, net	(171)	(370)
Net cash provided by operating activities	3,354	8,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(235,170)	(135,178)
Payments received on lease receivables and loans	147,562	123,025
Proceeds from sales of leased property and sales-type leases	5,699	4,165
Purchase of investment securities	-	(11,249)
Pay down on investment securities	2,415	10,677
Proceeds from sale of investment securities	10,425	3,067
Net decrease in other assets	56	262
Net cash used for investing activities	(69,013)	(5,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	78,518	(23,430)
Net increase (decrease) in demand and savings deposits	11,512	(9,251)
Net decrease in short-term borrowings	-	(10,000)
Dividends to stockholders	(22,985)	(11,462)
Proceeds from exercise of stock options	164	35
Net cash provided by (used for) financing activities	67,209	(54,108)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,550	(51,339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,921	97,302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,471	$45,963

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(2,233)	$(3,921)
Estimated residual values recorded on leases	$(1,801)	$(2,453)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the nine month period for:
Interest	$1,853	$2,475
Income Taxes	$9,224	$3,087

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

					Accumulated
			Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Nine months ended March 31, 2012

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

Net earnings	-	-	-	6,667	-	6,667
Other comprehensive (loss)	-	-	-	-	(423)	(423)

Shares issued - Stock options exercised	2,886	-	35	-	-	35

Dividends declared	-	-	-	(11,462)	-	(11,462)

Balance, March 31, 2012	10,420,483	$104	$2,884	$190,367	$1,084	$194,439

Nine months ended March 31, 2013

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

Net earnings	-	-	-	5,448	-	5,448
Other comprehensive income	-	-	-	-	149	149

Shares issued - Stock options exercised	13,543	-	164	-	-	164

Stock based compensation expense	-	-	4	-	-	4

Dividends declared	-	-	-	(22,985)	-	(22,985)

Balance, March 31, 2013	10,447,227	$104	$3,212	$175,066	$837	$179,219

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2013 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2013.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The effect of adopting this standard will increase the Company’s disclosure surrounding reclassification of items out of accumulated other comprehensive income.

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2013, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2012 Annual Report on Form 10-K. During the first quarter of fiscal 2013 the Company issued a grant for 10,000 shares. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date  As allowed per ASC 718, the fair value of this grant is estimated on the grant date using the Black-Scholes option pricing model with these assumptions:

Risk free interest rate	1.60%
Option life (in years)	10
Dividend yield	7.04%
Volatility	32.68%

During the nine months ended March 31, 2013, the Company recognized pre-tax stock-based compensation expense of $4,000 compared to none recognized during the first nine months of fiscal 2012. As of March 31, 2013, approximately $19,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 52 months.

The following table summarizes the stock option activity for the periods indicated:

	For the nine months ended
	March 31, 2013		March 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	26,240	$12.19	42,327	$12.17
Exercised	(13,543)	12.13	(2,886)	12.13
Granted	10,000	16.00	-	-
Options outstanding at end of period	22,697	$13.91	39,441	$12.17
Options exercisable at end of period	12,697		39,441

		As of March 31, 2013
		Options Outstanding				Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.96	-	12.49	12,697	0.79	$12.26	12,697	$12.26
16.00	-	16.00	10,000	9.33	16.00	-	-
$ 9.96	-	16.00	22,697	4.55	$13.91	12,697	$12.26

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at March 31, 2013, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012:

(in thousands)	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2013
Corporate debt securities	$48,635	$-	$48,635	$-
Securities of state and political subdivisions	442	-	442	-
Mutual fund investments	1,400	1,400	-	-
Equity investment	650	650	-	-
	$51,127	$2,050	$49,077	$-

As of June 30, 2012
Corporate debt securities	$61,174	$-	$61,174	$-
Securities of state and political subdivisions	443	-	443	-
Mutual fund investments	1,423	1,423	-	-
Equity investment	557	557	-	-
	$63,597	$1,980	$61,617	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at March 31, 2013 and June 30, 2012.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2013, and June 30, 2012, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given that there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

Cash and cash equivalents and demand deposits, because of their short term nature, their carrying amounts approximate fair value and are classified as Level I in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Note 4 and 7.  The fair value of loan participations that trade regularly in the secondary market is based upon current bid prices in such market at the measurement date and classified as Level II in the fair value hierarchy.  For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level III in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit is estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity.

The estimated fair values of financial instruments were as follows:

	March 31, 2013		June 30, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$58,471	$58,471	$56,921	$56,921
Investments	2,739	2,759	3,154	3,155
Securities available-for-sale	51,127	51,127	63,597	63,597
Commercial loan participations	75,629	76,301	71,478	70,876
Other commercial loans	28,734	29,314	11,432	11,863
Financial Liabilities:
Demand and savings deposits	90,669	90,669	79,157	79,157
Time certificates of deposit	$252,658	$252,815	$174,140	$174,356

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	March 31, 2013		June 30, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	869	869	1,123	1,123
Mortgage-backed investments	215	235	376	377
	$2,739	$2,759	$3,154	$3,155

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities at March 31, 2013 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$47,645	$990	$-	$48,635
Securities of state and political subdivisions	413	29	-	442
Mutual fund investments	1,306	94	-	1,400
Equity investments	422	228	-	650
Total securities available-for-sale	$49,786	$1,341	$-	$51,127

The amortized cost and fair value of securities at June 30, 2012 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$60,402	$1,081	$(309)	$61,174
Securities of state and political subdivisions	415	28	-	443
Mutual fund investments	1,306	117	-	1,423
Equity investments	422	135	-	557
Total securities available-for-sale	$62,545	$1,361	$(309)	$63,597

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$26,106	$26,405
Due after one year but less than 5 years	21,952	22,672
Due after five years	-	-
No stated maturity	1,728	2,050
Total securities available-for-sale	$49,786	$51,127

Gross realized gains and gross realized losses on securities available for sale are summarized below. During the nine months ended March 31, 2013, the Company realized a gain of $316,000 from the sale and tender of corporate bonds for proceeds of $12.8 million.  During the nine months ended March 31, 2012, the Company realized a gain of $56,000 from the early call of a corporate bond for proceeds of $3.1 million. These net gains are recognized using the specific identification method and are included in non-interest income.

	Nine months ended
	March 31,
	2013	2012
	(in thousands)
Gross realized gains	$316	$56
Gross realized losses	-	-
Total	$316	$56

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at June 30, 2012.  At March 31, 2013, the Company had no unrealized losses on available-for-sale securities.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At June 30, 2012
Corporate bonds	$(309)	$20,451	$-	$-	$(309)	$20,451
Total	$(309)	$20,451	$-	$-	$(309)	$20,451

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At March 31, 2013, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	March 31, 2013	June 30, 2012
	(in thousands)
Minimum lease payments receivable	$335,454	$258,877
Estimated residual value	14,712	17,270
Less unearned income	(24,089)	(19,461)
Net investment in leases before allowances	326,077	256,686
Less allowance for lease losses	(3,193)	(3,052)
Less valuation allowance for estimated residual value	(301)	(81)
Net investment in leases	$322,583	$253,553

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $2.8 million and $3.6 million at March 31, 2013 and June 30, 2012, respectively.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	March 31, 2013	June 30, 2012
	(in thousands)
Commercial term loans	$74,169	$69,221
Commercial real estate loans	30,705	13,504
Revolving lines of credit	2,006	3,019
Total commercial loans	106,880	85,744
Less unearned income and discounts	(545)	(762)
Less allowance for loan losses	(1,972)	(2,072)
Net commercial loans	$104,363	$82,910

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $17.9 million at March 31, 2013 and $16.1 million at June 30, 2012. The Company has a recorded liability for unfunded loan commitments of $25,000 at March 31, 2013 and June 30, 2012 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

		Education
		Government	Commercial	Commercial	Total
(dollars in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of March 31, 2013:
Pass	$225,033	$78,867	$73,421	$22,860	$400,181
Special Mention	6,389	374	2,175	895	9,833
Substandard	1,884	726	-	6,984	9,594
Doubtful	94	236	-	-	330
	$233,400	$80,203	$75,596	$30,739	$419,938
Non-accrual	$91	$258	$-	$2,037	$2,386

As of June 30, 2012:
Pass	$149,333	$81,820	$64,091	$2,955	$298,199
Special Mention	8,266	989	7,410	2,495	19,160
Substandard	649	729	-	8,031	9,409
Doubtful	91	2	-	-	93
	$158,339	$83,540	$71,501	$13,481	$326,861
Non-accrual	$92	$311	$-	$-	$403

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	30-89	Than	Total		Financing	Days &
(dollars in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of March 31, 2013:
Commercial Leases	$-	$-	$-	$233,400	$233,400	$-
Education, Government, Non-profit Leases	-	-	-	80,203	80,203	-
Commercial and Industrial Loans	-	-	-	75,596	75,596	-
Commercial Real Estate Loans	-	2,037	2,037	28,702	30,739	-
	$-	$2,037	$2,037	$417,901	$419,938	$-

As of June 30, 2012:
Commercial Leases	$-	$-	$-	$158,339	$158,339	$-
Education, Government, Non-profit Leases	-	-	-	83,540	83,540	-
Commercial and Industrial Loans	-	-	-	71,501	71,501	-
Commercial Real Estate Loans	-	-	-	13,481	13,481	-
	$-	$-	$-	$326,861	$326,861	$-

The commercial real estate loan greater than 90 days past due is current with all interest payments but has not made principal payments for more than 90 days. The Company continues to recognize the cash interest payments as income when paid as the loan is well collateralized by the real estate and not impaired.

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of March 31, 2013 and June 30, 2012:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of March 31, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,175	$877	$1,561	$511	$5,124
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	140	-	-	(100)	40
Balance end of period	$2,316	$877	$1,561	$411	$5,165

Individually evaluated for impairment	$402	$353	$-	$-	$755
Collectively evaluated for impairment	1,914	524	1,561	411	4,410
Total ending allowance balance	$2,316	$877	$1,561	$411	$5,165

Finance receivables
Individually evaluated for impairment	$2,391	$962	$-	$-	$3,353
Collectively evaluated for impairment	231,009	79,241	75,596	30,739	416,585
	$233,400	$80,203	$75,596	$30,739	$419,938

As of June 30, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,019	$877	$1,561	$511	$4,968
Charge-offs	(51)	-	-	-	(51)
Recoveries	207	-	-	-	207
Provision	-	-	-	-	-
Balance end of period	$2,175	$877	$1,561	$511	$5,124

Individually evaluated for impairment	$236	$205	$-	$-	$441
Collectively evaluated for impairment	1,939	672	1,561	511	4,682
Total ending allowance balance	$2,175	$877	$1,561	$511	$5,124

Finance receivables
Individually evaluated for impairment	$1,751	$731	$-	$-	$2,482
Collectively evaluated for impairment	156,588	82,809	71,501	13,481	324,379
	$158,339	$83,540	$71,501	$13,481	$326,861

NOTE 11 – BORROWINGS

At March 31, 2013, CalFirst Leasing had a $15 million line of credit with a bank. The line of credit was amended on April 25, 2013 to reduce the available line of credit to $10 million. The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability.  No borrowings have been made under this line of credit as of March 31, 2013.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At March 31, 2013, there were no borrowings from the FHLB with available borrowing capacity of $1.9 million related to qualifying real estate loans of $2.9 million, and no borrowings from the FRB with borrowing availability of approximately $98.5 million secured by $131.6 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2013 and 2012:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Leasing	Bank	Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2013
Total direct finance and interest income	$1,058	$4,383	$1	$5,442
Net direct, loan and interest income after provision for credit losses	$1,274	$3,460	$1	$4,735
Other income	$1,054	$700	$-	$1,754
Net income	$980	$1,342	$(221)	$2,101

Quarter ended March 31, 2012
Total direct finance and interest income	$1,865	$3,880	$16	$5,761
Net direct, loan and interest income after provision for credit losses	$2,168	$2,941	$16	$5,125
Other income	$1,251	$148	$-	$1,399
Net income	$1,322	$858	$(62)	$2,118

Nine months ended March 31, 2013
Total direct finance and interest income	$3,481	$12,600	$5	$16,086
Net direct, loan and interest income after provision for credit losses	$3,848	$10,077	$5	$13,930
Other income	$2,430	$1,551	$-	$3,980
Net income	$2,396	$3,580	$(528)	$5,448

Nine months ended March 31, 2012
Total direct finance and interest income	$5,790	$11,942	$77	$17,809
Net direct, loan and interest income after provision for credit losses	$6,092	$9,314	$77	$15,483
Other income	$4,250	$314	$-	$4,564
Net income	$3,640	$3,394	$(367)	$6,667

Total assets at March 31, 2013	$90,012	$471,943	$(6,357)	$555,598
Total assets at March 31, 2012	$131,509	$355,830	$(12,977)	$474,362

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the interest rate environment, the volume and profitability of leased property being re-marketed through re-lease or sale, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. Net interest income is the largest source of income and the Company’s principal market risk exposure currently is related to the absolute level of interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The FRB began decreasing interest rates in 2007 and has maintained historically low market interest rates from 2009 to 2013. The Company’s current balance sheet structure is short-term in nature, with over 53% of interest-earning assets and 81% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $2.1 million for the third quarter ended March 31, 2013 were consistent with earnings from the third quarter of the prior year, while net earnings for the first nine months of fiscal 2013 of $5.4 million were 18.3% below the same period of the prior year. Third quarter results benefited from 22% growth in the average investment in the lease and loan portfolio and 25% increase in non-interest income, but  were impeded by the continued drop in average yields earned.

New lease bookings during the third quarter of fiscal 2013 of $82.3 million were 119.1% above the volume booked in the third quarter of the prior year, and with commercial loans of $20.0 million, total leases and loans booked of $102.3 million were up 166.5% from $38.4 million booked during the third quarter of fiscal 2012.    As a result, the net investment in leases and loans of $426.9 million at March 31, 2013 was up 28.1% from the balance at March 31, 2012 and 26.9% from the balance at June 30, 2012.  Third quarter lease originations were 31% below the third quarter of fiscal 2012, but total lease and loan originations during the quarter were up 12%.  For the first nine months of fiscal 2013, lease originations were 31% ahead of the prior year while total lease and loan originations were up 61%. With the high level of bookings during the third quarter, however, the estimated backlog of approved lease and loan commitments of $100 million at March 31, 2013 is 10% below the level at the end of the third quarter of fiscal 2012 and down from $137 million at December 31, 2012.

Consolidated Statement of Earnings Analysis

Summary – For the third quarter ended March 31, 2013, net earnings of $2.1 million declined $17,000 compared to the third quarter ended March 31, 2012.  For the first nine months of fiscal 2013, net earnings of $5.4 million decreased $1.2 million, or 18.3%, compared to the first nine months of fiscal 2012.  Diluted earnings per share of $0.20 for the third quarter of fiscal 2013 were consistent with the $0.20 per share for the third quarter of fiscal 2012.  For the nine months ended March 31, 2013, diluted earnings per share of $0.52 decreased 18.5%, compared to $0.64 per share for the same prior year period.

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

Net direct finance, loan and interest income was $4.7 million for the quarter ended March 31, 2013, a $390,000, or 7.6%, decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the third quarter ended March 31, 2013 decreased 5.5% to $5.4 million from $5.8 million earned during the third quarter of fiscal 2012. This decrease was primarily due to a $239,000 or 6.0% decrease in direct finance income due to a 160 basis point decline in average yield to 5.0% that offset a 24.4% increase in average lease balances to $302.0 million.  Commercial loan income increased $100,000 due to a 15.3% increase in the average balance of the loan portfolio to $98.0 million that offset a 23 basis point decrease in the average yield.  Investment income decreased $180,000 to $570,000 largely due to a $171,000 decrease in interest income due to the early call of a higher yielding investment. As a result, the average cash and investment balances declined 12.1% to $106.1 million while the average yield decreased 34 basis points to 2.15%. During the third quarter of fiscal 2013, interest expense paid on deposits and borrowings increased by $71,000 or 11.2% reflecting a 26.3% increase in average balances to $318.2 million offset by a 12 basis point drop in average interest rates paid to 0.89%.

For the nine months ended March 31, 2013, net direct finance, loan and interest income was $14.2 million, a $1.3 million or 8.3% decrease from $15.5 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first nine months of fiscal 2013 decreased $1.7 million, or 9.7%, to $16.1 million and included a $1.4 million, or 11.1%, decline in direct finance income due to a 176 basis point drop in average yields earned to 5.24% that offset an 18.8% increase in average balances to $276.9 million. Investment income declined by $468,000, or 19.6% as the average yield on investment securities declined 55 basis points to 4.0% on lower balances and a $29.4 million drop in average interest earning deposits reduced interest income by an additional $42,000. Commercial loan income increased $104,000 due to a 5.9% increase in the average commercial loan portfolio to $91.7 million, offset by a 12 basis point decline in average yield.  For the nine months ended March 31, 2013, interest expense on deposits and borrowings decreased by $445,000 or 19.1% to $1.9 million, reflecting a 24 basis point decrease in interest rates paid on average balances that increased by 2.8% from the prior year to $279.3 million.

The average yield on all interest-earning assets during the third quarter of fiscal 2013 decreased to 4.3% from 5.1% for the third quarter ended March 31, 2012, while the average rate paid on all interest-bearing liabilities decreased to 0.9% from 1.0% in the same period of the prior fiscal year. As a result, the net interest margin decreased to 3.7% for the third quarter of fiscal 2013 from 4.6% in fiscal 2012. For the first nine months of fiscal 2013, the net interest margin of 3.9% is down from 4.4% for the first nine months of fiscal 2012. The prolonged period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on current historically low rates, and the Bank is limited in its ability to lower deposit rates in tandem.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2013 vs 2012			March 31, 2013 vs 2012
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$972	$(1,211)	$(239)	$2,298	$(3,656)	$(1,358)
Commercial loans	156	(56)	100	187	(84)	103
Investment securities	(92)	(79)	(171)	(175)	(251)	(426)
Interest-earning deposits with banks	(4)	(5)	(9)	(42)	-	(42)
	1,032	(1,351)	(319)	2,268	(3,991)	(1,723)
Interest expense
Demand and savings deposits	8	4	12	(23)	(66)	(89)
Time deposits	188	(129)	59	196	(441)	(245)
Borrowings	-	-	-	(111)	-	(111)
	196	(125)	71	62	(507)	(445)
Net direct finance, loan and interest income	$836	$(1,226)	$(390)	$2,206	$(3,484)	$(1,278)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2013			March 31, 2012
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$50,667	$26	0.2%	$57,238	$35	0.2%
Investment securities	55,459	544	3.9%	63,524	715	4.5%
Commercial loans	98,032	1,118	4.6%	85,038	1,018	4.8%
Net investment in leases	302,022	3,754	5.0%	242,877	3,993	6.6%
Total interest-earning assets	506,180	5,442	4.3%	448,677	5,761	5.1%
Other assets	24,291			36,331
	$530,471			$485,008

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$85,869	104	0.5%	$79,458	92	0.5%
Time deposits	232,304	603	1.0%	172,464	544	1.3%
FHLB & FRB borrowings	-	-	0.0%	-	-	0.0%
Total interest-bearing liabilities	318,173	707	0.9%	251,922	636	1.0%
Non-interest bearing demand deposits	2,264			2,796
Other liabilities	31,814			37,090
Shareholders' equity	178,220			193,200
	$530,471			$485,008

Net direct finance, loan and interest income		$4,735			$5,125
Net interest spread (2)			3.4%			4.1%
Net interest margin (3)			3.7%			4.6%
Average interest-earning assets over average interest-bearing liabilities			159.1%			178.1%

	Nine months ended			Nine months ended
(dollars in thousands)	March 31, 2013			March 31, 2012
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$52,661	$76	0.2%	$82,088	$118	0.2%
Investment securities	60,920	1,850	4.0%	65,997	2,276	4.6%
Commercial loans	91,748	3,277	4.8%	86,634	3,173	4.9%
Net investment in leases	276,912	10,883	5.2%	233,135	12,242	7.0%
Total interest-earning assets	482,241	16,086	4.4%	467,854	17,809	5.1%
Other assets	25,541			40,087
	$507,782			$507,941

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$79,408	292	0.5%	$84,507	382	0.6%
Time deposits	199,842	1,589	1.1%	180,527	1,833	1.4%
FHLB & FRB borrowings	-	-	0.0%	6,618	111	2.2%
Total interest-bearing liabilities	279,250	1,881	0.9%	271,652	2,326	1.1%
Non-interest bearing demand deposits	2,210			2,278
Other liabilities	38,377			36,225
Shareholders' equity	187,945			197,786
	$507,782			$507,941

Net direct finance, loan and interest income		$14,205			$15,483
Net interest spread (2)			3.5%			4.0%
Net interest margin (3)			3.9%			4.4%
Average interest-earning assets over average interest-bearing liabilities			172.7%			172.2%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company did not record a provision for credit losses in the third quarter of fiscal 2013 or fiscal 2012.  The lack of provision in the third quarter of fiscal 2013 is due to an improvement in credit metrics as the growth in the portfolio is largely related to higher rated credits and certain problem credits are being resolved.  For the first nine months of fiscal 2013, the Company recorded a provision for credit losses of $275,000, compared to no provision recorded in fiscal 2012. The provision during the first nine months of fiscal 2013 was due to deterioration in the credit of one large lease position during the first quarter of fiscal 2013, and at March 31, 2013, the existing allowance was deemed to be consistent with the credit profile of the consolidated portfolio.

Non-interest Income – Total non-interest income for the quarter ended March 31, 2013 increased by $355,000 or 25.4% to $1.8 million, compared to $1.4 million for the same quarter of the prior fiscal year.  The increase is primarily attributable to a $302,000 gain realized on the early call of a security available-for-sale.  Income from the sale or release of leased property at the end of term increased $112,000 in the third quarter of fiscal 2013 from the same quarter of the prior year but was offset by a $155,000 reduction in other fee income.  Total non-interest income of $4.0 million for the first nine months of fiscal 2013 was down 12.8% from $4.6 million during the comparable period of fiscal 2012.  The decline was due to a $774,000 decrease in income realized from leases reaching their end of term during the period offset by an increase of $321,000 in gains realized on the early call of a security available-for-sale and sale of leases.

Non-interest Expense – During the third quarter of fiscal 2013, non-interest expenses of $3.1 million were $12,000 lower than the third quarter of fiscal 2012.  Non-interest expense of $9.0 million for the first nine months of fiscal 2013 decreased $291,000, or 3.1% from $9.3 million for the first nine months of fiscal 2012.  The decrease in non-interest expenses is primarily due to lower compensation expenses and related support costs.

Taxes – Income taxes were accrued at a tax rate of 38.1% and 38.8% for the third quarter ended and nine months ended March 31, 2013, respectively, compared to 38.0% for the same periods of the prior year, which represents the estimated effective tax rate for the fiscal years ending June 30, 2013 and 2012, respectively.

Financial Condition Analysis

Consolidated total assets at March 31, 2013 of $555.6 million were up $69.4 million, or 14.3% from $486.2 million at June 30, 2012.  The change in total assets includes an increase of $69.0 million in the net investment in leases and $21.5 million in commercial loans, offset by a $12.5 million decrease in the securities available-for-sale and a $6.9 million decrease in property acquired for transactions in process.  The increase to the net investment in leases and loans was funded by a $90.0 million increase to demand and time deposits.

Lease Portfolio

During the first nine months of fiscal 2013, 97% of the new leases booked by the Company were held in its own portfolios, with 3% assigned to other financial institutions.  Of the new leases booked, 15% related to leases assigned to the Company by third parties, compared to 18% during the first nine months of the prior year. The Company’s net investment in leases at March 31, 2013 was $322.6 million compared to $253.6 million at June 30, 2012.  The $69.0 million increase in the Company’s net investment in leases includes a $71.6 million increase in lease receivables offset by a $2.6 million decrease in the estimated residual values.    The decreased investment in residual values is due primarily to two large leases that matured during the period in which the Company retained a substantial residual investment.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2013, the Company’s investment in property acquired for transactions in process of $11.7 million was substantially below the $18.5 million at June 30, 2012 and $23.5 million at March 31, 2012.  This investment in transactions in process at March 31, 2013 related to direct lease commitments of $55.4 million, compared to direct lease commitments of $112.4 million at June 30, 2012. In addition to the direct lease commitments, the Company had unfunded lease purchase commitments of $23.0 million, up from $8.2 million at June 30, 2012.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased $21.4 million to $104.3 million at March 31, 2013 compared to $82.9 million at June 30, 2012.  The increase in the Company’s commercial loan portfolio included the addition of $26.4 million of new commercial loan participations and a $20.0 million direct real estate transaction that were offset by loan payoffs and repayments aggregating to $24.9 million.  In addition, at March 31, 2013 the Company had unfunded commercial loan commitments of $21.9 million, most of which related to undrawn lines of credit.

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

The following table summarizes the Company’s non-performing leases and loans.

	March 31, 2013	June 30, 2012
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$2,496	$529
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$2,496	$529
Non-performing assets as % of net investment in leases and loans before allowances	0.6%	0.2%

The increase in non-performing assets at March 31, 2013 as compared to June 30, 2012 was due to a $2.0 million real estate loan which was placed on non-accrual.  The borrower on this loan is in bankruptcy, and has continued to make the interest payments contractually due, but has not made any principal payments for more than 90 days. The Company continues to recognize the cash interest payments as income when paid as the loan is well collateralized by the real estate and not impaired, and the Company expects to fully recover all interest and principle in accordance with the contractual terms.  In addition to the non-performing leases and loans identified above, there was $9.8 million of investment in leases and loans at March 31, 2013 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $8.9 million at June 30, 2012 and $8.1 million at March 31, 2012. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Nine months ended
	March 31,
	2013	2012
	(dollars in thousands)
Property acquired for transactions in process before allowance	$11,672	$23,464
Net investment in leases and loans before allowance	432,412	338,347
Net investment in “risk assets”	$444,084	$361,811

Allowance for credit losses at beginning of period	$5,216	$5,060
Charge-off of lease receivables	(14)	(24)
Recovery of amounts previously written off	-	92
Provision for credit losses	275	-
Allowance for credit losses at end of period	$5,477	$5,128

Components of allowance for credit losses:
Allowance for lease and loan losses	$5,466	$5,117
Allowance for transactions in process	11	11
	$5,477	$5,128
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.3%	1.5%
Allowance for credit losses as a percent of net investment in “risk assets”	1.2%	1.4%

The allowance for credit losses increased $261,000 to $5.5 million (1.3% of net investment in leases and loans before allowances) at March 31, 2013 from $5.2 million (1.5% of net investment in leases and loans before allowances) at June 30, 2012. This allowance consisted of $1.1 million allocated to specific accounts that were identified as problems and $4.4 million that was available to cover losses inherent in the portfolio. This compared to $559,000 allocated to specific accounts at June 30, 2012 and $4.7 million available for losses inherent in the portfolio at that time.  The increase in the specific allowance at March 31, 2013 primarily relates to several lease schedules identified with one particular customer who filed bankruptcy. The Company considers the allowance for credit losses of $5.5 million at March 31, 2013 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $51.1 million as of March 31, 2013, compared with $63.6 million at June 30, 2012.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at March 31, 2013 and June 30, 2012 are as follows:

	As of March 31, 2013		As of June 30, 2012
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate debt securities	$47,645	$48,635	$60,402	$61,174
Securities of state and political subdivisions	413	442	415	443
Mutual fund investments	1,306	1,400	1,306	1,423
Equity investments	422	650	422	557
Total securities available-for-sale	$49,786	$51,127	$62,545	$63,597

During the first nine months of fiscal 2013, the $12.5 million decline in portfolio of securities available-for-sale reflects a $12.8 million reduction in principle through the sale and maturity of three securities and the recognition of the gain of $315,800 related thereto, along with a $289,000 increase in the fair value.  The weighted average maturity at March 31, 2013 was 1.1 years and the corresponding weighted average yield was 4.0 percent, down from 4.2% at December 31, 2012 and June 30, 2012.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At March 31, 2013 and June 30, 2012, the Company’s cash and due from banks were $58.5 million and $56.9 million, respectively.  Stockholders’ equity at March 31, 2013 was $179.2 million, or 32.3% of total assets, compared to $196.4 million, or 40.4% of total assets, at June 30, 2012.  At March 31, 2013, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

On February 28, 2013, the Company invested $10,000,000 as additional paid-in capital in CalFirst Bank. The purpose was to provide additional resources that would allow the Bank to commit to a broader range of transactions on its own.

Deposits at CalFirst Bank totaled $343.3 million at March 31, 2013, compared to $242.1 million at March 31, 2012 and $253.3 million at June 30, 2012. The $101.2 million increase from March 31, 2012 was used to fund the growth in the lease and loans portfolio, as well as maintain liquidity at the Bank. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2013 and 2012:

	Nine months ended March 31,
	2013			2012
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,488	$2,210	n/a	$2,076	$2,796	n/a
Interest-bearing demand deposits	2,412	2,430	0.20%	2,464	2,380	0.29%
Money market deposits	86,769	76,978	0.50%	74,842	82,127	0.61%
Time deposits, less than $100,000	51,341	47,057	1.09%	45,063	51,679	1.42%
Time deposits, $100,000 or more	$201,317	$152,785	1.05%	$117,649	$128,848	1.32%

The following table shows the maturities of certificates of deposits at March 31, 2013:

	Less Than	Greater Than
	$100,000	$100,000
	(in thousands)
Under 3 months	$10,541	$37,108
3 – 6 months	7,885	82,594
7 – 12 months	19,881	28,855
13 – 24 months	9,723	35,366
25 – 36 months	3,311	17,394
	$51,341	$201,317

The Bank has entered into a borrowing agreement with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at March 31, 2013.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $1.9 million available under the agreement as of March 31, 2013.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $98.5 million.

Capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2013, the Company had outstanding non-recourse debt aggregating $1.0 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At March 31, 2013, CalFirst Leasing has a $15 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases. The line of credit was amended on April 25, 2013 to reduce the available line of credit to $10 million.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit as of March 31, 2013.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2013. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation, provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Commercial loan and lease purchase commitments	$44,861	$44,861	$-	$-
Lease property purchases (1)	43,104	43,104	-	-
Operating lease rental payments (2)	3,873	906	2,967	-
Total contractual commitments	$91,838	$88,871	$2.967	$-

(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.
(2)
 On March 13, 2013, the Company entered into a new office lease agreement for office space commencing on September 1, 2013 for a term of five years with base lease payments over the term of $3.2 million.

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

At March 31, 2013, the Company had $60.5 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $457.0 million consists of leases with fixed rates and loans with variable rates, however, $214.0 million of such investment matures or reprices within one year of March 31, 2013. Of the $53.9 million investment in securities, $28.5 million mature within twelve months. This compares to interest bearing deposit liabilities of $343.3 million, of which $276.0 million, or 81%, mature within one year. Based on the foregoing, at March 31, 2013 the Company had assets of $301.0 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $276.0 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricing, or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at March 31, 2013 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity
			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$58,471	$-	$-	$-	$-	$58,471
Investment securities	2,051	26,404	22,672	2,739	-	53,866
Net investment in leases	31,628	104,173	205,203	9,162	(27,583)	322,583
Commercial loans	78,211	-	28,669	-	(2,517)	104,363
Non-interest earning assets	-	-	-	-	16,315	16,315
Totals	170,361	130,577	256,544	11,901	(13,785)	$555,598
Cumulative total for RSA	$170,361	$300,938	$557,482	$569,383

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$89,180	$-	$-	$-	$1,488	$90,668
Time deposits	47,649	139,215	65,794	-	-	252,658
Borrowings	-	-	-	-	-	-
Non-interest bearing liabilities	-	-	-	-	33,053	33,053
Stockholders' equity	-	-	-	-	179,219	179,219
Totals	$136,829	$139,215	$65,794	$-	$213,760	$555,598
Cumulative total for RSL	$136,829	$276,044	$341,838	$341,838

Interest rate sensitivity gap	$33,532	$(8,638)	$190,750	$11,901
Cumulative GAP	$33,532	$24,894	$215,644	$227,545

RSA divided by RSL (cumulative)	124.51%	109.02%	163.08%	166.57%
Cumulative GAP / total assets	6.04%	4.48%	38.81%	40.95%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2013:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2013 - January 31, 2013	-	$-	368,354
February 1, 2013 - February 28, 2013	-	$-	368,354
March 1, 2013 - March 31, 2013	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	28

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	29

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	30

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant

DATE: May 15, 2013	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett Executive Vice President (Principal Financial and Accounting Officer)