Form 10-K
period 2013-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2013-09-27
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    June 30, 2013

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      _______________     to    _______________

Commission File number 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	33-0964185
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

28 Executive Park, Suite 300, Irvine, CA  92614
(Address of principal executive offices)

Registrant's telephone number, including area code:  (949) 255-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2012 was $34,989,070.  Number of shares outstanding as of September 20, 2013:  Common Stock 10,447,227.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2013.

California First National Bancorp and Subsidiaries

California First National Bancorp and Subsidiaries

PART I
ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”).  The primary business of the Company is leasing and financing capital assets, while CalFirst Bank also participates in the syndicated commercial loan market, provides business loans to fund the purchase of assets leased by third parties, and offers commercial loans directly to businesses.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.  All banking and other operations are conducted from one central location.

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

Leasing Activities

At June 30, 2013, leases accounted for 82% of the Company’s net investment in leases and loans.  The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets.  The leases are structured individually and can accommodate a variety of our customers’ objectives.  In addition to computer systems and networks, property leased includes automated manufacturing and distribution management systems, production systems, printing presses and warehouse distribution systems.  Telecommunications systems include digital private branch equipment and switching equipment as well as voice over Internet protocol (“VoIP”) systems, wireless networks and satellite tracking systems.  Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software.  Other electronic equipment leased includes robotic surgical systems, ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, and copying equipment.  In addition, the Company leases a wide variety of non-high technology property, including mining equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture.  Of the leases booked in fiscal 2013, approximately 35% involved computer equipment and software, 20% yellow equipment, 12% manufacturing and distribution equipment, 12% transportation equipment, 9% medical equipment, and 3% exercise equipment.

CalFirst Bank and CalFirst Leasing provide leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as government and non-profit entities.  The average size of the lease transactions booked during fiscal 2013 was approximately $844,000, compared with $560,000 during fiscal 2012 and $535,000 during fiscal 2011.  Two customers accounted for 11% and 8%, respectively, of the property cost subject to leases booked during fiscal 2013,  while  in fiscal 2012 two other customers accounted for 7% and 5% and in fiscal 2011 one customer accounted for 9% of leases booked in that year.  Leases primarily are originated directly through a centralized marketing program and direct delivery channels, although since fiscal 2010 a portion of leases have been acquired through other banks or origination sources.  During fiscal 2013 and 2012, 79% of property cost subject to leases booked was originated directly by the Company with 72% originated directly in fiscal 2011.  The marketing program includes a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and in-house computer and telecommunication systems.  The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers.  Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets.  The prospect management system and an integrated in-house telecommunications system permit sales management to monitor account executive activity, daily prospect status and pricing information.  The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible to be responsive to customers and prospects.

California First National Bancorp and Subsidiaries

Leases generally are for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes.  CalFirst Bank or Leasing retain ownership of the property on leases they originate, and in the event of default by the lessee, they may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property.  Upon the expiration of the lease term, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease.  If the original lessee does not exercise the purchase option, once the leased property is returned, CalFirst Leasing or CalFirst Bank will seek to sell the leased property.

Through its lease purchase operations, CalFirst Bank purchases lease receivables on a non-recourse basis from other intermediaries.  All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship.  The Bank generally does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. Periodically, the Bank will purchase a whole lease and assume the role as lessor and take a residual interest in the property subject to such lease. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and secure, that liens have been perfected, and legal documentation has been filed as appropriate. Leases purchased from unaffiliated third parties during fiscal 2013 aggregated to $50.2 million, or 21% of total leases booked.  In fiscal 2012, purchased leases of $36.1 million represented 21% of total bookings while fiscal 2011 purchased leases of $43.4 million represented 28% of total bookings, and included a $6.3 million investment in a residual interest in the subject property.

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

Lease Portfolio

During the fiscal years ended June 30, 2013, 2012 and 2011, 98%, 95% and 99%, respectively, of the total dollar amount of new leases completed by the Company were retained in the Company’s portfolios, with the balance of such leases discounted to unaffiliated financial institutions.  Approximately 23%, 50% and 50% of the new leases booked by CalFirst Leasing were assigned to CalFirst Bank in fiscal 2013, 2012 and 2011, respectively. Pursuant to bank regulations, CalFirst Bank can purchase no more than 50% of the extensions of credit originated by CalFirst Leasing during the preceding 12 calendar months.

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

California First National Bancorp and Subsidiaries

The table below presents the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2013, 2012 and 2011, respectively.  Of the Bank’s Net Lease Receivable, approximately 60%, 48% and 46%, respectively, represented leases originated directly by the Bank, with 26%, 28% and 23%, of the Bank’s Net Lease Receivables at June 30, 2013, 2012 and 2011, respectively, related to leases purchased from unaffiliated parties.

(dollars in thousands)	Years ended June 30,
	2013		2012		2011
	Net Lease Receivable	Percent of Total	Net Lease Receivable	Percent of Total	Net Lease Receivable	Percent of Total
California First National Bank	$299,863	91%	$205,229	86%	$160,847	77%
California First Leasing	$30,933	9%	$33,598	14%	$47,218	23%

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse us for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2013, 2012, and 2011, the Company’s total investment in property acquired for transactions-in-process amounted to $11.9 million, $18.5 million and $29.2 million, respectively.  Of such amounts, approximately 97%, 66% and 44%, respectively, for each respective year related to CalFirst Bank, with the balance held by CalFirst Leasing.

Commercial Loans

Commercial loans of $74.0 million accounted for 18% of the Company’s investment in leases and loans at June 30, 2013, down from $82.9 million, or 25%, at June 30, 2012 and $95.8 million, or 30%, at June 30, 2011. Due to conditions imposed by the Bank’s primary regulator, during fiscal 2012 the Bank was restricted from making new commercial loan commitments beyond maintaining its existing relationships. In late June 2012, the Bank received clearance to renew efforts to originate commercial loans.  During fiscal 2013, the Company boarded $50.0 million in new commercial loans but experienced payoffs and principal reductions of approximately $59.0 million.

The commercial loan portfolio consists primarily of participations in syndicated transactions led by other financial institutions, with approximately 13% of the loan portfolio at June 30, 2013 the result of a direct origination effort.  Direct loan origination is targeted primarily to existing Bank and CalFirst Leasing relationships.  These commercial loans are a complementary product leveraging existing relationships and extending customer longevity.  Commercial loan products originated directly include lines of credit, term loans and commercial mortgages, and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit.  Commercial loans originated directly have terms from one to ten years, and priced with fixed or floating rates.  There are three direct commercial loan commitments as of June 30, 2013, ranging in amount from $1.0 million to $6.0 million.

Syndicated bank loans have structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by all assets to leveraged loans supported by operating cash flow and enterprise valuation.  Loans are priced at variable rates, and generally are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poor’s or Moody’s Investors Service, respectively; however, $7.1 million, or approximately 11% of the syndicated loan portfolio, relates to companies that are rated lower or are unrated. Credits that the Company characterizes as highly leveraged accounted for approximately 20% of the syndicated loan portfolio at June 30, 2013 and 2012, down from 27% at June 30, 2011. All syndicated loan transactions are participations through major money-center banking institutions and are diversified across industries, with the loan commitments ranging in size from $1.0 million to $10.0 million. At June 30, 2013, the average principal outstanding was $3.3 million, and the remaining terms were from two to six years.

The Bank’s underwriting of commercial loans has been maintained in accordance with its existing credit standards, although its policies have been augmented to address credit issues related to the larger average investment in individual loans and regulatory issues governing the leveraged loan and participation market.  In March 2013, federal banking regulators issued new guidance with respect to leveraged lending that has been incorporated into the Bank’s policies. The risks associated with loans in which the Bank participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from the Bank’s limited ability to control actions of the syndicate.  Existing staff administer loan operations including documentation, lien perfection, funding, payments and collections.  The Bank’s current computer systems are capable of fully processing loans and have the requisite connectivity to the Company’s accounting, customer service and collections processes.

California First National Bancorp and Subsidiaries

Commercial loan transactions funded during fiscal 2013 of $50.0 million included $20.8 million, or 42%, originated directly and syndicated loans of $29.2 million, up from $6.8 million funded during fiscal 2012, all of which were purchased under syndication.  Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is expected to be longer and such yields will vary more with changes in market interest rates.

Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management.  The strategy emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while managing the risk to any one area.  The consolidated lease and loan portfolio at June 30, 2013 includes over 1,000 lease schedules and 29 commercial loans. One customer accounted for more than 5% of the net investment in leases and loans at June 30, 2013, while the largest ten customers accounted for 28% of the portfolio. No single customer represented more than 5% of the consolidated portfolio in fiscal 2012 or 2011, while the ten largest customers in both years represented 21% of the consolidated net investment in leases and loans.

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

Deposit Products

At June 30, 2013 the Bank had $346.0 million in deposits, of which $71.9 million were demand and savings accounts and $274.1 million, or 79% were time deposits. The Bank’s deposits have been gathered primarily through the Internet.    The Bank offers interest-bearing checking accounts, money market accounts, savings accounts and three (3) month to three (3) year certificates of deposit (“CDs”) to taxable and IRA depositors.  CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank’s lease and loan portfolio.  With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk.  Most of the Bank’s commercial loans are floating rate.

To open a new account, a customer can complete an on-line enrollment form on the Bank’s web site, or can call the Bank’s toll-free customer service number and open an account telephonically.  Signature cards and deposits are then mailed to the Bank.  Customers can make deposits by wire transfer, via direct deposit programs, or by mail.  No teller line is maintained.  The Bank’s customers have 24-hour access to account information.  Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers.  They can also pay bills on-line.  Customers can receive a free ATM card upon opening a deposit or savings account.  In order to obtain cash, the Bank’s customers use other banks’ automated teller machines that are affiliated with the Plus™ system.  The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions.  The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank’s higher investment yields and lower banking fees.

California First National Bancorp and Subsidiaries

As part of the Bank’s entry into broader services for commercial customers, CalFirst Bank can provide on-line cash management services for commercial customers.  Leveraging on its existing Internet banking platform, through the Bank’s remote deposit capture system customers provided with a desktop scanner can scan items for deposit and electronically send images of the items securely to the Bank’s electronic banking system.  These systems are attractive to commercial customers who are able to perform more banking functions on-site, avoid courier and other costs and enhance cash flow through faster access to payments received.

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

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $123.6 million at June 30, 2013 compared to $123.7 million at June 30, 2012 and $163.6 million at June 30, 2011.  The investment portfolio consists of interest-earning deposits with banks and short-term money market securities, as well as corporate bonds, Federal Reserve Bank and Federal Home Loan Bank stock and other investments.  The Company is authorized to invest in high-quality United States agency obligations, mortgage backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities.  The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

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

The Bank’s deposit customers are primarily individuals from across the nation who place a substantial portion of their savings in safe, government-insured deposits and businesses that spread their liquid investments among a breadth of banks in order to ensure that they are government insured.  Such depositors are seeking to maximize their interest income and, therefore, are more inclined to move their investments to a bank that offers the highest yield regardless of the geographic location of the depository.

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

The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations.  In addition, substantial changes to the regulation of bank and bank holding companies are also anticipated to occur as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The primary concern of banking regulation is “Safety and Soundness” with an emphasis on asset quality and capital adequacy.  These laws and regulations also encompass a broad range of other regulatory concerns including insider transactions, the adequacy of the allowance for credit losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company.  The FRB routinely examines the Company, which exam includes CalFirst Leasing.  The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as asset quality, reserves, investments, risk management practices, interest rate exposure and other aspects of operations.  These examinations are designed for the protection of the Bank’s depositors rather than the Company’s shareholders.  The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. The OCC may impose restrictions or new requirements on the Bank, including, but not limited to, growth limitations, dividend restrictions, individual increased regulatory capital requirements, lease and loan loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on the Bank, the Company or holders of our common stock.  Many banking laws and regulations have undergone significant change in recent years and, given the recent financial crisis in the United States, regulators have increased their oversight of financial institutions and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

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

California First National Bancorp and Subsidiaries

Regulation W (“Reg. W”), which implements, interprets and applies statutory provision in sections 23A and 23B became effective April 1, 2003.  Under Reg. W, a bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate if 1) the extension of credit was originated by the affiliate; 2) the bank makes an independent evaluation of the creditworthiness of the borrower and commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; 3) the bank does not make a blanket advance commitment to purchase loans from the affiliate and 4) the dollar amount of all purchases over any 12 month period by the bank from an affiliate does not represent more than 50% of that affiliate’s credit extensions during such period. The Company believes the Bank’s purchase of lease receivables from CalFirst Leasing conforms to the requirements of Reg. W.  In addition, the Company has agreed with the FRB that the Bank’s purchase of leases from CalFirst Leasing will not exceed 50% of the Bank’s credit portfolio.

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

In September 2006, the OCC approved a change in the Bank’s original operating plan that provided for the Bank to begin originating commercial loans. In October 2010, the OCC advised the Bank that the scope and volume of its commercial loan business exceeded the forecast provided in July 2006 and therefore was a deviation from the Bank's business plan approved in September 2006. While the Bank did not agree that it deviated significantly from forecasts and documents submitted to the OCC in 2008 and 2009, the Bank submitted an updated plan and request for no objection to its continued development of the commercial loan portfolio. In June 2012, the OCC provided a written determination of no objection to the Bank's revised business plan with certain conditions that require the Bank to maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015 and limit the growth in the commercial loan portfolio within certain guidelines. The Bank is in compliance with these conditions as of June 30, 2013.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets.  The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent.  At June 30, 2013 and 2012, the Company exceeded all these requirements.

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In general, banks are required to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, banks are generally required to maintain a minimum ratio of Tier 1 capital to adjusted total assets, referred to as the leverage ratio, of 4%.  At June 30, 2013 and 2012, the Bank had capital in excess of all minimum risk-based and leverage capital requirements.

In July 2013, Federal bank regulatory agencies jointly issued the final rules that revise the general risk-based capital requirements to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with Basel III, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The final rule minimizes the burden on smaller, less complex financial institutions such as the Company and the Bank, with a phase-in period that will not begin until January 2015 while the phase-in period for larger institutions begins in January 2014. The Company does not expect the new rules to impact its operations as all of its capital ratios are significantly in excess of the new guidelines.

California First National Bancorp and Subsidiaries

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its entire communities, including low- and moderate-income neighborhoods.  CalFirst Bank is designated as a wholesale institution for CRA purposes.  To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test.  This includes an assessment of the level and nature of the Bank’s community development lending, investments and services.  The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community.  The CRA also requires that the Bank publicly disclose its CRA rating.  In July 2013, CalFirst Bank was subjected to a CRA examination and received a “satisfactory” rating on the CRA performance evaluation.

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  As a result of the Dodd-Frank Act, the maximum deposit insurance amount has been increased permanently from $100,000 to $250,000. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital category (“well capitalized,” “adequately capitalized,” and “undercapitalized.”) and supervisory ratings. Generally, the assessment base is the bank’s average consolidated total assets minus average tangible equity.  In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions which provides for use of a risk scorecard to determine deposit premiums. The effect of the rule did not materially alter the FDIC premiums paid by the Bank.

On November 12, 2009, the FDIC approved a final rule that required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. The Bank prepaid $722,526 of such premium on December 30, 2009, with the actual annual premiums applied against the prepaid assessment over the following three years.  In June 2013, $154,060 of the prepaid assessment was returned to the Bank.  Future assessments will be calculated and billed on a quarterly basis.  The FDIC may still increase or decrease the assessment rate in the future, and any such increase could have an adverse impact on the earnings of insured institutions, including the Bank.

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate as of June 30, 2013 is 0.64 cents per $100 of deposits compared to 0.66 cents per $100 of deposits as of June 30, 2012.

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

There are numerous laws, regulations and policies affecting financial services businesses currently in effect and they are continually under review by Congress and state legislatures and federal and state regulatory agencies. The Gramm-Leach-Bliley Act established requirements for financial institutions to provide privacy protections to consumers and notices to customers about its privacy policies and practices.  The Bank Secrecy Act and USA Patriot Act impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report suspicious activities, money laundering and terrorist financing as well as maintain compliance programs to verify the identity of customers.  The Dodd-Frank Act provides for sweeping financial regulatory reform and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities and affect the competitive balance between banks and other financial intermediaries.  Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial laws. While many of the provisions of the Dodd-Frank Act do not impact the existing business of the Bank, the extension of FDIC insurance to all non-interest bearing deposit accounts and the repeal of prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, will likely increase deposit rates to be paid by the Bank in order to retain or grow deposits.  Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

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

Employees

At June 30, 2013, the Company and its subsidiaries had 102 employees, none of whom are represented by a labor union.  The Company believes that its relations with its employees are satisfactory.

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

Industry Risk Factors

The Company’s business and financial results are subject to general business and economic conditions.  The Company’s business activities and earnings are affected by general business conditions in the United States.  The recent economic downturn and slow recovery reduced demand for financing capital assets.  Continued weakness in the economy could impact the financial performance and condition of customers and negatively affect the repayment of their obligations.  In addition, changes in securities markets and monetary fluctuations adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

Changes in the domestic interest rate environment could reduce the Company’s net direct finance and interest income.  The Company’s net direct finance and interest income, which is the difference between income earned on leases, loans and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the Federal government and by the policies of various regulatory agencies. The Federal Open Market Committee (“FOMC) of the FRB has promulgated a policy of keeping short term interest rates near zero through 2015 and this may continue to have a negative impact on the Company’s net interest income. Recent increases in interest rates will increase the income earned on the Company’s available cash balances, but will also increase the Bank’s cost of funds over time.

Disruptions and volatility in the domestic interest rate environment and credit markets, including changes in interest spreads and the yield curve, could negatively impact business and the value of certain assets.  Following a long period of historically low treasury rates, interest rates began increasing in May 2013 and five year treasury swap rates have almost doubled from early April 2013.    Higher interest rates could negatively affect demand for new leases and loans and result in increased delinquencies as higher interest costs restrict customers’ ability to meet their obligations.

California First National Bancorp and Subsidiaries

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

The Company and the Bank are subject to a wide range of complex laws and regulations established by government entities. Most regulation is intended to protect depositors, federal deposit insurance funds and the banking system as a whole.  Bank regulators can impose restrictions on the ability of the Company to undertake certain business and growth initiatives. Following the recent financial crisis, regulators have increased their oversight of banks and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses.  Changes in laws or governmental regulations, or changes in the interpretation of existing laws or regulations by a regulatory authority, could affect the Company in substantial and unpredictable ways.  The Company cannot predict whether any additional legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

Cyber security and privacy breaches may hurt our business, damage our reputation, increase our costs, and cause losses. Our systems and networks store personal information about our customers and employees. We have security systems and information technology infrastructure in place designed to protect against unauthorized access to such information. However, there is still a risk that the security systems and infrastructure that we maintain may not be successful in protecting against all security breaches and cyber-attacks. Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, and penalties that could damage our reputation and adversely affect the growth of our business.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company’s financial results.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes.  The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, credit unions and investment companies, many of which have greater resources than the Company.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Company Risk Factors

The Company’s allowance for credit losses may not be adequate to cover actual losses.  The Company’s subsidiaries retain over 90% of lease transactions and all loans in their own portfolios, which expose the Company to credit risk.  The Company maintains an allowance for credit losses to provide for probable and estimatable losses in the portfolio.  The Company’s allowance for credit losses is based on its historical experience as well as industry data, an evaluation of the risks associated with its portfolio, including the size and composition of the lease and loan portfolio, current economic conditions and concentrations within the portfolio.  The allowance for credit losses may not be adequate to cover losses resulting from unanticipated adverse changes in the economy or the financial markets.  If the credit quality of the customer base materially decreases, or if the reserve for credit losses is not adequate, future provisions for credit losses could materially and adversely affect financial results.

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

California First National Bancorp and Subsidiaries

The Bank’s commercial loan initiative may increase the Company’s risk of losses.  The commercial loan portfolio contains a number of commercial loans with relatively larger balances than its historical lease portfolio. About 17% of the commercial loan portfolio is comprised of highly leveraged loans, with 8% of the portfolio rated substandard.  The deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

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

Customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries.  At June 30, 2013, one customer accounted for 5.8% of the Company’s net investment in leases and loans, with the ten largest customers representing 28% of the portfolio. Hospitals, nursing homes and other ambulatory medical facilities represented 15% of the total investment in leases and loans while 13% was with public and private colleges, universities, elementary and secondary schools located throughout the United States and 8% was related to gold and silver mining.

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

The Company may be adversely affected by significant changes in the bank deposit market and interest rates.  CalFirst Bank has grown to represent 83% of the Company’s assets, and bank deposits now exceed $346 million.  As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels.  Time deposits due within one year of June 30, 2013 totaled $190 million.  If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available.  Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

California First National Bancorp and Subsidiaries

Bank regulators can impose restrictions on the Company’s ability to execute its strategic plan. The OCC has approved the Bank's plan for the continued development of the commercial loan portfolio but the OCC has limited the growth of the commercial loan portfolio within certain guidelines and imposed a requirement that the bank maintain a Tier 1 capital ratio of 14% that is in excess of the general regulatory requirements.

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

Loss of certain key officers would adversely affect the Company’s business. The Company‘s business and operating results are substantially dependent on certain key employees, including the Chief Executive Officer, Chief Operating Officer, the President and Chief Credit Officer of the Bank and certain key sales managers.  The loss of the services of these individuals, particularly the Chief Executive Officer, would have a negative impact on the business because of their expertise and years of industry experience.

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

California First National Bancorp and Subsidiaries

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

California First National Bancorp and Subsidiaries

ITEM 2. PROPERTIES

At June 30, 2013 the Company and its subsidiaries occupied approximately 43,000 square feet of office space in Irvine, California leased from an unaffiliated party.  The lease provides for monthly rental payments that average $140,956 from July 2013 through August 2013.  On March 13, 2013, the Company entered into a new office lease agreement for office space of approximately 36,000 square feet commencing on September 1, 2013 for a term of five years with base lease payments over the term of $3.2 million, an average monthly rental payment of $52,797.

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

	For the years ended
	June 30, 2013		June 30, 2012
	High	Low	High	Low
First Quarter	$18.44	$15.37	$17.43	$14.66
Second Quarter	19.25	14.57	17.78	15.05
Third Quarter	17.29	14.84	16.27	14.75
Fourth Quarter	$17.34	$14.83	$16.21	$14.75

The Company had approximately 20 stockholders of record and in excess of 600 beneficial owners as of August 31, 2013.

Beginning in October 2009, the Board of Directors’ dividend policy provided for one annual dividend payment each year. The Company paid an annual dividend in the amount of $1.00 per share on December 16, 2010, $1.10 on December 17, 2011 and $2.20 and December 14, 2012.  The Board of Directors will continue to review the dividend policy on an ongoing basis, taking into consideration a variety of factors including the business, economic and tax environment. No decision to pay dividends in fiscal 2014 and beyond has been made.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time.  The Company did not repurchase any shares of common stock under this authorization during the three years ended June 30, 2013, 2012 and 2011.  As of September 15, 2013, 368,354 shares remain available under this authorization.

California First National Bancorp and Subsidiaries

Common Stock Performance Graph

The following graph shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000.  As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2013.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by shareholders	22,697	$13.91	1,906,175
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	22,697	$13.91	1,906,175	(1)

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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009

Direct finance and loan income	$18,995	$20,505	$22,445	$22,064	$25,236
Interest and investment income	2,408	3,133	3,347	4,722	4,626
Total direct finance, loan and interest income	21,403	23,638	25,792	26,786	29,862
Interest expense on deposits and borrowings	2,664	2,914	3,613	4,864	6,617
Net direct finance, loan and interest income	18,739	20,724	22,179	21,922	23,245
Provision for credit losses	275	-	1,025	350	1,675
Net direct finance, loan and interest income after provision for credit losses	18,464	20,724	21,154	21,572	21,570

Operating and sales-type lease income	1,711	2,755	2,127	1,998	3,103
Gain on sale of leases and leased property	2,278	2,478	2,758	1,797	3,712
Other income	526	569	642	857	838
Realized gain on sale of investment securities	316	56	2,342	3,436	-
Other-than-temporary impairment loss	-	-	-	-	(869)
Total non-interest income	4,831	5,858	7,869	8,088	6,784

Non-interest expenses	11,610	12,307	12,088	11,640	13,472
Earnings before income taxes	11,685	14,275	16,935	18,020	14,882
Income taxes	4,331	5,372	6,028	6,893	5,581
Net earnings	$7,354	$8,903	$10,907	$11,127	$9,301

Diluted earnings per share	$0.70	$0.85	$1.05	$1.08	$0.89
Diluted common shares outstanding	10,453	10,429	10,401	10,304	10,404

Cash dividends per share	$2.20	$1.10	$1.00	$0.60	$0.48
Dividend payout ratio	312.6%	128.7%	94.3%	54.9%	52.4%
Return on average assets	1.4%	1.8%	2.3%	2.4%	2.2%
Return on average equity	4.0%	4.5%	5.5%	5.7%	4.9%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009

Cash and cash equivalents	$75,469	$56,921	$97,302	$73,988	$55,217
Investment securities	48,162	66,751	66,321	71,974	119,600
Net investment in leases and loans	416,569	336,463	317,174	257,794	284,753
Total assets	558,903	486,171	524,415	453,602	488,972

Demand, savings and time deposits	346,028	253,297	274,775	205,922	220,944
Short and long term borrowings	-	-	10,000	10,000	45,444
Non-recourse debt	768	3,275	8,448	14,337	6,989
Stockholders’ equity	$180,879	$196,439	$199,622	$198,548	$191,376

Equity to total assets ratio	32.36%	40.41%	38.07%	43.8%	39.1%
Book value per common share	$17.31	$18.83	$19.16	$19.39	$18.86

California First National Bancorp and Subsidiaries

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general.  The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The FRB began decreasing interest rates in 2007 and has maintained historically low market interest rates from 2009 to 2013. The Company’s current balance sheet structure is short-term in nature, with over 55% of assets and 76% of liabilities that mature or reprice within one year.  The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

California First National Bancorp and Subsidiaries

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases.  Of the volume of leases booked during the fiscal years ended June 30, 2013, 2012 and 2011, approximately 11.3%, 22.8% and 27.8%, respectively, were structured such that the Company owns the leased asset at the end of the term and recorded a residual value.  The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2013 of $7.4 million were 17.4% below the $8.9 million reported in fiscal 2012.  The decline in net income in fiscal 2013 is largely due to lower net direct finance and investment income as yields on earning assets continued to decline due to the low interest rate and competitive pricing environment. Results were also buffeted by lower non-interest income. Net income benefitted from a slight reduction in the provision for income taxes related to a reduction in the estimated tax rate for fiscal 2013.

For the year ended June 30, 2013, total leases and loans booked of $293.2 million were 63% above fiscal 2012 bookings.  New lease bookings of $243.2 million, including $51.8 million of lease purchases, were up 40% from the $174.1 million booked in the prior fiscal year, while commercial loans boarded of $50.0 million were up from $6.8 million boarded in fiscal 2012.  The net investment in leases and loans of $416.6 million at June 30, 2013 was up 24% from $336.5 million at June 30, 2012.  The Bank’s investment in leases and loans of $376.6 million increased 32.0% and now accounts for 90% of the Company’s consolidated investment at June 30, 2013.

New lease and loan transactions approved (“lease and loan originations”) of $292 million during fiscal 2013 were 40% ahead of the levels of the prior year.  Looking just at loans, fiscal 2013 loan originations of $56.5 million were up $45.5 million from the $11.0 million of the prior fiscal year.  Lease originations during fiscal 2013 of $235.3 million were up 19% from $198.0 million in fiscal 2012, with 72% originated directly compared to 80% the prior year.  With a high volume of bookings and slightly lower originations during the fourth quarter, the estimated backlog of approved lease and loan commitments of $109.7 million at June 30, 2013 is down 20% from $136.7 million at June 30, 2012.

California First National Bancorp and Subsidiaries

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2013, net earnings decreased 17.4% to $7.4 million, compared to $8.9 million for fiscal 2012.  Diluted earnings per share decreased 17.6% to $0.70 for fiscal year ended June 30, 2013, compared to $0.85 per share for fiscal 2012.  The decline in net income in fiscal 2013 compared to fiscal 2012 reflects an 11% decline in net interest income after provision for credit losses and 18% decline in non-interest income, off-set somewhat by a 6% decrease in non-interest expense and lower effective tax rate.

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

Net direct finance, loan and interest income was $18.7 million for the fiscal year ended June 30, 2013 compared to $20.7 million for fiscal 2012 and $22.2 million in fiscal 2011.  This decline was primarily due to a $1.6 million, or 9.8%, decrease in direct finance income and $724,000, or 23%, decline in investment income. The drop in direct finance income included a 22% increase in the average investment in leases to $290.5 million, but the average yield declined by 180 basis points to 5.02%. Commercial loan income increased by $70,000 as average balances for the year were up 7% to $91.9 million while the average yield declined by 25 basis points to 4.80%. Combined, the average yield on leases and loans held in the Company’s own portfolio decreased by 138 basis points in fiscal 2013 to 4.97%. The decline in investment income was largely due to a 20% decline in average investment balances to $114.8 million as average yields earned only dropped by 10 basis points to 2.10%. For the year ended June 30, 2013, interest expense on deposits decreased by $250,000 to $2.7 million, reflecting an 11% increase in average balances to $297.0 million offset by a 20 basis point decline in average rates paid.

The average yield on all interest-earning assets in fiscal 2013 decreased to 4.3% from 5.1% the prior year, while the average rate paid on all interest-earning liabilities decreased to 0.90% from 1.1% in fiscal 2012. As a result, the net interest margin for the year decreased from 4.4% in fiscal 2012 to 3.8% in fiscal 2013. The sustained period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on current historically low rates, and the Bank is limited in its ability to lower deposit rates in tandem.

Net direct finance, loan and interest income was $20.7 million for the fiscal year ended June 30, 2012 compared to $22.2 million for fiscal 2011.  The decrease in fiscal 2012 from fiscal 2011 was due to a decrease of $1.3 million in loan income together with reductions in direct finance income of $622,000 and investment income of $215,000.  Offsetting these reductions was a $699,000 decrease in interest expense.  The decrease in commercial loan income reflects an 8.1% decrease in average balances and a 100 basis point decrease in average yield earned.  The decrease in direct finance income includes the benefit of a 13.0% increase in average investment in leases directly held by the Company that was offset by a 118 basis point decline in average yield on such leases.  The decrease in investment income reflects a 3.8% increase in average investment balances offset by a 24 basis point decrease in average yield. The lower interest expense on deposits reflected an 11.4% increase in average balances to $261.1 million while the average rate paid decreased by 38 basis points to 1.07%.  The Company paid off borrowings from the FHLB in fiscal 2012 which resulted in a $99,000 reduction in borrowing costs.

California First National Bancorp and Subsidiaries

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income by volume and rate:

(in thousands)	2013 compared to 2012			2012 compared to 2011
	Volume	Rate	Total	Volume	Rate	Total
Direct finance, loan and interest income
Net investment in leases	$3,636	$(5,215)	$(1,579)	$2,174	$(2,796)	$(622)
Commercial loans	304	(235)	69	(459)	(859)	(1,318)
Investment securities	(385)	(301)	(686)	154	(377)	(223)
Interest-earning deposits with banks	(37)	(2)	(39)	4	5	9
Total finance, loan and interest income	3,518	(5,753)	(2,235)	1,873	(4,027)	(2,154)

Interest expense
Demand and savings deposits	(8)	(69)	(77)	103	(330)	(227)
Time deposits	482	(544)	(62)	269	(642)	(373)
Short and long term borrowings	(111)	-	(111)	(105)	6	(99)
Total interest expense	363	(613)	(250)	267	(966)	(699)
Net direct finance, loan and interest income	$3,155	$(5,140)	$(1,985)	$1,606	$(3,061)	$(1,455)

The following table presents the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2013			Year ended June 30, 2012			Year ended June 30, 2011
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$56,785	$107	0.2%	$76,086	$146	0.2%	$73,869	$137	0.2%
Investment securities	58,055	2,301	4.0%	66,640	2,987	4.5%	63,599	3,210	5.0%
Commercial loans	91,868	4,408	4.8%	85,849	4,338	5.1%	93,436	5,656	6.1%
Net investment in capital leases	290,475	14,587	5.0%	237,143	16,167	6.8%	209,961	16,789	8.0%
Total interest-earning assets	497,183	21,403	4.3%	465,718	23,638	5.1%	440,865	25,792	5.9%
Other assets	23,387			36,893			44,526
	$520,570			$502,611			$485,391

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$81,321	$399	0.5%	$82,758	$475	0.6%	$72,156	$702	1.0%
Time deposits	215,261	2,265	1.1%	178,313	2,328	1.3%	162,152	2,701	1.7%
Other borrowings	-	-	0.0%	4,973	111	2.2%	10,000	210	2.1%
Total interest bearing liabilities	296,582	2,664	0.9%	266,044	2,914	1.1%	244,308	3,613	1.5%
Non-interest bearing demand deposits	1,993			2,199			1,467
Other liabilities	35,793			37,099			41,516
Shareholders' equity	186,202			197,269			198,100
	$520,570			$502,611			$485,391

Net interest income		$18,739			$20,724			$22,179

Net Interest spread (2)			3.4%			4.0%			4.4%
Net interest margin (3)			3.8%			4.4%			5.0%
Average interest earning assets over average interest bearing liabilities			167.6%			175.1%			180.5%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

California First National Bancorp and Subsidiaries

Provision for Credit Losses – The Company recorded a provision for credit losses of $275,000 in fiscal 2013, compared no provision recorded in fiscal 2012 and a provision of $1.0 million in fiscal 2011.  The provision in fiscal 2013 reflected the deterioration in the credit of one large lease position in the beginning of the fiscal year.  Otherwise, the overall risk profile of the lease and loan portfolios improved.  The Company did not make a provision for credit losses in fiscal 2012 as the growth in total risk assets was only 2% and the overall credit quality remained stable.  The Company recorded a provision for credit losses of $1.0 million in fiscal 2011, which related to a 23% growth in the lease and loan portfolio during fiscal 2011 and a change in the credit profile in the combined lease and loan portfolios.

Total Non-interest Income – Total non-interest income of $4.8 million for the year ended June 30, 2013 decreased $1.0 million, or 17.5%, from $5.9 million in 2012.  The decline included a $1.0 million decrease in income from the re-lease of property on leases reaching the end of term and $153,000 decline in gains from the sale of leased property, offset in part by an increase of $260,000 in gains realized on the early call of investment securities.

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

Non-interest Expenses – The Company’s non-interest expenses decreased $697,000, or 5.7%, to $11.6 million recognized for the year ended June 30, 2013.  This compared to non-interest expenses in fiscal 2012 of $12.3 million, which had increased by $219,000, or 1.8%, from $12.1 million in fiscal 2011.  The decrease in non-interest expenses during fiscal 2013 is primarily due to lower compensation costs recognized and related support costs.

Non-interest expenses for the year ended June 30, 2012 increased $219,000, or 1.8%, to $12.3 million compared to non-interest expenses in fiscal 2011 of $12.1 million.  The increase in non-interest expenses during fiscal 2012 is primarily due to higher compensation costs recognized related to the sales organization.

Income Taxes – Income taxes were accrued at a tax rate of 37.1% for the fiscal year ended June 30, 2013, 37.6% for fiscal year ended June 30, 2012 and 35.6% for fiscal year ended June 30, 2011, representing the Company’s estimated annual tax rates for each respective year. The income tax rate decreased in fiscal 2013 compared to 2012 due to benefit related to an average lower state tax rate. The income tax rate increased in fiscal 2012 compared to 2011 due to lower tax exempt interest and the decrease in deductions related to the exercise of stock options during the year.  Tax-exempt leases represented approximately 2.1% of new lease bookings in fiscal 2013, 8.6% in fiscal 2012, and 7.8% during fiscal 2011.

Financial Condition Analysis

Lease Portfolio

During the fiscal year ended June 30, 2013 and 2012, 98% of the total dollar amounts of new leases booked by the Company were held in its own portfolio, compared to 95% during fiscal 2012 and 99% during fiscal 2011.  For the fiscal year ended June 30, 2013, the Company’s net investment in lease receivables increased by $92 million and the investment in estimated residual values decreased by $2.9 million.  The increase in the investment in lease receivables is primarily due to new lease transactions booked and retained by the Company, while the decrease in investment in residual values is due to a lower volume of new leases on which the Company records a residual compared to the volume of residual values recognized at end of term.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions-in-process are made to facilitate the lessees’ property implementation schedule.  The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2013, the Company’s investment in property acquired for transactions-in-process was $11.9 million, down from $18.5 million at June 30, 2012, and down from the $29.2 million at June 30, 2011. The decline in transactions in process is largely due to a change in the nature of direct lease originations to involve less pre-commencement implementation.

California First National Bancorp and Subsidiaries

The Company leases capital assets to businesses and other commercial or non-profit organizations.  All leases are secured by the underlying property being leased.  The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives and avoids risks that do not meet these requirements through the use of non-recourse financing.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases while managing the risk to any one customer.  During the year ended June 30, 2013, two commercial credits each accounted for 11.0% and 7.1% of the aggregate property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 31.8% of leases booked.  In fiscal 2012, two commercial credits each accounted for 7.1% and 5.2% of the aggregate property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 25% of leases booked. In fiscal 2011, one customer accounted for 9% of the aggregate property cost of leases booked during that fiscal year.   At June 30, 2013, two customers accounted for 6.1% and 5.1% of the Company’s net investment in leases, compared to no customer accounting for more than 5% of the lease portfolio at June 30, 2012 and two customers accounting for 5.6% and 5.2% of the lease portfolio at June 30, 2011.

Commercial Loan Portfolio

The Company’s commercial loan portfolio was $74.0 million at June 30, 2013, a 10.8% decrease from $82.9 million at June 30, 2012.  The commercial loan portfolio is comprised primarily of participations in commercial loan syndications where the loans are secured by the borrower and any subsidiary guarantors’ assets.  Commercial loan participations represent 85.3% of the commercial loan portfolio with the remainder of the portfolio comprised of two commercial real estate loans and one revolving line of credit originated directly.  The loan portfolio at June 30, 2013 is distributed among 18 credits with an average balance of $3.3 million and the largest outstanding at $9.6 million. Syndicated loans that the Company characterizes as highly leveraged account for approximately 17% of the commercial loan portfolio.  The following table summarizes the Company’s commercial loan portfolio as of June 30, 2013, 2012 and 2011:

	June 30,
Loan Type	2013	2012	2011
	(dollars in thousands)
Commercial term loans	$65,094	$69,221	$78,353
Commercial real estate loans	9,411	13,504	16,425
Revolving lines of credit	1,841	3,019	2,148
Total commercial loans	76,346	85,744	96,926
Less unearned income and discounts	(394)	(762)	(1,129)
Less allowance for loan losses	(1,972)	(2,072)	(2,072)
Net commercial loans	$73,980	$82,910	$93,725

The estimated repayment of principal on the commercial loan portfolio as of June 30, 2013 is as follows:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
	(dollars in thousands)
Commercial term loans	$65,094	$3,170	$57,236	$4,688
Commercial real estate loans	9,411	1,001	4,002	4,408
Revolving lines of credit	1,841	850	991	-
Principal balance outstanding	$76,346	$5,021	$62,229	$9,096
Loans with predetermined interest rates				$9,411
Loans with floating or adjustable interest rates				$66,935

The investment in leases and loans is diversified geographically, with the Company’s portfolio spread across all fifty states.  At June 30, 2013, Texas (9.3%), California (7.3%), Washington (7.0%), Pennsylvania (5.8%) and Florida (5.7%) were the only states that represented more than 5% of the Company’s net investment in leases and loans.  The Company has no exposure to foreign lessees.  The lease and loan portfolios include companies in a wide spectrum of industries; however, at June 30, 2013 approximately 9% of the Company’s net investment in leases and loans were with hospitals and medical centers, with another 5.9% with other ambulatory health care facilities, compared to 7.8% and 3.2%, respectively, at June 30, 2012.  Public and private colleges, universities, elementary and secondary schools located throughout the United States represented 13% of the portfolio compared to 18% at June 30, 2012.  The healthcare portfolio includes over 65 leases and 5 loans and over 43 different customers, with one hospital representing 2.9% of the net investment.  The educational portfolio includes over 345 leases with 165 different lessees with one college representing over 1% of the net investment. There is also some concentration involving gold and silver mining with 8% of the lease and loan portfolio comprised of these credits.

California First National Bancorp and Subsidiaries

Securities Available-for-Sale

The Company maintains a portfolio of securities to generate interest and investment income from the investment of excess funds depending on lease and loan demand and to provide liquidity.  Total securities available-for-sale were $45.5 million as of June 30, 2013, compared to $63.6 million at June 30, 2012.  The carrying cost and fair value of the Company’s securities portfolio at June 30, 2013 and 2012 is as follows:

	As of June 30, 2013		As of June 30, 2012
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate bonds	$42,435	$43,147	$60,402	$61,174
Municipal bonds	412	436	415	443
Mutual fund investment	1,306	1,250	1,306	1,423
Equity investment	422	689	422	557
Total securities available-for-sale	$44,575	$45,522	$62,545	$63,597

During the fiscal year ended June 30, 2013, the Company’s portfolio of investment securities decreased $18.1 million to $45.5 million.  The decrease during the year related to the maturities and pay downs of $7.5 million and proceeds of $10.5 million resulting from the exercise of call provisions for a pretax gain of $316,000.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2013 the available-for-sale securities portfolio included a $947,000 net unrealized pre-tax gain compared with a net unrealized pre-tax gain of $1.1 million at June 30, 2012.  The weighted-average maturity at June 30, 2013 was 1.0 year and the corresponding weighted-average yield was 3.6 percent.

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

California First National Bancorp and Subsidiaries

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2013	2012	2011	2010	2009
	(in thousands)
Non-accrual leases	$1,614	$529	$1,137	$789	$1,399
Restructured leases and loans	-	-	1,441	8,150	8,437
Leases past due 90 days (other than above)	-	-	45	411	293
Total non-performing assets	$1,614	$529	$2,623	$9,350	$10,129
Non-performing assets as % of net investment in leases and loans before allowances	0.4%	0.2%	0.9%	3.6%	3.5%

Non-performing assets increased slightly during fiscal 2013 due to the addition of leases with one customer that is in bankruptcy but is performing in accordance with restructured terms.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $50,168, $12,248 and $54,723 during fiscal 2013, 2012 and 2011, respectively.  The amount of direct finance income actually recorded on non-performing leases was $195,200, $70,364 and $134,657 during fiscal 2013, 2012 and 2011, respectively.

In addition to the transactions identified as non-performing above, there was $727,000 of investment in leases and $6.5 million of loans at June 30, 2013 which are rated substandard and therefore at higher risk for not being able to meet their existing obligations.  This compared to $882,000 of leases and $8.0 million of loans considered substandard at June 30, 2012.  Although these substandard or doubtful leases and loans have been identified as potential problems, they may never become non-performing.  These potential problem leases and loans are considered in the determination of the allowance for credit losses.  The amount has fluctuated throughout the year ended June 30, 2013 as transactions have been reclassified and potential problems have been identified, with increases offset by payments received, re-classification as non-accrual or actual charge-offs.

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

California First National Bancorp and Subsidiaries

Years Ended June 30,	2013	2012	2011	2010	2009
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$11,938	$18,559	$29,210	$27,088	$12,616
Net investment in leases before allowance	345,753	256,686	226,426	195,067	216,918
Commercial loans, before allowance	75,952	84,982	95,797	66,931	72,402
Net investment in “risk assets”	$433,643	$360,227	$351,433	$289,086	$301,936

Allowance for credit losses at beginning of year	$5,216	$5,060	$4,447	$4,810	$3,901
Charge-off of lease receivables and transactions-in-process	(350)	(51)	(557)	(795)	(779)
Recovery of amounts previously written off	6	207	145	82	13
Provision for credit losses	275	-	1,025	350	1,675
Allowance for credit losses at end of year	$5,147	$5,216	$5,060	$4,447	$4,810

Components of allowance for credit losses:
Allowance for lease losses	$3,164	$3,133	$2,977	$2,682	$3,295
Allowance for loan losses	1,972	2,072	2,072	1,522	1,272
Allowance for transactions in process	11	11	11	243	243
	$5,147	$5,216	$5,060	$4,447	$4,810
Allowance for credit losses as percent of net investment in leases and loans before allowances	1.2%	1.5%	1.6%	1.7%	1.7%
Allowance for credit losses as percent of net investment in “risk assets”	1.2%	1.4%	1.4%	1.5%	1.6%

The allowance for credit losses decreased to $5.1 million (1.2% of net investment in leases and loans) at June 30, 2013 from $5.2 million (1.5% of net investment in leases and loans) at June 30, 2012.  The allowance at June 30, 2013 consisted of $473,000 allocated to specific accounts that were identified as problems and $4.67 million that was available to cover losses inherent in the portfolio.  This compared to $559,000 allocated to specific accounts at June 30, 2012 and $4.66 million that was available to cover losses inherent in the portfolio at such date.  The $86,000 decrease in the allowance allocated to specific accounts related to charge-offs of $350,000 on problem leases offset in part by new specific problems identified.  Based on the above factors, the Company considers the allowance for credit losses of $5.1 million at June 30, 2013 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios.  However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses.  Among other factors, a continued economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.  As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt.  At June 30, 2013 and 2012, the Company’s cash and cash equivalents were $75.5 million and $56.9 million, respectively.  Stockholders’ equity at June 30, 2013 was $180.9 million, or 32.4% of total assets, compared to $196.4 million, or 40.4% of total assets, at June 30, 2012.  At June 30, 2013, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

Deposits at CalFirst Bank totaled $346.0 million at June 30, 2013, up 36.6% from $253.3 million at June 30, 2012 and 26% from $274.8 million at June 30, 2012.  The $92.7 million increase during fiscal 2013 exceeded the increase in the Bank’s growth in the lease and loan portfolio primarily due to the early termination of certain loans during the fourth quarter of fiscal 2013.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Rates paid by the Bank on deposits have declined in varying degrees in response to the general decrease in market rates and the competitive environment.

California First National Bancorp and Subsidiaries

The following table presents average balances and average rates paid on deposits for years ended June 30, 2013, 2012 and 2011:

	Years ended June 30,
	2013			2012			2011
			Average			Average			Average
	Ending	Average	Rate	Ending	Average	Rate	Ending	Average	Rate
	Balance	Balance	Paid	Balance	Balance	Paid	Balance	Balance	Paid
Non-interest bearing demand deposits	$1,402	$1,993	n/a	$1,564	$2,199	n/a	$2,808	$1,467	n/a
Interest-bearing demand deposits	2,205	2,399	0.20%	2,672	2,430	0.27%	1,523	652	0.50%
Savings deposits	68,339	78,922	0.50%	74,921	80,328	0.58%	84,302	71,504	0.98%
Time deposits less than $100,000	53,150	48,317	1.06%	45,316	50,092	1.37%	54,581	54,801	1.81%
Time deposits, $100,000 or more	$220,932	$166,944	1.03%	$128,824	$128,221	1.28%	$131,561	$107,351	1.59%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2013
	Less than	$250,000
	$250,000	or more
	(in thousands)
Under 3 months	$30,686	$10,786
3 – 6 months	38,627	8,171
6 – 12 months	81,980	19,918
After 12 months	65,373	18,541
	$216,666	$57,416

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at June 30, 2013 and 2012.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $4.9 million available under the agreement as of June 30, 2013.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at June 30, 2013 of approximately $97.4 million.

The Company periodically funds certain leases by assigning certain lease term payments to banks or other financial institutions, with the associated financing characterized as non-recourse debt.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt.  At June 30, 2013, the Company had outstanding non-recourse debt aggregating $768,000 relating to property under leases assigned to unaffiliated parties.  In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At June 30, 2013, CalFirst Leasing has a $10 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement, as amended, provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  There were no borrowings under this line of credit as of June 30, 2013.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2013. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses.  Commercial loan commitments are agreements to purchase participation or lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

California First National Bancorp and Subsidiaries

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(dollars in thousands)
Lease property purchases (1)	$71,475	$71,475	$-	$-
Commercial loan and lease purchase commitments	25,909	25,909	-	-
Operating lease rental expense	3,450	634	2,816	-
Total contractual commitments	$100,834	$98,018	$2,816	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At June 30, 2013, the Company had $81.2 million of cash or invested in securities of very short duration, with another $22.6 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $448.4 million consists of leases with fixed rates and loans with fixed and variable rates, however, $208.7 million of such investment is due within one year of June 30, 2013.  This compares to the Bank’s interest bearing deposit liabilities of $344.6 million, of which 75.7%, or $260.7 million, mature within one year.  CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.  Based on the foregoing, at June 30, 2013 the Company had assets of $312.5 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $260.7 million.

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

California First National Bancorp and Subsidiaries

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$75,469	$-	$-	$-	$-	$75,469
Investment securities	5,747	22,607	17,168	2,640	-	48,162
Net investment in leases	39,376	102,350	219,578	10,725	(29,440)	342,589
Commercial loans	66,935	-	9,411	-	(2,366)	73,980
Non-interest earning assets	-	-	-	-	18,703	18,703
Totals	187,527	124,957	246,157	13,365	(13,103)	$558,903
Cumulative total for RSA	$187,527	$312,484	$558,641	$572,006

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$70,544	$-	$-	$-	$1,402	$71,946
Time deposits	41,472	148,696	83,914	-	-	274,082
Non-interest bearing liabilities	-	-	-	-	31,996	31,996
Stockholders' equity	-	-	-	-	180,879	180,879
Totals	$112,016	$148,696	$83,914	$-	$214,277	$558,903
Cumulative total for RSL	$112,016	$260,712	$344,626	$344,626

Interest rate sensitivity gap	$75,511	$(23,739)	$162,243	$13,365
Cumulative GAP	$75,511	$51,772	$214,015	$227,380

RSA divided by RSL (cumulative)	167.41%	119.86%	162.10%	165.98%
Cumulative GAP / total assets	13.51%	9.26%	38.29%	40.68%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
September 26, 2013

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,
ASSETS	2013	2012

Cash and due from banks	$75,469	$56,921
Investments	2,640	3,154
Securities available-for-sale	45,522	63,597
Receivables	1,395	1,597
Property acquired for transactions-in-process	11,927	18,548
Leases and loans:
Net investment in leases	345,753	256,686
Commercial loans	75,952	84,982
Allowance for credit losses	(5,136)	(5,205)
Net investment in leases and loans	416,569	336,463

Property on operating leases, less accumulated depreciation of $65 (2013) and $1,337 (2012)	455	574
Income tax receivable	3,301	880
Other assets	857	1,162
Discounted lease rentals assigned to lenders	768	3,275
	$558,903	$486,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,849	$4,386
Accrued liabilities	2,156	2,799
Demand and savings deposits	71,946	79,157
Time certificates of deposit	274,082	174,140
Short-term borrowings	-	-
Lease deposits	1,648	1,915
Non-recourse debt	768	3,275
Deferred income taxes, net	18,575	24,060
	378,024	289,732

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,447,227 (2013) and 10,433,684 (2012) issued and outstanding	104	104
Additional paid in capital	3,213	3,044
Retained earnings	176,972	192,603
Accumulated other comprehensive income, net of tax	590	688
	180,879	196,439
	$558,903	$486,171

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2013	2012	2011

Direct finance and loan income	$18,995	$20,505	$22,445
Investment interest income	2,408	3,133	3,347
Total direct finance, loan and interest income	21,403	23,638	25,792

Interest expense
Deposits	2,664	2,803	3,403
Borrowings	-	111	210
Net direct finance, loan and interest income	18,739	20,724	22,179
Provision for credit losses	275	-	1,025
Net direct finance, loan and interest income after provision for credit losses	18,464	20,724	21,154

Non-interest income
Operating and sales-type lease income	1,711	2,755	2,127
Gain on sale of leases, loans and leased property	2,278	2,478	2,758
Realized gain on sale of investment securities	316	56	2,342
Other fee income	526	569	642
Total non-interest income	4,831	5,858	7,869

Non-interest expenses
Compensation and employee benefits	8,505	9,037	8,602
Occupancy	922	936	946
Professional services	585	578	518
Other general and administrative	1,598	1,756	2,022
Total non-interest expenses	11,610	12,307	12,088

Earnings before income taxes	11,685	14,275	16,935

Income taxes	4,331	5,372	6,028

Net earnings	$7,354	$8,903	$10,907

Basic earnings per common share	$0.70	$0.85	$1.06

Diluted earnings per common share	$0.70	$0.85	$1.05

Dividends declared per common share outstanding	$2.20	$1.10	$1.00

Average common shares outstanding – basic	10,446,347	10,419,961	10,303,151

Average common shares outstanding – diluted	10,453,361	10,429,359	10,400,589

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended June 30,
	2013	2012	2011

Net earnings	$7,354	$8,903	$10,907

Other comprehensive income/(loss):

Unrealized gain/(loss) on securities available-for-sale	157	(1,265)	467

Reclassification adjustment of realized gain included in net income on securities available-for-sale	(316)	(56)	(2,342)
	(159)	(1,321)	(1,875)

Tax effect	61	502	703

Total other comprehensive income/(loss)	(98)	(819)	(1,172)

Total comprehensive income	$7,256	$8,084	$9,735

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2010	10,240,202	$102	$1,224	$194,543	$2,679	$198,548

Net earnings	-	-	-	10,907	-	10,907
Other comprehensive loss	-	-	-	-	(1,172)	(1,172)

Shares issued – stock options exercised, including tax benefits	177,395	2	1,625	-	-	1,627

Dividends declared	-	-	-	(10,288)	-	(10,288)

Balance, June 30, 2011	10,417,597	104	2,849	195,162	1,507	199,622

Net earnings	-	-	-	8,903	-	8,903
Other comprehensive loss	-	-	-	-	(819)	(819)

Shares issued – stock options exercised	16,087	-	195	-	-	195

Dividends declared	-	-	-	(11,462)	-	(11,462)

Balance, June 30, 2012	10,433,684	104	3,044	192,603	688	196,439

Net earnings	-	-	-	7,354	-	7,354
Other comprehensive loss	-	-	-	-	(98)	(98)

Shares issued – stock options exercised	13,543	-	164	-	-	164

Stock based compensation expense	-	-	5	-	-	5

Dividends declared	-	-	-	(22,985)	-	(22,985)

Balance, June 30, 2013	10,447,227	$104	$3,213	$176,972	$590	$180,879

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$7,354	$8,903	$10,907
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	275	-	1,025
Depreciation and net amortization (accretion)	(679)	(757)	(2,313)
Stock-based compensation expense	5	-	-
Gain on sale of leased property and sales-type lease income	(739)	(1,414)	(1,337)
Net gain recognized on investment securities	(316)	(56)	(2,342)
Deferred income taxes, including income taxes payable	(5,477)	65	7,913
(Increase) decrease in income taxes receivable	(2,421)	498	2,438
Net increase in accounts payable and accrued liabilities	3,820	2,805	818
Other, net	(55)	(107)	(1,466)
Net cash provided by operating activities	1,767	9,937	15,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(303,445)	(185,574)	(255,115)
Payments received on lease receivables and loans	225,591	174,285	191,802
Proceeds from sales of leased property and sales-type leases	6,545	6,151	5,258
Purchase of investment securities	-	(21,960)	(24,346)
Pay down on investment securities	7,515	16,472	3,905
Proceeds from sale of investment securities	10,425	3,067	25,950
Net decrease (increase) in other assets	240	(14)	25
Net cash used for investing activities	(53,129)	(7,573)	(52,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	99,942	(12,002)	46,154
Net (decrease) increase in demand and savings deposits	(7,211)	(9,476)	22,699
Net (decrease) increase in short-term borrowings	-	(10,000)	10,000
Net decrease in long-term borrowings	-	-	(10,000)
Dividends to stockholders	(22,985)	(11,462)	(10,288)
Proceeds from exercise of stock options	164	195	1,627
Net cash provided by (used for) financing activities	69,910	(42,745)	60,192

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,548	(40,381)	23,314
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,921	97,302	73,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,469	$56,921	$97,302

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(2,507)	$(5,173)	$(5,890)
Estimated residual values recorded on leases	$(2,050)	$(2,590)	$(4,440)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid (refunds received) during the year for:
Interest	$2,640	$3,063	$3,619
Income Taxes	$12,229	$4,859	$(4,730)

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corp. (“CalFirst Leasing”).  The primary business of the Company is leasing and financing capital assets, while CalFirst Bank also participates in the syndicated commercial loan market, provides business loans to fund the purchase of assets leased by third parties, and offers commercial loans directly to businesses.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.  All banking and other operations are conducted from one central location.

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, and money market accounts, all of which have initial maturities of less than ninety days.  Included in cash and cash equivalents at June 30, 2013 and 2012 was $31,748,114 and $14,971,683, respectively, that was held by the Bank.

Securities

Securities are designated at the time of acquisition as available for sale or held to maturity.  Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk, or in response to changes in interest rates, changes in prepayment rates, changes in market conditions or changes in economic factors are classified as available for sale and carried at fair values.  Net aggregate unrealized gains or losses are reported, net of taxes, as a component of comprehensive income.  Securities that the Company has the intent and ability to hold until maturity are classified as Investments “held-to-maturity” and are stated at cost adjusted for amortization of premium or accretion of discount.  The Company does not have any securities classified as trading.

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

California First National Bancorp and Subsidiaries

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2013	2012	2011
	(in thousands, except share and per share amounts)
Net earnings	$7,354	$8,903	$10,907
Weighted average number of common shares outstanding assuming no exercise of outstanding options	10,446,347	10,419,961	10,303,151
Dilutive stock options using the treasury stock method	7,014	9,398	97,438
Dilutive common shares outstanding	10,453,361	10,429,359	10,400,589
Basic earnings per common share	$0.70	$0.85	$1.06
Diluted earnings per common share	$0.70	$0.85	$1.05

The Company did not have any antidilutive stock options in its calculation of diluted earnings per share for the years ended June 30, 2013, 2012 and 2011.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income ("ASU 2013-02"). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of AOCI in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will adopt ASU 2013-02 for its first quarter of fiscal 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("2011-11"). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2011 and 2012 financial statements to conform to the presentation of the fiscal 2013 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2013		June 30, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(dollars in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	771	771	1,123	1,123
Mortgage-backed investments	214	233	376	377
	$2,640	$2,659	$3,154	$3,155

California First National Bancorp and Subsidiaries

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

The mortgage-backed investments consist of one U.S. agency issued security.  The Company has determined that it has the ability to hold this investment until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the security at amortized cost.

Note 3 - Securities Available for Sale:

The amortized cost, fair value, and carrying value of available-for-securities were as follows:

	at June 30, 2013
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$42,435	$712	$-	$43,147
Municipal bonds	412	24	-	436
Mutual fund investments	1,306	-	(56)	1,250
Equity investments	422	267	-	689
Total securities available-for-sale	$44,575	$1,003	$(56)	$45,522

	at June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$60,402	$1,081	$(309)	$61,174
Municipal bonds	415	28	-	443
Mutual fund investments	1,306	117	-	1,423
Equity investments	422	135	-	557
Total securities available-for-sale	$62,545	$1,361	$(309)	$63,597

The $56,000 unrealized loss at June 30, 2013 is attributable primarily to lower values related to the increase in interest rates beginning in May 2013, and not credit quality, and because the Company has the intent to hold these securities and more likely than not will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013. At June 30, 2012, the Company had an unrealized loss totaling $309,000 for different securities that was not considered other-than-temporary as of June 30, 2012.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due three months or less	$3,800	$3,808
Due after three months but less than one year	22,389	22,607
Due after one year but less than 5 years	16,658	17,168
Due after five years	-	-
No stated maturity	1,728	1,939
Total securities available-for-sale	$44,575	$45,522

The following table presents the Company’s gross realized gains and gross realized losses on available-for-sale securities.  These gains and losses were recognized using the specific identification method and were included in non-interest income.

California First National Bancorp and Subsidiaries

(in thousands)	Available-for-sale
	For the years ended June 30,
	2013	2012	2011
Gross realized gains	$316	$56	$2,342
Gross realized losses	-	-	-
Other than temporary impairment	-	-	-
Total	$316	$56	$2,342

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at June 30, 2013 and 2012.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2013
Mutual fund investments	$(56)	$1,250	$-	$-	$(56)	$1,250
Total	$(56)	$1,250	$-	$-	$(56)	$1,250

At June 30, 2012
Corporate bonds	$(309)	$20,451	$-	$-	$(309)	$20,451
Total	$(309)	$20,451	$-	$-	$(309)	$20,451

At June 30, 2013 and 2012, there were no securities pledged to secure borrowings from the FHLB.

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2013	2012
	(in thousands)
Other lessee receivables	$557	$312
Accrued interest	838	1,285
	$1,395	$1,597

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
(in thousands)	2013	2012

Minimum lease payments receivable	$357,942	$258,877
Estimated residual value	14,087	17,270
Less unearned income	(26,276)	(19,461)
Net investment in leases before allowances	345,753	256,686
Less allowance for lease losses	(2,916)	(3,052)
Less valuation allowance for estimated residual value	(248)	(81)
Net investment in leases	$342,589	$253,553

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income and discounts includes the offset of initial direct costs of $2.6 million and $3.6 million at June 30, 2013 and 2012, respectively.

California First National Bancorp and Subsidiaries

At June 30, 2013, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

(in thousands)	Lease	Estimated
Years ending June 30,	Receivable	Residual Value	Total
2014	$136,993	$4,732	$141,725
2015	106,908	1,737	108,645
2016	59,268	3,098	62,366
2017	25,813	3,663	29,476
2018	11,323	857	12,180
Thereafter	17,637	-	17,637
	357,942	14,087	372,029
Less unearned income	(24,229)	(2,047)	(26,276)
Less allowances	(2,916)	(248)	(3,164)
	$330,797	$11,792	$342,589

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 4.75% to 6.00%.  Maturities of such obligations at June 30, 2013 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2014	$423
2015	180
2016	116
2017	8
Total non-recourse debt	727
Deferred interest expense	41
Discounted lease rentals assigned to lenders	$768

Deferred interest expense of $41,000 at June 30, 2013 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $768,000 using the effective yield method over the applicable lease term.

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
(in thousands)	2013	2012

Commercial term loans	$65,094	$69,221
Commercial real estate loans	9,411	13,504
Revolving lines of credit	1,841	3,019
Total commercial loans	76,346	85,744
Less unearned income and discounts net of initial direct costs	(394)	(762)
Less allowance for loan losses	(1,972)	(2,072)
Net commercial loans	$73,980	$82,910

California First National Bancorp and Subsidiaries

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases and commercial loans, transactions-in-process and unfunded loan commitments.  A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

(in thousands)	June 30,
	2013	2012
Allowance for credit losses at beginning of year	$5,216	$5,060
Charge-off of leases	(350)	(51)
Charge-off of transactions-in-process	-	-
Recovery of amounts previously written off	6	207
Provision for credit losses	275	-
Allowance for credit losses at end of year	$5,147	$5,216
Components:
Allowance for lease losses	$2,916	$3,052
Residual valuation allowance	248	81
Allowance for loan losses	1,972	2,072
Allowance for losses on transactions-in-process	11	11
	$5,147	$5,216
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.2%	1.5%

In addition to the allowance for credit losses, the Company has recorded a liability for unfunded loan commitments of $25,000 at June 30, 2013 and 2012.

Note 8 – Credit Quality of Financing Receivables:

The following tables provide information on the credit profile of the components of the portfolio and allowance for credit losses related to “financing receivables” as defined under Topic 310, Receivables.  This disclosure on “financing receivables” covers the Company’s direct finance and sales-type leases and all commercial loans, but does not include operating leases and transactions in process.   The portfolio is disaggregated into segments and classifications appropriate for assessing and monitoring the portfolios’ risk and performance. This disclosure does not encompass all risk assets or the entire allowance for credit losses.

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

California First National Bancorp and Subsidiaries

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of June 30, 2013:
Pass	$256,360	$81,730	$64,366	$3,616	$406,072
Special Mention	5,264	200	2,182	887	8,533
Substandard	1,499	615	-	4,901	7,015
Doubtful	73	12	-	-	85
	$263,196	$82,557	$66,548	$9,404	$421,705
Non-accrual	$1,591	$23	$-	$-	$1,614

As of June 30, 2012:
Pass	$158,130	$85,699	$64,091	$2,955	$310,875
Special Mention	10,095	1,188	7,410	2,495	21,188
Substandard	683	770	-	8,031	9,484
Doubtful	119	2	-	-	121
	$169,027	$87,659	$71,501	$13,481	$341,668
Non-accrual	$161	$368	$-	$-	$529

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of June 30, 2013:
Commercial Leases	$113	$-	$113	$263,083	$263,196	$-
Education, Government, Non-profit Leases	-	-	-	82,557	82,557	-
Commercial and Industrial Loans	-	-	-	66,548	66,548	-
Commercial Real Estate Loans	-	-	-	9,404	9,404	-
	$113	$-	$113	$421,592	$421,705	$-

As of June 30, 2012:
Commercial Leases	$-	$-	$-	$169,027	$169,027	$-
Education, Government, Non-profit Leases	-	-	-	87,659	87,659	-
Commercial and Industrial Loans	-	-	-	71,501	71,501	-
Commercial Real Estate Loans	-	-	-	13,481	13,481	-
	$-	$-	$-	$341,668	$341,668	$-

California First National Bancorp and Subsidiaries

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of June 30, 2013 and 2012:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of June 30, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,236	$897	$1,561	$511	$5,205
Charge-offs	(71)	(279)	-	-	(350)
Recoveries	6	-	-	-	6
Provision	375	-	-	(100)	275
Balance end of period	$2,546	$618	$1,561	$411	$5,136

Individually evaluated for impairment	$330	$111	$-	$-	$441
Collectively evaluated for impairment	2,216	507	1,561	411	4,695
Total ending allowance balance	$2,546	$618	$1,561	$411	$5,136

Finance receivables
Individually evaluated for impairment	$1,926	$627	$-	$-	$2,553
Collectively evaluated for impairment	261,270	81,930	66,548	9,404	419,152
	$263,196	$82,557	$66,548	$9,404	$421,705

As of June 30, 2012:
Allowance for lease and loan losses
Balance beginning of period	$2,080	$897	$1,561	$511	$5,049
Charge-offs	(51)	-	-	-	(51)
Recoveries	207	-	-	-	207
Provision	-	-	-	-	-
Balance end of period	$2,236	$897	$1,561	$511	$5,205

Individually evaluated for impairment	$292	$226	$-	$-	$518
Collectively evaluated for impairment	1,944	671	1,561	511	4,687
Total ending allowance balance	$2,236	$897	$1,561	$511	$5,205

Finance receivables
Individually evaluated for impairment	$1,855	$772	$-	$-	$2,627
Collectively evaluated for impairment	167,172	86,887	71,501	13,481	339,041
Total ending finance receivable balance	$169,027	$87,659	$71,501	$13,481	$341,668

Note 9 – Borrowings:

At June 30, 2013, CalFirst Leasing had a $10 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The line is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability.  No borrowings have been made under this line of credit as of June 30, 2013.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At June 30, 2013, there were no borrowings from the FHLB with available borrowing capacity of $4.9 million related to qualifying real estate loans of $7.2 million, and no borrowings from the FRB with borrowing availability of approximately $97.4 million secured by $129.9 million of lease receivables.

California First National Bancorp and Subsidiaries

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

Note 10 – Deposits:

The composition of deposits is as follows:

	June 30, 2013		June 30, 2012
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$1,402	0.4%	$1,564	0.6%

Interest-bearing deposits
Demand deposits	2,205	0.6%	2,672	1.0%
Savings deposits	68,339	19.8%	74,921	29.6%
Time certificates of deposits	274,082	79.2%	174,140	68.8%
Total Deposits	$346,028	100.0%	$253,297	100.0%

Included in savings deposits at June 30, 2013 is a deposit in the amount of $11.2 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company.  The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of $250,000 or more amounted to $57.4 million and $30.7 million at June 30, 2013 and 2012, respectively.

At June 30, 2013, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2014	$190,168
2015	54,770
2016	29,144
Thereafter	-
Total time certificates of deposit	$274,082

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

California First National Bancorp and Subsidiaries

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2013, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2013 and 2012:

(in thousands) Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of June 30, 2013
Corporate bonds	$43,147	$-	$43,147	$-
Municipal bonds	436	-	436	-
Mutual fund investment	1,250	1,250	-	-
Equity investment	689	689	-	-
	$45,522	$1,939	$43,583	$-

As of June 30, 2012
Corporate bonds	$61,174	$-	$61,174	$-
Municipal bonds	443	-	443	-
Mutual fund investment	1,423	1,423	-	-
Equity investment	557	557	-	-
	$63,597	$1,980	$61,617	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at June 30, 2013 and 2012.

Note 12 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2013, and June 30, 2012, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

California First National Bancorp and Subsidiaries

For cash and cash equivalents and demand deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Note 11.  The fair value of loan participations that trade regularly in the secondary market is based upon current bid prices in such market at the measurement date and are classified as Level II in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cashflow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level III in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level III in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	June 30, 2013		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$75,469	$75,469	$56,921	$56,921
Investments	2,640	2,659	3,154	3,155
Securities available-for-sale investment	45,522	45,522	63,597	63,597
Commercial loans participations	64,987	65,226	71,478	70,876
Other commercial loans	8,993	8,935	11,432	11,862

Financial Liabilities:
Demand and savings deposits	71,946	71,946	79,157	79,157
Time certificate of deposits	$274,082	$274,449	$174,140	$174,356

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

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2013	2012	2011
	(in thousands)
Current tax (benefit) expense:
Federal	$8,890	$4,145	$(159)
State	721	1,399	1,270
	9,611	5,544	1,111
Deferred tax (benefit) expense:
Federal	(5,083)	528	5,375
State	(197)	(700)	(458)
	(5,280)	(172)	4,917
	$4,331	$5,372	$6,028

At June 30, 2013 and 2012, the Company had an income taxes receivable balance of $3,301,000 and $880,000 respectively.

California First National Bancorp and Subsidiaries

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.  Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2013	2012
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$19,808	$24,511
Deferred selling expenses	1,053	1,483
Other investments	210	218
Depreciation, other	0	550
Total liabilities	21,071	26,762
Deferred income tax assets:
Allowances and reserves	(2,120)	(2,149)
Depreciation, Other	(37)	0
State income taxes	(314)	(516)
Stock-based compensation	(25)	(37)
Total assets	(2,496)	(2,702)
Net deferred income tax liabilities	$18,575	$24,060

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2013	2012	2011
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	4.41	4.77	4.83
Other, mainly tax exempt leases	(2.31)	(2.17)	(4.23)
Effective rate	37.10%	37.60%	35.60%

As of June 30, 2013, there was $310,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2013, accrued penalties and interest on unrecognized tax benefits are estimated to be $57,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2013	2012
	(dollars in thousands)
Balance, beginning of period	$239	$709
Increase for tax positions in current year	76	78
Increase (decrease) for tax positions taken in prior years	6	(200)
Lapse of statute of limitations	(22)	(250)
Increase (decrease) for interest and penalties	11	(98)
Balance, end of period	$310	$239

At June 30, 2013, the change in the liability for uncertain tax positions and unrecognized tax benefits primarily related to a change in the estimate of certain state tax liabilities.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including additions related to current year tax positions, the expiration of the statute of limitations on open tax years, status of examinations and changes in management’s judgment.  The Company is subject to U.S. Federal income tax jurisdiction as well as multiple state and local jurisdictions as a result of doing business in most states.  The Company’s Federal tax returns are subject to examination from 2010 to the present, while state income tax returns are generally open from 2009 forward, and vary by individual state statutes of limitation.

California First National Bancorp and Subsidiaries

Note 14 – Capital Structure and Stock-based Compensation:

At June 30, 2013, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

In fiscal 2013, the Company issued a grant for 10,000 shares.  Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.  As allowed per ASC 718, the fair value of this grant is estimated on the grant date using the Black-Scholes option pricing model with these assumptions:

Risk free interest rate	1.60%
Option life (in years)	10
Dividend yield	7.04%
Volatility	32.68%
Fair value	$2.21

The Company had stock-based compensation expense for the years ended June 30, 2013 of $5,000 and none recognized in fiscal year 2012 and 2011.  As of June 30, 2013, the Company had $18,000 of unrecognized stock-based compensation expense.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	26,240	$12.19	42,327	$12.17	219,722	$7.90
Exercised	(13,543)	12.13	(16,087)	12.13	(177,395)	6.88
Granted	10,000	16.00	-	-	-	-
Options outstanding at end of year	22,697	$13.91	26,240	$12.19	42,327	$12.17
Options exercisable at end of year	12,697		26,240		42,327
Shares available for issuance	1,906,175		1,811,838		1,707,622

As of June 30, 2013
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.96	-	12.49	12,697	0.54	$12.26	12,697	$12.26
16.00	-	16.00	10,000	9.08	16.00	-	-
$ 9.96	-	16.00	22,697	4.30	$13.91	12,697	$12.26

At June 30, 2013, the aggregate intrinsic value of options outstanding and options exercisable were $53,835.  The total intrinsic value of options exercised during the year ended June 30, 2013, 2012 and 2011 was $50,809, $44,249 and $1,302,678, respectively.

California First National Bancorp and Subsidiaries

Note 15 – Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company’s financial statements.  The Company currently is required to maintain (i) Tier 1 risk-based capital equal to at least six percent (6%) of its risk-weighted assets; (ii) total risk-based capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent (10%) of risk-weighted assets; and (iii) a minimum Tier 1 "leverage ratio" (measuring Tier 1 risk-based capital as a percentage of adjusted total assets) of at least five percent (5%).  CalFirst Bank is subject to risk-based and leverage capital requirements mandated by the Office of the Comptroller of the Currency.  The Bank is required to maintain (i) a minimum ratio of Tier 1 risk-based capital to risk-adjusted assets of four percent (4%) and (ii) a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent (8%). In connection with a plan to expand its commercial lease portfolio, the Bank is required to maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015.

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2013 and 2012.  At June 30, 2013, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2013		2012
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$180,289	32.9%	$195,751	39.5%
Total risk-based capital	$185,436	33.8%	$200,967	40.5%
Tier 1 leverage capital	$180,289	32.1%	$195,751	40.7%

California First National Bank
Tier 1 risk-based capital	$97,699	20.4%	$82,738	19.9%
Total risk-based capital	$102,358	21.4%	$86,840	20.8%
Tier 1 leverage capital	$97,699	20.4%	$82,738	22.4%

Note 16 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement.  At June 30, 2013 and 2012, the Company had approved lease and loan commitments of $97.4 million and $116.8 million, respectively.  These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed.  The Company does not issue standby letters of credit.

Leases

On March 13, 2013, the Company entered into a new office lease agreement for office space commencing on September 1, 2013 for a term of five years that expires in fiscal 2018 with base lease payments over the term of $3.2 million.  Rent expense for a prior office lease was $922,000 (2013), $935,000 (2012) and $946,000 (2011).

Years ending June 30,	Future minimum lease payments (in thousands)
2014	$634
2015	630
2016	656
2017	689
Thereafter	841
$3,450

California First National Bancorp and Subsidiaries

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities.  Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of $117,964 (2013), $106,939 (2012) and $117,842 (2011).

Note 17 – Segment Reporting:

The Company’s leasing subsidiary, CalFirst Leasing, and banking subsidiary, CalFirst Bank, are considered to be two different business segments.  The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).  Below is a summary of each segment’s financial results for 2013, 2012 and 2011:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
(in thousands)
Year end June 30, 2013
Total direct finance, loan and interest income	$16,905	$4,493	$5	$21,403
Net direct finance, loan and interest income after provision for credit losses	$13,590	$4,869	$5	$18,464
Non-interest income	$2,020	$2,811	$-	$4,831
Net earnings	$4,960	$2,817	$(423)	$7,354
Total assets	$464,864	$89,342	$4,697	$558,903

Year end June 30, 2012
Total direct finance, loan and interest income	$16,108	$7,451	$79	$23,638
Net direct finance, loan and interest income after provision for credit losses	$12,673	$7,972	$79	$20,724
Non-interest income	$448	$5,410	$-	$5,858
Net earnings	$4,533	$4,891	$(521)	$8,903
Total assets	$375,207	$129,878	$(18,914)	$486,171

Year end June 30, 2011
Total direct finance, loan and interest income	$16,542	$8,983	$267	$25,792
Net direct finance, loan and interest income after provision for credit losses	$12,304	$8,583	$267	$21,154
Non-interest income	$2,054	$5,759	$56	$7,869
Net earnings	$6,706	$4,104	$97	$10,907
Total assets	$381,092	$139,597	$3,726	$524,415

California First National Bancorp and Subsidiaries

Note 18 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2013 and 2012 and for the years ended June 30, 2013, 2012 and 2011 are presented as follows:

Condensed Balance Sheets	June 30,
(in thousands)	2013	2012
ASSETS
Cash and cash equivalents	$4,584	$6,247
Investments and marketable securities	-	-
Intercompany receivable	106	150
Investment in banking subsidiary	98,155	83,192
Investment in nonbanking subsidiaries	74,450	71,734
Intercompany note receivable	3,682	35,864
Other assets	1,203	851
Premises and other fixed assets	193	168
	$182,373	$198,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued liabilities	$421	$1,218
Intercompany payable	137	171
Income taxes payable- deferred	936	378
	1,494	1,767
Stockholders' equity
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized; 10,447,227 (2013) and 10,433,684 (2012) issued and outstanding	104	104
Additional paid in capital	3,213	3,044
Retained earnings	176,972	192,603
Other comprehensive income, net of tax	590	688
	180,879	196,439
	$182,373	$198,206

Condensed Statements of Earnings	Years Ended June 30,
(in thousands)	2013	2012	2011
Income:
Dividends from non-bank subsidiary	$-	$-	$-
Management fee income bank subsidiary	336	123	174
Management fee income non-bank subsidiaries	628	676	795
Interest income non-bank subsidiaries	331	648	774
Other interest income	5	78	267
Gain (loss) on investment securities	-	-	55
	1,300	1,525	2,065

Non-interest Expenses:
Salaries & benefits	1,332	1,202	1,182
Occupancy	142	152	94
Professional services	282	243	225
Other general & administrative	171	187	204
	1,927	1,784	1,705

Income (Loss) before taxes and equity in undistributed earnings of subsidiaries	(627)	(259)	360
Income tax expense (benefit)	(204)	262	263
Equity in undistributed earnings of subsidiaries	7,777	9,424	10,810
Net Income	$7,354	$8,903	$10,907

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	Years Ended June 30,
(in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,354	$8,903	$10,907
Adjustments to reconcile net earnings to cash flows:
Amortization of premiums or discounts on securities, net	-	1	32
Net (gain) loss recognized on investment securities	-	-	(55)
Deferred income taxes	558	(290)	(1,098)
Equity in undistributed earnings of subsidiaries	(7,777)	(9,424)	(10,810)
Net change in other liabilities	(797)	134	153
Net change in other assets	(347)	318	2,509
Other, net	(25)	(157)	16
Net cash (used for) provided by operating activities	(1,034)	(515)	1,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities	-	2,270	6,971
Payments for investments in and (advances to) subsidiaries	22,192	9,345	(784)
Net cash provided by investing activities	22,192	11,615	6,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	164	195	1,627
Dividends paid	(22,985)	(11,462)	(10,288)
Net cash used for financing activities	(22,821)	(11,267)	(8,661)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,663)	(167)	(820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,247	6,414	7,234
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,584	$6,247	$6,414

Note 19 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2013 and 2012 is as follows:

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands except per share amounts)
2013
Direct finance, loan and interest income	$5,394	$5,250	$5,442	$5,318
Net direct finance, loan and interest income after provision for credit losses	4,548	4,647	4,735	4,535
Non-interest income	978	1,248	1,754	851
Net earnings	$1,538	$1,810	$2,101	$1,906

Basic earnings per common share	$0.15	$0.17	$0.20	$0.18
Diluted earnings per common share	$0.15	$0.17	$0.20	$0.18
Dividends declared per common share	$-	$2.20	$-	$-

2012
Direct finance, loan and interest income	$6,123	$5,925	$5,761	$5,829
Net direct finance, loan and interest income after provision for credit losses	5,241	5,117	5,125	5,241
Non-interest income	1,852	1,313	1,399	1,294
Net earnings	$2,488	$2,062	$2,118	$2,236

Basic earnings per common share	$0.24	$0.20	$0.20	$0.21
Diluted earnings per common share	$0.24	$0.20	$0.20	$0.21
Dividends declared per common share	$-	$1.10	$-	$-

California First National Bancorp and Subsidiaries

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.

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

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	60

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	61

32.0	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	62

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By	/s/ S. Leslie Jewett	Date: September 25, 2013
S. Leslie Jewett Executive Vice President (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 25, 2013
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 25, 2013
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Executive Vice President	September 25, 2013
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 24, 2013
Michael H. Lowry

/s/ Harris Ravine	Director	September 24, 2013
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 24, 2013
Danilo Cacciamatta