Form 10-Q
period 2013-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2013-11-14
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 Executive Park, Suite 300 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:            (949) 255-0500

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

 Yes [   ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 11, 2013 was 10,447,227.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS

Cash and due from banks	$78,791	$75,469
Investments	2,450	2,640
Securities available-for-sale	41,431	45,522
Receivables	2.120	1,395
Property acquired for transactions in process	20,360	11,927
Leases and loans:
Net investment in leases	337,030	345,753
Commercial loans	72,176	75,952
Allowance for credit losses	(5,142)	(5,136)
Net investment in leases and loans	404,064	416,569

Net property on operating leases	337	455
Income taxes receivable	376	3,301
Other assets	712	857
Discounted lease rentals assigned to lenders	633	768
	$551,274	$558,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$5,122	$8,849
Accrued liabilities	2,489	2,156
Demand and savings deposits	70,725	71,946
Time certificates of deposit	271,067	274,082
Lease deposits	1,846	1,648
Non-recourse debt	633	768
Deferred income taxes, net	16,732	18,575
	368,614	378,024

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,447,227 (September 2013) and 10,447,227 (June 2013) issued and outstanding	104	104
Additional paid in capital	3,214	3,213
Retained earnings	178,803	176,972
Accumulated other comprehensive income	539	590
	182,660	180,879
	$551,274	$558,903

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except for per share amounts)

	Three Months Ended September 30,
	2013	2012

Direct finance and loan income	$4,586	$4,706
Investment interest income	426	688
Total direct finance, loan and interest income	5,012	5,394

Interest expense on deposits	792	571
Net direct finance, loan and interest income	4,220	4,823
Provision for credit losses	-	275
Net direct finance, loan and interest income after provision for credit losses	4,220	4,548

Non-interest income
Operating and sales-type lease income	499	544
Gain on sale of leases, loans and leased property	781	313
Other fee income	132	121
Total non-interest income	1,412	978

Non-interest expenses
Compensation and employee benefits	1,747	2,240
Occupancy	205	234
Professional services	156	155
Other general and administrative	551	387
Total non-interest expenses	2,659	3,016

Earnings before income taxes	2,973	2,510

Income taxes	1,142	972

Net earnings	$1,831	$1,538

Basic earnings per common share	$0.18	$0.15

Diluted earnings per common share	$0.18	$0.15

Average common shares outstanding – basic	10,447,227	10,443,738

Average common shares outstanding – diluted	10,450,901	10,450,687

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2013	2012

Net earnings	$1,831	$1,538

Other comprehensive income (loss)

Unrealized (losses) gains on securities available-for-sale	(84)	964
Tax effect	33	(339)

Total other comprehensive (loss) income	(51)	625

Total comprehensive income	$1,780	$2,163

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,831	$1,538
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	-	275
Depreciation and net amortization (accretion)	(45)	(145)
Stock-based compensation expense	1	1
Gain on sale of leased property and sales-type lease income	(373)	(67)
Deferred income taxes, including income taxes payable	(1,807)	(324)
Decrease in income taxes receivable	2,925	681
Net decrease in accounts payable and accrued liabilities	(3,394)	(592)
Other, net	(415)	(2,892)
Net cash used for operating activities	(1,277)	(1,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(50,060)	(65,553)
Payments received on lease receivables and loans	53,091	50,359
Proceeds from sales of leased property and sales-type leases	1,686	2,096
Pay down on investment securities	3,990	2,158
Net decrease in other assets	128	60
Net cash provided by (used for) investing activities	8,835	(10,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(3,015)	2,608
Net decrease in demand and savings deposits	(1,221)	(1,799)
Proceeds from exercise of stock options	-	165
Net cash (used for) provided by financing activities	(4,236)	974

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,322	(11,431)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,469	56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,791	$45,490

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(135)	$(843)
Estimated residual values recorded on leases	$(856)	$(1,101)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the three month period for:
Interest	$802	$577
Income Taxes	$24	$615

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three months ended September 30, 2012

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

Net earnings	-	-	-	1,538	-	1,538
Other comprehensive income	-	-	-	-	625	625

Shares issued - Stock options exercised	13,543	-	165	-	-	165

Stock based compensation expense	-	-	1	-	-	1

Balance, September 30, 2012	10,447,227	$104	$3,210	$194,141	$1,313	$198,768

Three months ended September 30, 2013

Balance, June 30, 2013	10,447,227	$104	$3,213	$176,972	$590	$180,879

Net earnings	-	-	-	1,831	-	1,831
Other comprehensive income	-	-	-	-	(51)	(51)

Stock based compensation expense	-	-	1	-	-	1

Balance, September 30, 2013	10,447,227	$104	$3,214	$178,803	$539	$182,660

The accompanying notes are an integral part
of these consolidated financial statements.

 CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2013. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2013 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2013 and for the year then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2013 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended September 30, 2013 and 2012. The results of operations for the three-month period ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2014.

Certain reclassifications have been made to the fiscal 2013 financial statements to conform to the presentation of the fiscal 2014 financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income ("ASU 2013-02"). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of AOCI in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 for its first quarter of fiscal 2014. Adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2013, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2013 Annual Report on Form 10-K.  Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarters ended September 30, 2013 and 2012, the Company recognized pre-tax stock-based compensation expense of $1,000 in each respective quarter. Such expense related to options granted during fiscal 2013.  The Company has not awarded any new grants in fiscal 2014 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718.  The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant.  As of September 30, 2013, approximately $17,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 46 months.

The following table summarizes the stock option activity for the periods indicated:

	Three months ended
	September 30, 2013		September 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	22,697	$13.91	26,240	$12.19
Granted	-	-	10,000	16.00
Exercised	-	-	(13,543)	12.13
Canceled/expired	-	-	-	-
Options outstanding at end of period	22,697	$13.91	22,697	$13.91
Options exercisable at end of period	14,697		12,697

As of September 30, 2013
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.96	-	$12.49	12,697	0.29	$12.26	12,697	$12.26
16.00	-	16.00	10,000	8.83	16.00	2,000	16.00
$9.96	-	$16.00	22,697	4.05	$13.91	14,697	$12.77

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2013, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013:

(in thousands) Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of September 30, 2013
Corporate bonds	$39,086	$-	$39,086	$-
Municipal bonds	435	-	435	-
Mutual fund investments	1,187	1,187	-	-
Equity investment	723	723	-	-
	$41,431	$1,910	$39,521	$-

As of June 30, 2013
Corporate bonds	$43,147	$-	$43,147	$-
Municipal bonds	436	-	436	-
Mutual fund investment	1,250	1,250	-	-
Equity investment	689	689	-	-
	$45,522	$1,939	$43,583	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at September 30, 2013 and June 30, 2013.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of September 30, 2013, and June 30, 2013, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2013		June 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$78,791	$78,791	$75,469	$75,469
Investments	2,450	2,461	2,640	2,659
Securities available-for-sale	41,431	41,431	45,522	45,522
Commercial loan participations	61,305	61,522	64,987	65,226
Other commercial loans	8,899	8,860	8,993	8,935
Financial Liabilities:
Demand and savings deposits	70,725	70,725	71,946	71,946
Time certificate of deposits	$271,067	$271,332	$274,082	$274,449

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	September 30, 2013		June 30, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,655	$1,655	$1,655	$1,655
Federal Home Loan Bank Stock	671	671	771	771
Mortgage-backed investments	124	135	214	233
	$2,450	$2,461	$2,640	$2,659

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

The mortgage-backed investments consist of a U.S. agency issued security.  The Company has determined that it has the ability to hold this investment until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the security at amortized cost.

NOTE 7 – SECURITIES AVAILABLE-FOR-SALE:

The amortized cost, fair value, and carrying value of securities were as follows:

	at September 30, 2013
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$38,433	$653	$-	$39,086
Municipal bonds	412	23	-	435
Mutual fund investments	1,306	-	(119)	1,187
Equity investments	422	301	-	723
Total securities available-for-sale	$40,573	$977	$(119)	$41,431

	at June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$42,435	$712	$-	$43,147
Municipal bonds	412	24	-	436
Mutual fund investments	1,306	-	(56)	1,250
Equity investments	422	267	-	689
Total securities available-for-sale	$44,575	$1,003	$(56)	$45,522

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$27,250	$27,515
Due after one year but less than 5 years	11,595	12,006
Due after five years	-	-
No stated maturity	1,728	1,910
Total securities available-for-sale	$40,573	$41,431

As of September 30, 2013 and 2012 the Company had no gross realized gains, losses or other than temporary impairments of available-for-sale securities.

The following table presents the fair value and associated gross unrealized loss on an available-for-sale security with a gross unrealized loss at September 30, 2013 and June 30, 2013.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At September 30, 2013
Mutual fund investment	$(119)	$1,187	$-	$-	$(119)	$1,187
Total	$(119)	$1,187	$-	$-	$(119)	$1,187

At June 30, 2013
Mutual fund investment	$(56)	$1,250	$-	$-	$(56)	$1,250
Total	$(56)	$1,250	$-	$-	$(56)	$1,250

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. As of September 30, 2013, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30, 2013	June 30, 2013
	(in thousands)
Minimum lease payments receivable	$348,212	$357,942
Estimated residual value	13,800	14,087
Less unearned income	(24,982)	(26,276)
Net investment in leases before allowances	337,030	345,753
Less allowance for lease losses	(2,919)	(2,916)
Less valuation allowance for estimated residual value	(251)	(248)
Net investment in leases	$333,860	$342,589

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $2.6 million at September 30, 2013 and at June 30, 2013.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30, 2013	June 30, 2013
	(in thousands)
Commercial term loans	$62,287	$65,094
Commercial real estate loans	9,316	9,411
Revolving lines of credit	948	1,841
Total commercial loans	72,551	76,346
Less unearned income and discounts	(375)	(394)
Less allowance for loan losses	(1,972)	(1,972)
Net commercial loans	$70,204	$73,980

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $10.0 million at September 30, 2013 and $12.0 million at June 30, 2013. The Company has a recorded liability for unfunded loan commitments of $25,000 at September 30, 2013 and June 30, 2013 related to such commitments.

NOTE 10 – CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following tables provide information on the credit profile of the components of the portfolio and allowance for credit losses related to “financing receivables” as defined under ASC Topic 310, Receivables.  This disclosure on “financing receivables” covers the Company’s direct finance and sales-type leases and all commercial loans, but does not include operating leases and transactions in process.   The portfolio is disaggregated into segments and classifications appropriate for assessing and monitoring the portfolios’ risk and performance. This disclosure does not encompass all risk assets or the entire allowance for credit losses.

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

The risk classification of financing receivables by portfolio class is as follows:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of September 30, 2013:
Pass	$252,001	$78,407	$60,677	$3,577	$394,662
Special Mention	4,281	143	2,189	-	6,613
Substandard	1,499	616	-	5,733	7,848
Doubtful	73	10	-	-	83
	$257,854	$79,176	$62,866	$9,310	$409,206
Non-accrual	$1,591	$10	$-	$-	$1,601

As of June 30, 2013:
Pass	$256,360	$81,730	$64,366	$3,616	$406,072
Special Mention	5,264	200	2,182	-	7,646
Substandard	1,499	615	-	5,788	7,902
Doubtful	73	12	-	-	85
	$263,196	$82,557	$66,548	$9,404	$421,705
Non-accrual	$1,591	$23	$-	$-	$1,614

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

The following table presents the aging of the financing receivables by portfolio class:

(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of September 30, 2013:
Commercial Leases	$442	$105	$547	$257,307	$257,854	$105
Education, Government, Non-profit Leases	-	-	-	79,176	79,176	-
Commercial and Industrial Loans	-	-	-	62,866	62,866	-
Commercial Real Estate Loans	-	-	-	9,310	9,310	-
	$442	$105	$547	$408,659	$409,206	$-

As of June 30, 2013:
Commercial Leases	$113	$-	$113	$263,083	$263,196	$-
Education, Government, Non-profit Leases	-	-	-	82,557	82,557	-
Commercial and Industrial Loans	-	-	-	66,548	66,548	-
Commercial Real Estate Loans	-	-	-	9,404	9,404	-
	$113	$-	$113	$421,592	$421,705	$-

The commercial lease greater than 90 days past due and still accruing related to procedural issues with one lease schedule that was brought current in early October 2013.

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of September 30, 2013 and June 30, 2013:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of September 30, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,546	$618	$1,561	$411	$5,136
Charge-offs	(8)	-	-	-	(8)
Recoveries	14	-	-	-	14
Provision	-	-	-	-	-
Balance end of period	$2,552	$618	$1,561	$411	$5,142
Individually evaluated for impairment	$371	$102	$-	$-	$473
Collectively evaluated for impairment	2,181	516	1,561	411	4,669
Total ending allowance balance	$2,552	$618	$1,561	$411	$5,142
Finance receivables
Individually evaluated for impairment	$2,811	$626	$-	$-	$3,437
Collectively evaluated for impairment	255,043	78,550	62,866	9,310	405,769
	$257,854	$79,176	$62,866	$9,310	$409,206

As of June 30, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,236	$897	$1,561	$511	$5,205
Charge-offs	(71)	(279)	-	-	(350)
Recoveries	6	-	-	-	6
Provision	375	-	-	(100)	275
Balance end of period	$2,546	$618	$1,561	$411	$5,136
Individually evaluated for impairment	$330	$111	$-	$-	$441
Collectively evaluated for impairment	2,216	507	1,561	411	4,695
Total ending allowance balance	$2,546	$618	$1,561	$411	$5,136
Finance receivables
Individually evaluated for impairment	$1,926	$627	$-	$-	$2,553
Collectively evaluated for impairment	261,270	81,930	66,548	9,404	419,152
Total ending finance receivable balance	$263,196	$82,557	$66,548	$9,404	$421,705

NOTE 11 – BORROWINGS

At September 30, 2013, CalFirst Leasing had a $10 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The line is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability. At June 30 and September 30, 2013, CalFirst Leasing did not meet the profitability requirement, which has been waived by the bank.   No borrowings have been made under this line of credit over the past five years.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At September 30, 2013, there were no borrowings from the FHLB, leaving available borrowing capacity of $2.4 million related to qualifying real estate loans of $3.6 million, and no borrowings from the FRB with borrowing availability of approximately $93.6 million secured by $123.8 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2013 and 2012:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended September 30, 2013
Total direct finance and interest income	$4,259	$753	$-	$5,012
Net direct, loan and interest income after provision for credit losses	3,467	753	-	4,220
Other income	377	1,035	-	1,412
Net income	1,331	753	(253)	1,831
Total assets at September 30, 2013	$464,757	$89,171	$(2,654)	$551,274

Quarter ended September 30, 2012
Total direct finance and interest income	$4,114	$1,277	$3	$5,394
Net direct, loan and interest income after provision for credit losses	3,247	1,298	3	4,548
Other income	310	668	-	978
Net income	974	694	(130)	1,538
Total assets at September 30, 2012	$380,879	$129,181	$(21,964)	$488,096

NOTE 13 – SUBSEQUENT EVENT

On November 11, 2013, the Company’s Board of Directors declared an annual dividend in the amount of forty cents ($0.40) per share. The dividend will be payable on December 13, 2013 to all stockholders of record at the close of business on November 29, 2013.

No other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

GENERAL

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”).  The primary business of the Company is leasing and financing capital assets, while CalFirst Bank also participates in the syndicated commercial loan market, provides business loans to fund the purchase of assets leased by third parties and offers commercial loans directly to businesses.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.  All banking and other operations are conducted from one central location.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the interest rate environment, the volume and profitability of leased property being re-marketed through re-lease or sale, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. Net interest income is the largest source of income and the Company’s principal market risk exposure currently is related to the absolute level of interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The FRB began decreasing interest rates in 2007 and has maintained historically low market interest rates from 2009 to 2013. The Company’s current balance sheet structure is short-term in nature, with over 56% of interest-earning assets and 77% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

The Company conducts its business in a manner designed to mitigate risks. However, the assumption of risk is a key source of earnings in the leasing and banking industries and the Company is subject to risks through its leases and loans held in its own portfolio, investment securities, lease transactions in process, and residual investments. The Company takes steps to manage risks through the implementation of strict credit management processes and on-going risk management review procedures.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2013.

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

Net earnings for the first quarter ended September 30, 2013 of $1.8 million were up 19% from the $1.5 million earned during the first quarter of fiscal 2013.  The increase in net earnings from the first quarter of the prior year is largely due to a 44% increase in non-interest income and 12% decrease in non-interest expenses that offset a 12.5% decrease in net interest income.

New lease bookings of $40.5 million for the first quarter of fiscal 2014 were down 21% from the first quarter of fiscal 2013, and with no commercial loans booked during the quarter, total first quarter loan and lease bookings decreased by 33% to $40.5 million from $60.8 million booked during the first quarter of the prior year.  The net investment in leases and loans of $404.1 million at September 30, 2013 was down 3% from June 30, 2013, but increased 16% from $349.5 million at September 30, 2012.  In addition, new lease and loan originations during the first quarter of fiscal 2014 were up 89% from the first quarter of fiscal 2013 and the backlog of approved lease and loan commitments of $104 million is just 3% below the level of a year ago.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2013, net earnings of $1.8 million increased 19% compared to the first quarter ended September 30, 2012.  Diluted earnings per share of $0.18 for the first quarter of fiscal 2014 increased 19% from $0.15 for the first quarter of fiscal 2013.

Net Direct Finance, Loan and Interest Income -- Net direct finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits. Net direct finance, loan and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

Net direct finance, loan and interest income was $4.2 million for the quarter ended September 30, 2013, a $603,000, or 12.5% decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the first quarter ended September 30, 2013 decreased 7.1% to $5.0 million from $5.4 million earned during the first quarter of fiscal 2013.  This decrease includes a $276,000 reduction in commercial loan income and $262,000 decrease in investment income that were offset in part by a $156,000 increase in direct finance income. The decline in commercial loan income reflected a 50 basis point decline in average yields on average balances that fell 18% to $71.4 million from $86.9 million a year earlier. The increase in direct finance income was due to a 33% increase in average balances to $335.4 million that offset a 124 basis point decline in the average yield. The average yield on all leases and loans held in the Company’s portfolio decreased 104 basis points to 4.51%. The average yield on cash and investments of 1.3% was down 97 basis points from the first quarter of fiscal 2013 as average cash balances increased by 54% to $82.9 million and investments declined 31% to $45 million. Interest expense paid increased 39% to $792,000 due to a 37.5% increase in the average balance of deposits to $344.4 million and 1 basis point increase in average rate paid to 0.92%.

The average yield on all interest-earning assets for the first quarter of fiscal 2014 decreased to 3.8% from 4.7% for the first quarter ended September 30, 2012, while the average rate paid on all interest-bearing liabilities increased by one point to 0.92%. As a result, the net interest margin decreased to 3.2% in the first quarter of fiscal 2014 from 4.2% in the first quarter of fiscal 2013. The sustained period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans negotiated in the current historically low interest rate and competitive pricing environment, and the Bank is limited in its ability to lower deposit rates in tandem.

The following table presents the components of the increases (decreases) in net direct finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2013 vs 2012
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$1,201	$(1,045)	$156
Commercial loans	(187)	(89)	(276)
Investment securities	(207)	(61)	(268)
Interest-bearing deposits with banks	14	(8)	6
	821	(1,203)	(382)

Interest expense
Demand and savings deposits	(6)	-	(6)
Time deposits	270	(43)	227
	264	(43)	221
Net direct finance, loan and interest income	$557	$(1,160)	$(603)

The following table presents the Company’s average balances, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

(dollars in thousands)	Quarter ended September 30, 2013			Quarter ended September 30, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-bearing deposits with banks	$82,855	$33	0.2%	$53,977	$27	0.2%
Investment securities	45,052	393	3.5%	65,586	661	4.0%
Commercial loans	71,419	772	4.3%	86,872	1,048	4.8%
Net investment in leases	335,399	3,814	4.5%	252,513	3,658	5.8%
Total interest-earning assets	534,725	5,012	3.8%	458,948	5,394	4.7%
Other assets	23,408			27,781
	$558,133			$486,729

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$70,296	87	0.5%	$75,550	93	0.5%
Time deposits	274,076	705	1.0%	174,917	478	1.1%
Total interest bearing liabilities	344,372	792	0.9%	250,467	571	0.9%
Non-interest bearing demand deposits	1,795			2,203
Other liabilities	30,255			36,395
Shareholders' equity	181,711			197,664
	$558,133			$486,729
Net interest income		$4,220			$4,823

Net interest spread (2)			2.8%			3.8%
Net interest margin (3)			3.2%			4.2%
Average interest earning assets over average interest bearing liabilities			155.3%			183.2%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses -- The Company did not record a provision for credit losses for the quarter ended September 30, 2013 compared to a provision of $275,000 in the first quarter of fiscal 2013. No provision was required in the current quarter due to a slight decline in total risk assets from the level at June 30, 2013 and a stable credit profile of the portfolios. The provision in the first quarter of fiscal 2013 related primarily to the deterioration in the credit of one large lease position during that period.

Non-interest Income -- Total non-interest income for the first quarter ended September 30, 2013 increased by $434,000, or 44.3%, to $1.4 million, compared to $978,000 for the same quarter of the prior fiscal year primarily due to higher gains realized on the sale of leased property.

Non-interest Expenses -- The Company’s non-interest expenses reported for the quarter ended September 30, 2013 decreased $357,000, or 11.8%, to $2.7 million compared to $3.0 million for the first quarter of fiscal 2013.  The decrease in non-interest expenses included a $493,000 decrease in salaries and benefits that were offset in part by a $164,000 increase in other general and administrative expenses. Included in the quarter expenses are an estimated $150,000 of one-time expenses related to the Company’s move to a new office in August 2013. Lower occupancy expense related to the new office began to be realized September 1, 2013.

Income Taxes -- Income taxes were accrued at a tax rate of 38.41% and 38.75% for the first quarter ended September 30, 2013 and 2012, respectively, representing the estimated annual tax rate for the fiscal years ending June 30, 2014 and 2013, respectively.

Financial Condition Analysis

Consolidated total assets at September 30, 2013 of $551.3 million compared to $558.9 million at June 30, 2013.  The change in total assets includes a decrease of $8.7 million in the net investment in leases, a $3.8 million decrease in the commercial loan portfolio and a $4.1 million decrease in securities available-for-sale, offset by increases of $8.4 million in property acquired for transaction in process and $3.3 million in cash and due from banks.

Lease Portfolio

During the first three months ended September 30, 2013 and 2012, 100% of the new leases booked by the Company were held in its own portfolios. Of the new leases booked, 28% related to leases assigned to the Company by third parties compared to no leases purchased from third parties during the prior year first quarter.  The Company’s net investment in leases at September 30, 2013 was $333.9 million, compared to $342.6 million at June 30, 2013.  The $8.7 million decrease in the net investment in leases during the quarter is due to payments received and leases terminating that exceeded the volume of new leases being booked during the period.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2013, the Company’s investment in property acquired for transactions in process of $20.4 million increased from $11.9 million at June 30, 2013, and was also up from $18.9 million at September 30, 2012.  The increase in transactions in process is related to the increased volume of originations over the prior six months and the delay in completion of certain of these transactions.

Commercial Loan Portfolio

The Company’s commercial loan portfolio decreased $3.8 million during the first quarter of fiscal 2014 to $70.2 million compared to $74.0 million at June 30, 2013.  The decrease in the Company’s commercial loan portfolio reflected repayments aggregating to $3.8 million with no new commercial loans booked during the quarter.  New loan commitments of $14.6 million were made during the quarter but not funded, and at September 30, 2013 unfunded commercial loan commitments of $24.6 million were up from $12.4 million at June 30, 2013.

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

The following table summarizes the Company’s non-performing leases and loans:

	September 30, 2013	June 30, 2013
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases & loans	$1,601	$1,614
Restructured leases	-	-
Leases past due 90 days (other than above)	105	-
Total non-performing leases and loans	$1,706	$1,614
Non-performing assets as % of net investment in leases and loans before allowances	0.4%	0.4%

The increase in non-performing assets at September 30, 2013 as compared to June 30, 2013 reflects a lease that was 90 days past due at September 30, 2013 that has subsequently returned to current status.  In addition to the non-performing leases and loans identified above, there was $6.5 million of investment in leases and loans at September 30, 2013 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $6.5 million at June 30, 2013 and $10.8 million at September 30, 2012. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Three months ended September 30,
	2013	2012
	(dollars in thousands)
Property acquired for transactions in process before allowance	$20,371	$18,885
Net investment in leases and loans before allowance	409,206	354,947
Net investment in “risk assets”	$429,577	$373,832

Allowance for credit losses at beginning of period	$5,147	$5,216
Charge-off of lease receivables	(8)	(14)
Recovery of amounts previously written off	14	-
Provision for credit losses	-	275
Allowance for credit losses at end of period	$5,153	$5,477

Components of allowance for credit losses:
Allowance for lease and loan losses	$5,142	$5,466
Allowance for transactions in process	11	11
	$5,153	$5,477
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.3%	1.5%
Allowance for credit losses as a percent of net investment in “risk assets”	1.2%	1.5%

The allowance for credit losses increased $6,000 to $5.2 million (1.3% of net investment in leases and loans before allowances) at September 30, 2013 from $5.1 million (1.2% of net investment in leases and loans before allowances) at June 30, 2013. This allowance consisted of $459,000 allocated to specific accounts that were identified as problems and $4.7 million that was available to cover losses inherent in the portfolio. This compared to $473,000 allocated to specific accounts at June 30, 2013 and $4.7 million available for losses inherent in the portfolio at that time.  The decrease in the specific allowance at September 30, 2013 primarily relates to the payments received on accounts offset by the addition of one new problem account.  The Company considers the allowance for credit losses of $5.2 million at September 30, 2013 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Securities Available-for-sale

Total securities available-for-sale was $41.4 million as of September 30, 2013, compared with $45.5 million at June 30, 2013.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at September 30, 2013 and June 30, 2013 are as follows:

	As of September 30, 2013		As of June 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Corporate bonds	$38,433	$39,086	$42,435	$43,147
Municipal bonds	412	435	412	436
Mutual fund investments	1,306	1,187	1,306	1,250
Equity investments	422	723	422	689
Total securities available-for-sale	$40,573	$41,431	$44,575	$45,522

During the first quarter of fiscal 2014, the Company’s portfolio of securities available-for-sale decreased $4.1 million primarily due to a maturing bond.  At September 30, 2013, the weighted average maturity of the portfolio is less than one year and the corresponding weighted average yield was 3.30%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt. At September 30, 2013 and June 30, 2013, the Company’s cash and cash equivalents were $78.8 million and $75.5 million, respectively.  Stockholders’ equity at September 30, 2013 was $182.7 million, or 33.1% of total assets, compared to $180.9 million, or 32.4% of total assets, at June 30, 2013.  At September 30, 2013, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $341.8 million at September 30, 2013 compared to $254.1 million at September 30, 2012 and $346.0 million at June 30, 2013. The $87.7 million increase from September 30, 2012 was used to fund the growth in the Bank’s lease portfolio and maintain liquidity.  The following table presents the ending balances, average balances and average rates paid on deposits for the quarters ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013			2012
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,494	$1,795	n/a	$4,344	$2,203	n/a
Interest-bearing demand deposits	1,990	2,050	0.20%	2,375	2,486	0.20%
Money market deposits	67,241	68,246	0.50%	70,639	73,064	0.50%
Time deposits, less than $100,000	51,816	52,607	1.02%	44,206	44,497	1.13%
Time deposits, $100,000 or more	$219,251	$221,469	1.07%	$132,542	$130,420	1.07%

The following table shows the maturities of certificates of deposits at September 30, 2013:

	Less Than $250,000	Greater Than $250,000
	(in thousands)
Under 3 months	$39,915	$12,699
3 – 6 months	46,034	13,179
7 – 12 months	67,985	12,837
13 – 24 months	42,468	7,662
25 – 36 months	18,223	10,065
	$214,625	$56,442

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at September 30, 2013.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $2.4 million available under the agreement as of September 30, 2013.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $93.6 million.

Capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2013, the Company had outstanding non-recourse debt aggregating $633,000 relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At September 30, 2013, CalFirst Leasing has a $10 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The line is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  At June 30 and September 30, 2013, CalFirst Leasing did not meet a profitability covenant, which has been waived by the bank.  No borrowings have been made under this line of credit as of September 30, 2013.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2013. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(dollars in thousands)
Commercial loan and lease purchase commitments	$28,268	$28,268	$-	$-
Lease property purchases (1)	54,137	54,137	-	-
Operating lease rental expense	3,168	506	2,662
Total contractual commitments	$85,573	$82,911	$2,662	$-
___________________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At September 30, 2013, the Company had $80.7 million of cash or invested in securities of very short duration, with another $27.5 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $434.6 million consists of leases with fixed rates and loans with fixed and variable rates, however, $202.8 million of such investments reprice within one year of September 30, 2013. This compares to the Bank’s interest bearing deposit liabilities of $340.3 million, of which 77.0%, or $261.9 million, reprice within one year.  CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.  Based on the foregoing, at September 30, 2013 the Company had assets of $311.1 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $261.9 million.

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

(in thousands)	3 Months or Less	Over 3 to 12 Months	Over 1 Through 5 years	Over 5 years	Non-rate Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$78,791	$-	$-	$-	$-	$78,791
Investment securities	1,911	27,514	12,006	2,450	-	43,881
Net investment in leases	33,128	106,480	205,155	17,249	(28,152)	333,860
Commercial loans	63,235	-	9,316	-	(2,347)	70,204
Non-interest earning assets	-	-	-	-	24,538	24,538
Totals	177,065	133,994	226,477	19,699	(5,961)	$551,274
Cumulative total for RSA	$177,065	$311,059	$537,536	$557,235

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$69,231	$-	$-	$-	$1,494	$70,725
Time deposits	52,615	140,035	78,417	-	-	271,067
Borrowings	-	-	-	-	-	-
Non-interest bearing liabilities	-	-	-	-	26,822	26,822
Stockholders' equity	-	-	-	-	182,660	182,660
Totals	$121,846	$140,035	$78,417	$-	$210,976	$551,274
Cumulative total for RSL	$121,846	$261,881	$340,298	$340,298

Interest rate sensitivity gap	$55,219	$(6,041)	$148,060	$19,699
Cumulative GAP	$55,219	$49,178	$197,238	$216,937

RSA divided by RSL (cumulative)	145.32%	118.78%	157.96%	163.75%
Cumulative GAP / total assets	10.02%	8.92%	35.78%	39.35%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the plan (1)

July 1, 2013 - July 31, 2013	-	$-	368,354
August 1, 2013 - August 31, 2013	-	$-	368,354
September 1, 2013 - September 30, 2013	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6.	EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	27

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	28

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	29

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	November 13, 2013	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett
Executive Vice President
(Principal Financial and Accounting Officer)