Form 10-Q
period 2013-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2014-02-11
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
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

 Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 10, 2014 was 10,459,924.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS

Cash and due from banks	$50,098	$75,469
Investments	2,628	2,640
Securities available-for-sale	36,138	45,522
Receivables	3,920	1,395
Property acquired for transactions in process	28,514	11,927
Leases and loans:
Net investment in leases	328,266	345,753
Commercial loans	96,373	75,952
Allowance for credit losses	(5,142)	(5,136)
Net investment in leases and loans	419,497	416,569

Net property on operating leases	484	455
Income taxes receivable	324	3,301
Other assets	722	857
Discounted lease rentals assigned to lenders	10,404	768
	$552,729	$558,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,543	$8,849
Accrued liabilities	2,544	2,156
Demand and savings deposits	71,251	71,946
Time certificates of deposit	266,978	274,082
Lease deposits	2,126	1,648
Non-recourse debt	10,404	768
Deferred income taxes, net	16,268	18,575
	372,114	378,024

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,448,381 (December 2013) and 10,447,227 (June 2013) issued and outstanding	104	104
Additional paid in capital	3,226	3,213
Retained earnings	176,809	176,972
Accumulated other comprehensive income, net of tax	476	590
	180,615	180,879
	$552,729	$558,903

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012

Direct finance and loan income	$4,489	$4,583	$9,075	$9,288
Investment interest income	388	667	814	1,355
Total direct finance, loan and interest income	4,877	5,250	9,889	10,643

Interest expense
Deposits	764	603	1,556	1,173
Borrowings	-	-	-	-
Net direct finance, loan and interest income	4,113	4,647	8,333	9,470
Provision for credit losses	-	-	-	275

Net direct finance, loan and interest income after provision for credit losses	4,113	4,647	8,333	9,195

Non-interest income
Operating and sales-type lease income	386	450	885	993
Gain on sale of leases and leased property	1,678	662	2,460	976
Realized gain on securities available-for-sale	-	14	-	14
Other fee income	126	122	257	243
Total non-interest income	2,190	1,248	3,602	2,226

Non-interest expenses
Compensation and employee benefits	1,954	2,090	3,701	4,330
Occupancy	161	237	366	471
Professional services	145	165	301	320
Other	498	398	1,049	785
Total non-interest expenses	2,758	2,890	5,417	5,906

Earnings before income taxes	3,545	3,005	6,518	5,515

Income taxes	1,361	1,195	2,503	2,168

Net earnings	$2,184	$1,810	$4,015	$3,347

Basic earnings per common share	$0.21	$0.17	$0.38	$0.32

Diluted earnings per common share	$0.21	$0.17	$0.38	$0.32

Weighted average common shares outstanding	10,448	10,447	10,448	10,445

Diluted common shares outstanding	10,451	10,455	10,451	10,453

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012

Net earnings	$2,184	$1,810	$4,015	$3,347

Other comprehensive income (loss) :

Unrealized (losses)/gains on securities available-for-sale	(102)	(319)	(186)	702

Reclassification adjustment of realized gain included in net income on securities available-for-safe	-	(14)	-	(14)
	(102)	(333)	(186)	688

Tax effect	39	129	72	(267)

Total other comprehensive (loss)/income	(63)	(204)	(114)	421

Total comprehensive income	$2,121	$1,606	$3,901	$3,768

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,015	$3,347
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	-	275
Depreciation and net amortization (accretion)	(94)	(328)
Stock-based compensation expense	2	2
Gain on sale of leased property and sales-type lease income	(387)	(139)
Net gain recognized on investment securities	-	(14)
Deferred income taxes, including income taxes payable	(2,233)	(5,803)
Decrease in income taxes receivable	2,977	732
Net decrease in accounts payable and accrued liabilities	388	(345)
Other, net	(2,084)	252
Net cash used for operating activities	2,584	(2,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(157,467)	(140,009)
Payments received on lease receivables and loans	129,301	98,694
Proceeds from sales of leased property and sales-type leases	3,272	4,040
Purchase of investment securities	(300)	-
Pay down on investment securities	9,112	2,317
Proceeds from sale of investment securities	-	4,983
Net decrease in other assets	93	61
Net cash used for investing activities	(15,989)	(29,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(7,104)	40,148
Net (decrease) increase in demand and savings deposits	(695)	11,709
Dividends to stockholders	(4,178)	(22,983)
Proceeds from exercise of stock options	11	164
Net cash (used for) provided by financing activities	(11,966)	29,038

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,371)	(2,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,469	56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,098	$54,024

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$9,636	$(1,943)
Estimated residual values recorded on leases	$(2,481)	$(1,391)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the six month period for:
Interest	$1,564	$1,164
Income Taxes	$1,759	$7,238

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Six months ended December 31, 2012

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

Net earnings	-	-	-	3,347	-	3,347
Other comprehensive income (loss)	-	-	-	-	421	421

Shares issued - Stock options exercised	13,543	-	164	-	-	164

Stock based compensation expense	-	-	2	-	-	2

Dividends declared	-	-	-	(22,983)	-	(22,983)

Balance, December 31, 2012	10,447,227	$104	$3,210	$172,967	$1,109	$177,390

Six months ended December 31, 2013

Balance, June 30, 2013	10,447,227	$104	$3,213	$176,972	$590	$180,879

Net earnings	-	-	-	4,015	-	4,015
Other comprehensive income (loss)	-	-	-	-	(114)	(114)

Shares issued - Stock options exercised	1,154	-	11	-	-	11

Stock based compensation expense	-	-	2	-	-	2

Dividends declared	-	-	-	(4,178)	-	(4,178)

Balance, December 31, 2013	10,448,381	$104	$3,226	$176,809	$476	$180,615

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of December 31, 2013 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2014.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income ("ASU 2013-02"). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of AOCI in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 beginning in fiscal 2014. Adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements.

NOTE 3 – STOCK-BASED COMPENSATION

During the quarter and six months ended December 31, 2013, the Company recognized pre-tax stock-based compensation expense of $1,000 and $2,000, respectively. Such expense related to options granted during fiscal 2013.  The Company has not awarded any new grants in fiscal 2014 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718.  The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant.  As of December 31, 2013, approximately $16,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 43 months.

The following table summarizes the stock option activity for the periods indicated:

	For the six months ended
	December 31, 2013		December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	22,697	$13.91	26,240	$12.19
Exercised	(1,154)	9.96	(13,543)	12.13
Granted	-	-	10,000	16.00
Options outstanding at end of period	21,543	$14.12	22,697	$13.91
Options exercisable at end of period	13,543		12,697

As of December 31, 2013
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.49	-	12.49	11,543	0.05	$12.49	11,543	$12.49
16.00	-	16.00	10,000	8.58	16.00	2,000	16.00
$12.49	-	16.00	21,543	4.01	$14.12	13,543	$13.01

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2013, there were no liabilities subject to ASC 820.

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

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013:

(in thousands) Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of December 31, 2013
Corporate debt securities	$33,761	$-	$33,761	$-
Securities of state and political subdivisions	433	-	433	-
Mutual fund investments	1,136	1,136	-	-
Equity investment	808	808	-	-
	$36,138	$1,944	$34,194	$-

As of June 30, 2013
Corporate bonds	$43,147	$-	$43,147	$-
Securities of state and political subdivisions	436	-	436	-
Mutual fund investment	1,250	1,250	-	-
Equity investment	689	689	-	-
	$45,522	$1,939	$43,583	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at December 31, 2013 and June 30, 2013.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2013, and June 30, 2013, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents and demand deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Notes 4 and 7.  The fair value of loan participations that trade regularly in the secondary market is based upon current bid prices in such market at the measurement date and are classified as Level 2 in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3 in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level III in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	December 31, 2013		June 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$50,098	$50,098	$75,469	$75,469
Investments	2,628	2,641	2,640	2,659
Securities available-for-sale	36,138	36,138	45,522	45,522
Commercial loan participations	85,587	85,842	64,987	65,226
Other commercial loans	8,814	8,955	8,993	8,935
Financial Liabilities:
Demand and savings deposits	71,251	71,251	71,946	71,946
Time certificate of deposits	$266,978	$267,056	$274,082	$274,449

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	December 31, 2013		June 30, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,655	$1,655
Federal Home Loan Bank Stock	550	550	771	771
Mortgage-backed investments	123	135	214	233
	$2,628	$2,640	$2,640	$2,659

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities at December 31, 2013 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$33,241	$520	$-	$33,761
Securities of state and political subdivisions	411	22	-	433
Mutual fund investments	1,306	-	(170)	1,136
Equity investments	422	386	-	808
Total securities available-for-sale	$35,380	$928	$(170)	$36,138

The amortized cost and fair value of securities at June 30, 2013 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$42,435	$712	$-	$43,147
Securities of state and political subdivisions	412	24	-	436
Mutual fund investments	1,306	-	(56)	1,250
Equity investments	422	267	-	689
Total securities available-for-sale	$44,575	$1,003	$(56)	$45,522

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$22,109	$22,263
Due after one year but less than 5 years	11,543	11,931
Due after five years	-	-
No stated maturity	1,728	1,944
Total securities available-for-sale	$35,380	$36,138

For the six months ended December 31, 2013, the Company had no gross realized gains, losses or other than temporary impairments of available-for-sale securities.  For the six months ended December 31, 2012, the Company realized a gain of $14,000 from the sale of a corporate bond for proceeds of $5.0 million and had no losses or other than temporary impairments. These net gains are recognized using the specific identification method and are included in non-interest income.

The following table presents the fair value and associated gross unrealized loss on an available-for-sale security with a gross unrealized loss at December 31, 2013 and June 30, 2013.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At December 31, 2013
Mutual fund investment	$(170)	$1,136	$-	$-	$(170)	$1,136
Total	$(170)	$1,136	$-	$-	$(170)	$1,136

At June 30, 2013
Mutual fund investment	$(56)	$1,250	$-	$-	$(56)	$1,250
Total	$(56)	$1,250	$-	$-	$(56)	$1,250

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At December 31, 2013, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	December 31, 2013	June 30, 2013
	(in thousands)
Minimum lease payments receivable	$337,652	$357,942
Estimated residual value	14,105	14,087
Less unearned income	(23,491)	(26,276)
Net investment in leases before allowances	328,266	345,753
Less allowance for lease losses	(2,919)	(2,916)
Less valuation allowance for estimated residual value	(251)	(248)
Net investment in leases	$325,096	$342,589

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $2.4 million and $2.6 million at December 31, 2013 and June 30, 2013, respectively.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	December 31, 2013	June 30, 2013
	(in thousands)
Commercial term loans	$84,544	$65,094
Commercial real estate loans	9,232	9,411
Revolving lines of credit	3,000	1,841
Total commercial loans	96,776	76,346
Less unearned income and discounts	(403)	(394)
Less allowance for loan losses	(1,972)	(1,972)
Net commercial loans	$94,401	$73,980

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $9.9 million at December 31, 2013 and $12.0 million at June 30, 2013. The Company has recorded a liability for unfunded loan commitments of $25,000 at December 31, 2013 and June 30, 2013 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2013:
Pass	$246,704	$75,996	$82,216	$3,537	$408,453
Special Mention	3,249	116	4,932	-	8,297
Substandard	1,499	625	-	5,688	7,812
Doubtful	73	4	-	-	77
	$251,525	$76,741	$87,148	$9,225	$424,639
Non-accrual	$1,591	$5	$-	$-	$1,596

As of June 30, 2013:
Pass	$256,360	$81,730	$64,366	$3,616	$406,072
Special Mention	5,264	200	2,182	-	7,646
Substandard	1,499	615	-	5,788	7,902
Doubtful	73	12	-	-	85
	$263,196	$82,557	$66,548	$9,404	$421,705
Non-accrual	$1,591	$23	$-	$-	$1,614

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of December 31, 2013:
Commercial Leases	$-	$-	$-	$251,525	$251,525	$-
Education, Government, Non-profit Leases	624	-	624	76,117	76,741	-
Commercial and Industrial Loans	-	-	-	87,148	87,148	-
Commercial Real Estate Loans	-	-	-	9,225	9,225	-
	$624	$-	$624	$424,015	$424,639	$-

As of June 30, 2013:
Commercial Leases	$113	$-	$113	$263,083	$263,196	$-
Education, Government, Non-profit Leases	-	-	-	82,557	82,557	-
Commercial and Industrial Loans	-	-	-	66,548	66,548	-
Commercial Real Estate Loans	-	-	-	9,404	9,404	-
	$113	$-	$113	$421,592	$421,705	$-

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of December 31, 2013 and June 30, 2013:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,546	$618	$1,561	$411	$5,136
Charge-offs	(8)	-	-	-	(8)
Recoveries	14	-	-	-	14
Provision	-	-	-	-	-
Balance end of period	$2,552	$618	$1,561	$411	$5,142

Individually evaluated for impairment	$326	$160	$-	$-	$486
Collectively evaluated for impairment	2,226	458	1,561	411	4,656
Total ending allowance balance	$2,552	$618	$1,561	$411	$5,142

Finance receivables
Individually evaluated for impairment	$2,073	$629	$-	$-	$2,702
Collectively evaluated for impairment	249,452	76,112	87,148	9,225	421,937
Total ending finance receivable balance	$251,525	$76,741	$87,148	$9,225	$424,639

As of June 30, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,236	$897	$1,561	$511	$5,205
Charge-offs	(71)	(279)	-	-	(350)
Recoveries	6	-	-	-	6
Provision	375	-	-	(100)	275
Balance end of period	$2,546	$618	$1,561	$411	$5,136

Individually evaluated for impairment	$330	$111	$-	$-	$441
Collectively evaluated for impairment	2,216	507	1,561	411	4,695
Total ending allowance balance	$2,546	$618	$1,561	$411	$5,136

Finance receivables
Individually evaluated for impairment	$1,926	$627	$-	$-	$2,553
Collectively evaluated for impairment	261,270	81,930	66,548	9,404	419,152
Total ending finance receivable balance	$263,196	$82,557	$66,548	$9,404	$421,705

NOTE 11 – BORROWINGS

At December 31, 2013, CalFirst Leasing had a $10 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The line is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  Under provisions of the agreement, CalFirst Leasing must maintain a minimum net worth and profitability. No borrowings have been made under this line of credit over the past five years.

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At December 31, 2013, there were no borrowings from the FHLB with available borrowing capacity of $2.2 million related to qualifying real estate loans of $3.6 million, and no borrowings from the FRB with borrowing availability of approximately $92.7 million secured by $120.8 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Leasing and CalFirst Bank, an FDIC-insured national bank, are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2013 and 2012:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended December 31, 2013
Total direct finance and interest income	$4,137	$740	$-	$4,877
Net direct, loan and interest income after provision for credit losses	3,373	740	-	4,113
Other income	1,220	970	-	2,190
Net income	$1,566	$997	$(379)	$2,184

Quarter ended December 31, 2012
Total direct finance and interest income	$4,103	$1,145	$2	$5,250
Net direct, loan and interest income after provision for credit losses	3,370	1,275	2	4,647
Other income	540	708	-	1,248
Net income	$1,265	$723	$(178)	$1,810

Six months ended December 31, 2013
Total direct finance and interest income	$8,395	$1,493	$1	$9,889
Net direct, loan and interest income after provision for credit losses	6,839	1,493	1	8,333
Other income	1,596	2,006	-	3,602
Net income	$2,897	$1,750	$(632)	$4,015

Six months ended December 31, 2012
Total direct finance and interest income	$8,217	$2,422	$4	$10,643
Net direct, loan and interest income after provision for credit losses	6,618	2,573	4	9,195
Other income	851	1,375	-	2,226
Net income	$2,239	$1,417	$(309)	$3,347

Total assets at December 31, 2013	$468,676	$94,551	$(10,498)	$552,729
Total assets at December 31, 2012	$429,669	$100,225	$(20,671)	$509,223

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin. The FRB began lowering interest rates in 2007 and maintained historically low interest rates from 2009 through the middle of 2013.  During this period, the Company’s average yield on interest earning assets declined by over 300 basis points, while its net interest margin declined by 200 basis points. The Company’s current balance sheet structure is short-term in nature, with over 56% of interest-earning assets and 79% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $2.2 million for the second quarter ended December 31, 2013 were up 20.7% from the second quarter of the prior year, while net earnings for the first six months of fiscal 2014 of $4.0 million were 20.0% greater than the same period of the prior year. The increase in net earnings for the second quarter and first six months of fiscal 2014 is due to gains realized on the sale of leases during the second quarter of fiscal 2014. The sale of leases in the second quarter largely related to reducing exposure with certain customers in order to provide capacity to handle new commitments. These gains were offset in part by a 12% drop in net interest income due to continued compression in yields on earning assets while rates paid for deposits have remained relatively unchanged.

For the second quarter of fiscal 2014, new lease and loan bookings of $89.0 million were up 28.5% from the second quarter of the prior year.  Bookings included a 71% increase in leases directly originated to $58.9 million, $3.6 million of lease purchases, and $26.5 million of new commercial loans.  For the six months ended December 31, 2013, direct lease bookings were up 3%, but total bookings of $129.6 million were unchanged from the first six months of the prior year due to lower lease purchases. Of total new leases booked for the six months, 14.3% related to leases purchased from third parties, down from 17% during the first six months of fiscal 2013. Following the sale or assignment of $31.8 million of lease receivables during the second quarter, the net investment in leases and loans of $419.5 million at December 31, 2013 is up 13% from December 31, 2012, 4% from September 30, 2013 and 1% from June 30, 2013. With new lease and loan originations during the first six months of fiscal 2014 up 1% from the first six months of fiscal 2013, the backlog of approved lease and loan commitments of $120 million is 13% below the level of a year ago, but up 9% from June 30, 2013. Transactions in process of $28.5 million are up 139% from June 30, 2013 and 56% above the level at December 31, 2012.

Consolidated Statement of Earnings Analysis

Summary – For the second quarter ended December 31, 2013, net earnings of $2.2 million increased $374,000 compared to the second quarter ended December 31, 2012.  For the first six months of fiscal 2014, net earnings of $4.0 million increased $668,000, or 20.0%, compared to the first six months of fiscal 2013.  Diluted earnings per share of $0.21 per share for the second quarter of fiscal 2014 were up 20.7% from the $0.17 per share for the second quarter of fiscal 2013.  For the six months ended December 31, 2013, diluted earnings per share of $0.38 increased 20.0%, compared to $0.32 per share for the same prior year period.

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

Net direct finance, loan and interest income was $4.1 million for the quarter ended December 31, 2013, a $534,000, or 11.5% decrease compared to the same quarter of the prior year.  Total direct finance, loan and interest income for the second quarter of fiscal 2014 decreased 7.1% to $4.9 million from $5.3 million during the second quarter of the prior year.  A $216,200, or 6%, increase in direct finance income was offset by a $310,000 decline in loan income and $279,100 decline in investment income. The increase in direct finance income reflected a 21% increase in the average investment in leases that offset a 60 basis point decline in average yield to 4.47%.  The decline in commercial loan income reflected a 9% decline in average balances to $80.9 million and a 104 basis point decline in average yield. The average yield on all leases and loans held in the Company’s portfolio decreased 69 basis points to 4.37%. The average yield on cash and investments of 1.48% was down 85 basis points from the second quarter of fiscal 2013 as maturing investments brought average investment balances down 34% to $41.3 million and decreased average investment yields by 60 basis points to 3.52%, contributing to a 23% increase in average cash balances and reduction in overall yields on cash and investments. Interest expense paid on deposits during the second quarter of fiscal 2014 increased by $161,200, or 27%, reflecting a 26% increase in average balances to $339.8 million while the average rate paid increased from .89% to .90%.

For the six months ended December 31, 2013, net direct finance, loan and interest income was $8.3 million, a $1.1 million or 12.0% decrease from $9.5 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first six months of fiscal 2014 decreased 7.1% to $9.9 million due to a $585,700 decrease in commercial loan income and $541,000 decrease in investment income, offset by a $372,600 increase in direct finance income.  During the first six months of fiscal 2014, the average investment in leases increased 26.4% to $332.7 million while the average yield earned decreased by 91 basis points to 4.51%. Average commercial loan balances of $77.0 million declined 12.6%, while the average yield fell 81 basis points to 4.09%. For the first six months of fiscal 2014, the average yield on all leases and loans held in the Company’s portfolio decreased 86 basis points to 4.43% compared to 5.29% for the first six months of the prior year. Maturing investments brought average investment balances down 33% to $43.1 million and decreased average yields by 57 basis points to 3.51%, contributing to a 34% increase in average cash balances and reduction in overall yields on cash and investments by 89 basis points to 1.41% for the six months ended December 31, 2013. For the six months ended December 31, 2013, interest expense on deposits increased by $382,600 or 33% to $1.6 million, largely due to a 31% increase in average deposit balances to $342.1 million, while the average rate paid increased by 1 basis point to .91%.

The average yield on all interest-earning assets during the second quarter of fiscal 2014 decreased to 3.8% from 4.4% for the second quarter ended December 31, 2012, while the average rate paid on all interest-bearing liabilities increased to 0.90% from 0.89% in the same period of the prior fiscal year. As a result, the net interest margin decreased to 3.2% for the second quarter of fiscal 2014 from 3.9% in fiscal 2013. For the first six months of fiscal 2014, the net interest margin of 3.2% is down from 4.0% for the first six months of fiscal 2013.The prolonged period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on current historically low rates, and the Bank is limited in its ability to lower deposit rates in tandem.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended December 31, 2013 vs 2012			Six Months ended December 31, 2013 vs 2012
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$714	$(498)	$216	$1,185	$(812)	$373
Commercial loans	(99)	(211)	(310)	(273)	(313)	(586)
Investment securities	(218)	(62)	(280)	(424)	(124)	(548)
Interest-earning deposits with banks	5	(4)	1	17	(10)	7
	402	(775)	(373)	505	(1,259)	(754)
Interest expense
Demand and savings deposits	(9)	-	(9)	(16)	1	(15)
Time deposits	203	(33)	170	464	(66)	398
	194	(33)	161	448	(65)	383
Net direct finance, loan and interest income	$208	$(742)	$(534)	$57	$(1,194)	$(1,137)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

(dollars in thousands)	Quarter ended December 31, 2013			Quarter ended December 31, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$63,574	$24	0.15%	$51,886	$23	0.18%
Investment securities	41,335	364	3.52%	62,505	644	4.12%
Commercial loans	80,860	801	3.96%	88,809	1,111	5.00%
Net investment in leases	330,285	3,688	4.47%	273,943	3,472	5.07%
Total interest-earning assets	516,054	4,877	3.78%	477,143	5,250	4.40%
Other assets	36,512			24,441
	$552,566			$501,584

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$69,683	86	0.49%	$76,946	95	0.49%
Time deposits	270,135	678	1.00%	193,009	508	1.04%
Total interest-bearing liabilities	339,818	764	0.90%	269,955	603	0.89%
Non-interest bearing demand deposits	1,844			2,163
Other liabilities	29,261			41,447
Shareholders' equity	181,643			188,019
	$552,566			$501,584
Net interest income		$4,113			$4,647

Net interest spread (2)			2.88%			3.51%
Net interest margin (3)			3.19%			3.90%
Average interest earning assets over average interest bearing liabilities			151.9%			176.7%

	Six months ended December 31, 2013			Six months ended December 31, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$72,417	$57	0.16%	$53,995	$50	0.19%
Investment securities	43,095	757	3.51%	63,861	1,305	4.09%
Commercial loans	76,987	1,573	4.09%	88,126	2,159	4.90%
Net investment in leases	332,696	7,502	4.51%	263,168	7,129	5.42%
Total interest-earning assets	525,195	9,889	3.77%	469,150	10,643	4.54%
Other assets	30,736			25,871
	$555,931			$495,021

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$69,989	173	0.49%	$76,469	188	0.47%
Time deposits	272,106	1,383	1.01%	185,118	985	1.05%
Total interest bearing liabilities	342,095	1,556	0.90%	261,587	1,173	0.90%
Non-interest bearing demand deposits	1,819			2,239
Other liabilities	30,480			39,200
Shareholders' equity	181,537			191,995
	$555,931			$495,021
Net interest income		$8,333			$9,470

Net interest spread (2)			2.86%			3.64%
Net interest margin (3)			3.17%			4.04%
Average interest earning assets over average interest bearing liabilities			153.5%			179.3%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company did not record a provision for credit losses in the second quarter of fiscal 2014 or 2013.  For the first six months of fiscal 2014, the Company also made no provision for credit losses compared to a provision of $275,000 recorded during the first six months of fiscal 2013.  A provision for credit losses has not been required in fiscal 2014 despite growth in the portfolio due to reserves previously provided for in prior periods that are available to support the risks identified in the portfolio.

Non-interest Income – Total non-interest income for the quarter ended December 31, 2013 increased by $942,000 or 75.5% to $2.2 million, compared to $1.2 million for the same quarter of the prior fiscal year.  The increase included a $1.3 million gain realized on the sale of leases, offset slightly by a decline in gains from the sale of leased property of $231,000 to $426,000.  Total non-interest income of $3.6 million for the first six months of fiscal 2014 was up 61.8% from $2.2 million during the comparable period of fiscal 2013.  Fiscal 2014 non-interest income included the contribution of $1.3 million of income realized from the sale of leases during the second quarter of fiscal 2014 and a $206,000 increase in gains from the sale of leased property.

Non-interest Expense – During the second quarter of fiscal 2014, non-interest expense of $2.8 million was 4.6% lower than the second quarter of fiscal 2013.  Non-interest expense of $5.4 million for the first six months of fiscal 2014 was down 8.3% from $5.9 million for the first six months of fiscal 2013.  The decrease in non-interest expenses in both periods is primarily due to lower compensation expenses related to a smaller sales force as well as lower occupancy expenses, offset in part by one-time expenses related to the Company’s move to a new office in August 2013.

Taxes – Income taxes were accrued at a tax rate of 38.4% for the second quarter and six months ended December 31, 2013, compared to 39.8% and 39.3% for the same periods of the prior year, respectively, which represents the estimated annual tax rate for the fiscal years ending June 30, 2014 and 2013, respectively.

Financial Condition Analysis

Consolidated total assets at December 31, 2013 of $552.7 million were down $6.2 million, or 1.1% from $558.9 million at June 30, 2013.  The change in total assets includes a $16.6 million increase in property acquired for transactions in process and a $2.9 million increase in the net investment in leases and loans offset by lower cash balances and a $9.4 million decrease in the securities available-for-sale.

Lease Portfolio

During the first six months of fiscal 2014, 90.4% of the direct leases booked by the Company were held in its own portfolios, with 9.6% assigned to other financial institutions.  In addition, the Company sold or assigned previously booked receivables of $23.9 million to other financial institutions during the second quarter of fiscal 2014.  As a result, the Company’s net investment in leases at December 31, 2013 of $325.1 million was down 5% from $342.6 million at June 30, 2013, a reduction of $17.5 million.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2013, the Company’s investment in property acquired for transactions in process of $28.5 million was up 139% from $11.9 million at June 30, 2013, and up 56.1% from $18.3 million at December 31, 2012.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased $20.4 million, or 27.6%, to $94.4 million at December 31, 2013 from $74.0 million at June 30, 2013.  The increase in the Company’s commercial loan portfolio included the addition of $26.5 million of new commercial loan participations offset by loan payoffs and repayments aggregating to $6.1 million.  In addition, at December 31, 2013 the Company had unfunded commercial loan commitments of $17.4 million compared to $12.4 million at June 30, 2013.

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

The following table summarizes the Company’s non-performing leases and loans.

	December 31, 2013	June 30, 2013
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$1,595	$1,614
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$1,595	$1,614
Non-performing assets as % of net investment in leases and loans before allowances	0.4%	0.4%

The change in non-performing assets at December 31, 2013 as compared to June 30, 2013 reflects payments received on non-accrual leases with no new leases added.  In addition to the non-performing leases and loans identified above, there was $6.3 million of investment in leases and loans at December 31, 2013 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $6.5 million at June 30, 2013 and $11.0 million at December 31, 2012. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Six months ended December 31,
	2013	2012
	(dollars in thousands)
Property acquired for transactions in process before allowance	$28,525	$18,282
Net investment in leases and loans before allowance	424,639	378,151
Net investment in “risk assets”	$453,164	$396,433

Allowance for credit losses at beginning of period	$5,147	$5,216
Charge-off of lease receivables	(8)	(14)
Recovery of amounts previously written off	14	-
Provision for credit losses	-	275
Allowance for credit losses at end of period	$5,153	$5,477

Components of allowance for credit losses:
Allowance for lease and loan losses	$5,142	$5,466
Allowance for transactions in process	11	11
	$5,153	$5,477
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.2%	1.4%
Allowance for credit losses as a percent of net investment in “risk assets”	1.1%	1.4%

The allowance for credit losses increased $6,000 to $5.2 million (1.2% of net investment in leases and loans before allowances) at December 31, 2013 from $5.1 million (1.2% of net investment in leases and loans before allowances) at June 30, 2013. This allowance consisted of $518,000 allocated to specific accounts that were identified as problems and $4.6 million that was available to cover losses inherent in the portfolio. This compared to $473,000 allocated to specific accounts at June 30, 2013 and $4.7 million available for losses inherent in the portfolio at that time.  The increase in the specific allowance at December 31, 2013 primarily relates to the increased reserve on a specific account offset by payments received. The Company considers the allowance for credit losses of $5.2 million at December 31, 2013 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $36.1 million as of December 31, 2013, compared with $45.5 million at June 30, 2013.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at December 31, 2013 and June 30, 2013 are as follows:

	As of December 31, 2013		As of June 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Corporate debt securities	$33,241	$33,761	$42,435	$43,147
Securities of state and political subdivisions	411	433	412	436
Mutual fund investments	1,306	1,136	1,306	1,250
Equity investments	422	808	422	689
Total securities available-for-sale	$35,380	$36,138	$44,575	$45,522

During the first six months of fiscal 2014, the decline in the Company’s portfolio of securities available-for-sale of $9.4 million was primarily due to maturing bonds.  The weighted average maturity at December 31, 2013 was 0.7 years and the corresponding weighted average yield was 3.3 percent at December 31, 2013.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, and non-recourse debt. At December 31, 2013 and June 30, 2013, the Company’s cash and due from banks were $50.1 million and $75.5 million, respectively.  Stockholders’ equity at December 31, 2013 was $180.6 million, or 32.7% of total assets, compared to $180.9 million, or 32.4% of total assets, at June 30, 2013.  At December 31, 2013, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $338.2 million at December 31, 2013 compared to $305.2 million at December 31, 2012 and $346.0 million at June 30, 2013. The $33.1 million increase from December 31, 2012 was used to fund the growth in the Bank’s lease and loan portfolio and maintain liquidity.  The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2013 and 2012:

	Six months ended December 31,
	2013			2012
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,014	$1,819	n/a	$8,566	$2,239	n/a
Interest-bearing demand deposits	1,413	1,833	0.20%	2,301	2,436	0.20%
Money market deposits	68,824	68,156	0.50%	79,999	74,033	0.50%
Time deposits, less than $100,000	50,951	52,028	1.01%	49,580	45,679	1.09%
Time deposits, $100,000 or more	$216,027	$220,077	1.01%	$164,708	$139,439	1.04%

The following table shows the maturities of certificates of deposits at December 31, 2013:

	Less Than $250,000	Greater Than $250,000
	(in thousands)
Under 3 months	$47,330	$17,470
3 – 6 months	41,011	6,790
7 – 12 months	68,908	15,882
13 – 24 months	38,081	6,709
25 – 36 months	15,735	9,062
	$211,065	$55,913

The Bank has entered into a borrowing agreement with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at December 31, 2013.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $2.2 million available under the agreement as of December 31, 2013.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $92.7 million.

Capital expenditures for leased property purchases are sometimes financed by assigning certain lease term payments to banks or other financial institutions.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2013, the Company had outstanding non-recourse debt aggregating $10.4 million relating to discounted lease rentals assigned to unaffiliated lenders, up from $768,000 at June 30, 2013 and $1.3 million at December 31, 2012. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

At December 31, 2013, CalFirst Leasing has a $10 million line of credit with a bank.  The purpose of the line is to provide resources as needed for investment in transactions-in-process and leases.  The agreement provides for borrowings based on Libor, requires a commitment fee on the unused line balance and allows for advances through March 31, 2014.  The agreement is unsecured, however, the Company guarantees CalFirst Leasing’s obligations.  No borrowings have been made under this line of credit over the past five years.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2013. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Commercial loan and lease purchase commitments	$19,910	$19,910	$-	$-
Lease property purchases (1)	70,459	70,459	-	-
Operating lease rental payments	3,117	614	2,503	-
Total contractual commitments	$93,486	$90,983	$2,503	$-

___________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At December 31, 2013, the Company had $64.1 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $448.5 million consists of leases with fixed rates and loans with variable rates, however, $224.2 million of such investment matures or reprices within one year of December 31, 2013. Of the $38.8 million investment in securities, $24.2 million mature within twelve months. This compares to interest bearing deposit liabilities of $337.2 million, of which $267.6 million, or 79%, mature within one year. Based on the foregoing, at December 31, 2013 the Company had assets of $298.5 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $267.6 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricing or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at December 31, 2013 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$50,098	$-	$-	$-	$-	$50,098
Investment securities	13,982	10,224	11,931	2,629	-	38,766
Net investment in leases	30,665	106,035	200,554	14,503	(26,661)	325,096
Commercial loans	87,544	-	9,232	-	(2,375)	94,401
Non-interest earning assets	-	-	-	-	44,368	44,368
Totals	182,289	116,259	221,717	17,132	15,332	$552,729
Cumulative total for RSA	$182,289	$298,548	$520,265	$537,397

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$70,237	$-	$-	$-	$1,014	$71,251
Time deposits	64,799	132,591	69,588	-	-	266,978
Borrowings	-	-	-	-	-	-
Non-interest bearing liabilities	-	-	-	-	33,885	33,885
Stockholders' equity	-	-	-	-	180,615	180,615
Totals	$135,036	$132,591	$69,588	$-	$215,514	$552,729
Cumulative total for RSL	$135,036	$267,627	$337,215	$337,215

Interest rate sensitivity gap	$47,253	$(16,332)	$152,129	$17,132
Cumulative GAP	$47,253	$30,921	$183,050	$200,182

RSA divided by RSL (cumulative)	134.99%	111.55%	154.28%	159.36%
Cumulative GAP / total assets	8.55%	5.59%	33.12%	36.22%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2013:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

October 1, 2013 - October 31, 2013	-	$-	368,354
November 1, 2013 - November 30, 2013	-	$-	368,354
December 1, 2013 - December 31, 2013	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	29
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	30
31.3	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	31

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: February 11, 2014	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett
Executive Vice President
(Principal Financial and Accounting Officer)