Form 10-Q
period 2014-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2014-05-07
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (949) 255-0500

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
Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of May 6, 2014 was 10,459,924.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS

Cash and due from banks	$38,029	$75,469
Investments	2,608	2,640
Securities available-for-sale	23,957	45,522
Receivables	980	1,395
Property acquired for transactions in process	31,338	11,927
Leases and loans:
Net investment in leases	340,158	345,753
Commercial loans	103,543	75,952
Allowance for credit losses	(5,142)	(5,136)
Net investment in leases and loans	438,559	416,569

Net property on operating leases	439	455
Income taxes receivable	622	3,301
Other assets	787	857
Discounted lease rentals assigned to lenders	9,522	768
	$546,841	$558,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,230	$8,849
Accrued liabilities	2,289	2,156
Demand and savings deposits	68,058	71,946
Time certificates of deposit	266,028	274,082
Lease deposits	1,807	1,648
Non-recourse debt	9,522	768
Deferred income taxes, net	14,982	18,575
	364,916	378,024

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (March 2014) and 10,447,227 (June 2013) issued and outstanding	105	104
Additional paid in capital	3,371	3,213
Retained earnings	177,998	176,972
Accumulated other comprehensive income, net of tax	451	590
	181,925	180,879
	$546,841	$558,903

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Direct finance and loan income	$4,546	$4,872	$13,622	$14,160
Investment interest income	303	570	1,117	1,926
Total direct finance, loan and interest income	4,849	5,442	14,739	16,086

Interest expense
Deposits	728	707	2,284	1,881
Net direct finance, loan and interest income	4,121	4,735	12,455	14,205
Provision for credit losses	-	-	-	275

Net direct finance, loan and interest income after provision for credit losses	4,121	4,735	12,455	13,930

Non-interest income
Operating and sales-type lease income	383	357	1,268	1,351
Gain on sale of leases and leased property	129	999	2,589	1,974
Realized gain on securities available-for-sale	-	302	-	316
Other fee income	114	96	371	339
Total non-interest income	626	1,754	4,228	3,980

Non-interest expenses
Compensation and employee benefits	2,190	2,259	5,892	6,590
Occupancy	157	224	523	695
Professional services	146	163	446	484
Other	477	449	1,527	1,233
Total non-interest expenses	2,970	3,095	8,388	9,002

Earnings before income taxes	1,777	3,394	8,295	8,908

Income taxes	587	1,293	3,090	3,460

Net earnings	$1,190	$2,101	$5,205	$5,448

Basic earnings per common share	$0.11	$0.20	$0.50	$0.52

Diluted earnings per common share	$0.11	$0.20	$0.50	$0.52

Weighted average common shares outstanding	10,458	10,447	10,451	10,446

Diluted common shares outstanding	10,461	10,454	10,454	10,453

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Net earnings	$1,190	$2,101	$5,205	$5,448

Other comprehensive income (loss):

Unrealized (losses)/gains on securities available-for-sale	(39)	(141)	(222)	558

Reclassification adjustment of realized gain included in net income on securities available for-sale	-	(302)	-	(316)
	(39)	(443)	(222)	242

Tax effect	14	170	83	(93)

Total other comprehensive (loss)/income	(25)	(273)	(139)	149

Total comprehensive income	$1,165	$1,828	$5,066	$5,597

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,205	$5,448
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	-	275
Depreciation and net amortization (accretion)	63	(413)
Stock-based compensation expense	3	4
Gain on sale of leased property and sales-type lease income	(407)	(744)
Net gain recognized on investment securities	-	(316)
Deferred income taxes, including income taxes payable	(3,493)	(5,960)
Decrease in income taxes receivable	2,679	195
Net increase (decrease) in accounts payable and accrued liabilities	133	(108)
Other, net	580	(171)
Net cash provided by (used for) operating activities	4,763	(1,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(230,064)	(230,026)
Payments received on lease receivables and loans	179,217	147,562
Proceeds from sales of leased property and sales-type leases	3,771	5,699
Purchase of investment securities	(300)	-
Pay down on investment securities	21,132	2,415
Proceeds from sale of investment securities	-	10,425
Net decrease in other assets	6	56
Net cash used for investing activities	(26,238)	(63,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(8,054)	78,518
Net (decrease) increase in demand and savings deposits	(3,888)	11,512
Dividends to stockholders	(4,179)	(22,985)
Proceeds from exercise of stock options	156	164
Net cash (used for) provided by financing activities	(15,965)	67,209

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,440)	1,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,469	56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,029	$58,471

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$8,754	$(2,233)
Estimated residual values recorded on leases	$(3,255)	$(1,801)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the nine month period for:
Interest	$2,296	$1,853
Income Taxes	$3,904	$9,224

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Nine months ended March 31, 2013

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

Net earnings	-	-	-	5,448	-	5,448
Other comprehensive income	-	-	-	-	149	149

Shares issued - Stock options exercised	13,543	-	164	-	-	164

Stock based compensation expense	-	-	4	-	-	4

Dividends declared	-	-	-	(22,985)	-	(22,985)

Balance, March 31, 2013	10,447,227	$104	$3,212	$175,066	$837	$179,219

Nine months ended March 31, 2014

Balance, June 30, 2013	10,447,227	$104	$3,213	$176,972	$590	$180,879

Net earnings	-	-	-	5,205	-	5,205
Other comprehensive income	-	-	-	-	(139)	(139)

Shares issued - Stock options exercised	12,697	1	155	-	-	156

Stock based compensation expense	-	-	3	-	-	3

Dividends declared	-	-	-	(4,179)	-	(4,179)

Balance, March 31, 2014	10,459,924	$105	$3,371	$177,998	$451	$181,925

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2014 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2014.

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

NOTE 3 – STOCK-BASED COMPENSATION

During the quarter and nine months ended March 31, 2014, the Company recognized pre-tax stock-based compensation expense of $1,000 and $3,000, respectively. Such expense related to options granted during fiscal 2013.  The Company has not awarded any new grants in fiscal 2014 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718.  The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant.  As of March 31, 2014, approximately $15,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 40 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the nine months ended
	March 31, 2014		March 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	22,697	$13.91	26,240	$12.19
Exercised	(12,697)	12.26	(13,543)	12.13
Granted	-	-	10,000	16.00
Options outstanding at end of period	10,000	$16.00	22,697	$13.91
Options exercisable at end of period	2,000		12,697

Stock options outstanding and exercisable are summarized below:

As of March 31, 2014
Options Outstanding						Options Exercisable
Weighted Average
Range of			Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise prices			Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
$16.00	-	$16.00	10,000	8.33	$16.00	2,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at March 31, 2014, there were no liabilities subject to ASC 820.

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

The Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013 are summarized as follows:

(in thousands) Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of March 31, 2014
Corporate debt securities	$21,497	$-	$21,497	$-
Securities of state and political subdivisions	430	-	430	-
Mutual fund investments	1,257	1,257	-	-
Equity investment	773	773	-	-
	$23,957	$2,030	$21,927	$-

As of June 30, 2013
Corporate bonds	$43,147	$-	$43,147	$-
Securities of state and political subdivisions	436	-	436	-
Mutual fund investment	1,250	1,250	-	-
Equity investment	689	689	-	-
	$45,522	$1,939	$43,583	$-

Certain financial instruments, such as impaired loans and unfunded loan commitments, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at March 31, 2014 and June 30, 2013.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2014, and June 30, 2013, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents and demand deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Notes 4 and 7.  The fair value of loan participations that trade regularly in the secondary market is based upon current bid prices in such market at the measurement date and are classified as Level 2 in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3 in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level 3 in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	March 31, 2014		June 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$38,029	$38,029	$75,469	$75,469
Investments	2,608	2,621	2,640	2,659
Securities available-for-sale	23,957	23,957	45,522	45,522
Commercial loan participations	92,865	93,102	64,987	65,226
Other commercial loans	8,706	8,851	8,993	8,935
Financial Liabilities:
Demand and savings deposits	68,058	68,058	71,946	71,946
Time certificate of deposits	$266,028	$265,934	$274,082	$274,449

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	March 31, 2014		June 30, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,655	$1,655
Federal Home Loan Bank Stock	531	531	771	771
Mortgage-backed investments	122	135	214	233
	$2,608	$2,621	$2,640	$2,659

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

Securities available for sale amortized cost and fair value at March 31, 2014 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$21,111	$386	$-	$21,497
Securities of state and political subdivisions	410	20	-	430
Mutual fund investments	1,306	-	(49)	1,257
Equity investments	422	351	-	773
Total securities available-for-sale	$23,249	$757	$(49)	$23,957

Securities available for sale amortized cost and fair value at June 30, 2013 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$42,435	$712	$-	$43,147
Securities of state and political subdivisions	412	24	-	436
Mutual fund investments	1,306	-	(56)	1,250
Equity investments	422	267	-	689
Total securities available-for-sale	$44,575	$1,003	$(56)	$45,522

The available-for-sale securities amortized cost and estimated fair value at March 31, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$15,115	$15,337
Due after one year but less than 5 years	6,406	6,590
Due after five years	-	-
No stated maturity	1,728	2,030
Total securities available-for-sale	$23,249	$23,957

For the nine months ended March 31, 2014, the Company had no gross realized gains, losses or other than temporary impairments of available-for-sale securities.  During the nine months ended March 31, 2013, the Company realized a gain of $316,000 from the sale and tender of corporate bonds for proceeds of $12.8 million and had no losses or other than temporary impairments. These net gains are recognized using the specific identification method and are included in non-interest income.

The available for sale securities at fair value with an associated gross unrealized loss at March 31, 2014 and June 30, 2013 are as follows:

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At March 31, 2014
Mutual fund investment	$(49)	$1,136	$-	$-	$(49)	$1,136
Total	$(49)	$1,136	$-	$-	$(49)	$1,136

At June 30, 2013
Mutual fund investment	$(56)	$1,250	$-	$-	$(56)	$1,250
Total	$(56)	$1,250	$-	$-	$(56)	$1,250

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. At March 31, 2014, no securities were other than temporarily impaired.

NOTE 8 – NET INVESTMENT IN LEASES

Net investment in leases consists of the following:

	March 31, 2014	June 30, 2013
	(in thousands)
Minimum lease payments receivable	$349,612	$357,942
Estimated residual value	14,751	14,087
Less unearned income	(24,205)	(26,276)
Net investment in leases before allowances	340,158	345,753
Less allowance for lease losses	(3,069)	(2,916)
Less valuation allowance for estimated residual value	(101)	(248)
Net investment in leases	$336,988	$342,589

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $2.3 million and $2.6 million at March 31, 2014 and June 30, 2013, respectively.

NOTE 9 – COMMERCIAL LOANS

Commercial loans consist of the following:

	March 31, 2014	June 30, 2013
	(in thousands)
Commercial term loans	$93,161	$65,094
Commercial real estate loans	9,122	9,411
Revolving lines of credit	1,685	1,841
Total commercial loans	103,968	76,346
Less unearned income and discounts	(425)	(394)
Less allowance for loan losses	(1,972)	(1,972)
Net commercial loans	$101,571	$73,980

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $14.1 million at March 31, 2014 and $12.0 million at June 30, 2013. The Company has recorded a liability for unfunded loan commitments of $25,000 at March 31, 2014 and June 30, 2013 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2014:
Pass	$257,772	$76,112	$94,426	$3,498	$431,808
Special Mention	5,212	571	-	-	5,783
Substandard	4	410	-	5,619	6,033
Doubtful	73	4	-	-	77
	$263,061	$77,097	$94,426	$9,117	$443,701
Non-accrual	$1,591	$5	$-	$-	$1,596

As of June 30, 2013:
Pass	$256,360	$81,730	$64,366	$3,616	$406,072
Special Mention	5,264	200	2,182	-	7,646
Substandard	1,499	615	-	5,788	7,902
Doubtful	73	12	-	-	85
	$263,196	$82,557	$66,548	$9,404	$421,705
Non-accrual	$1,591	$23	$-	$-	$1,614

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

The aging of financing receivables by portfolio class is as follows:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of March 31, 2014:
Commercial Leases	$-	$-	$-	$263,061	$263,061	$-
Education, Government, Non-profit Leases	-	-	-	77,097	77,097	-
Commercial and Industrial Loans	-	-	-	94,426	94,426	-
Commercial Real Estate Loans	-	-	-	9,117	9,117	-
	$-	$-	$-	$443,701	$443,701	$-

As of June 30, 2013:
Commercial Leases	$113	$-	$113	$263,083	$263,196	$-
Education, Government, Non-profit Leases	-	-	-	82,557	82,557	-
Commercial and Industrial Loans	-	-	-	66,548	66,548	-
Commercial Real Estate Loans	-	-	-	9,404	9,404	-
	$113	$-	$113	$421,592	$421,705	$-

The allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of March 31, 2014 and June 30, 2013 are presented in the following table:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2014:
Allowance for lease and loan losses
Balance beginning of period	$2,546	$618	$1,561	$411	$5,136
Charge-offs	(8)	-	-	-	(8)
Recoveries	14	-	-	-	14
Provision	-	-	-	-	-
Balance end of period	$2,552	$618	$1,561	$411	$5,142

Individually evaluated for impairment	$151	$107	$-	$-	$258
Collectively evaluated for impairment	2,401	511	1,561	411	4,884
Total ending allowance balance	$2,552	$618	$1,561	$411	$5,142

Finance receivables
Individually evaluated for impairment	$1,616	$414	$-	$-	$2,030
Collectively evaluated for impairment	261,445	76,683	94,426	9,117	441,671
Total ending finance receivable balance	$263,061	$77,097	$94,426	$9,117	$443,701

As of June 30, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,236	$897	$1,561	$511	$5,205
Charge-offs	(71)	(279)	-	-	(350)
Recoveries	6	-	-	-	6
Provision	375	-	-	(100)	275
Balance end of period	$2,546	$618	$1,561	$411	$5,136

Individually evaluated for impairment	$330	$111	$-	$-	$441
Collectively evaluated for impairment	2,216	507	1,561	411	4,695
Total ending allowance balance	$2,546	$618	$1,561	$411	$5,136

Finance receivables
Individually evaluated for impairment	$1,926	$627	$-	$-	$2,553
Collectively evaluated for impairment	261,270	81,930	66,548	9,404	419,152
Total ending finance receivable balance	$263,196	$82,557	$66,548	$9,404	$421,705

NOTE 11 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At March 31, 2014, there were no borrowings from the FHLB with available borrowing capacity of $2.2 million related to qualifying real estate loans of $3.5 million, and no borrowings from the FRB with borrowing availability of approximately $97.9 million secured by $126.6 million of lease receivables.

CalFirst Leasing had a $10 million line of credit with a bank that expired and was not renewed at March 31, 2014.  The purpose of the line was to provide resources as needed for investment in transactions-in-process and leases, but CalFirst Leasing had not taken any borrowings down under this line of credit for over ten years.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2014 and 2013:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended March 31, 2014
Total direct finance and interest income	$4,236	$613	$-	$4,849
Net direct, loan and interest income after provision for credit losses	3,494	627	-	4,121
Other income	275	351	-	626
Net income	$929	$416	$(155)	$1,190

Quarter ended March 31, 2013
Total direct finance and interest income	$4,383	$1,058	$1	$5,442
Net direct, loan and interest income after provision for credit losses	3,460	1,274	1	4,735
Other income	700	1,054	-	1,754
Net income	$1,342	$980	$(221)	$2,101

Nine months ended March 31, 2014
Total direct finance and interest income	$12,632	$2,106	$1	$14,739
Net direct, loan and interest income after provision for credit losses	10,333	2,121	1	12,455
Other income	1,871	2,357	-	4,228
Net income	$3,826	$2,166	$(787)	$5,205

Nine months ended March 31, 2013
Total direct finance and interest income	$12,600	$3,481	$5	$16,086
Net direct, loan and interest income after provision for credit losses	10,077	3,848	5	13,930
Other income	1,551	2,429	-	3,980
Net income	$3,580	$2,396	$(528)	$5,448

Total assets at March 31, 2014	$482,048	$92,459	$(27,666)	$546,841
Total assets at March 31, 2013	$471,943	$90,012	$(6,357)	$555,598

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin.  The Company’s current balance sheet structure is short-term in nature, with over 55% of interest-earning assets and 83% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $1.2 million for the third quarter ended March 31, 2014 were 43.4% below the third quarter of fiscal 2013 primarily due to a $1.1 million decline in non-interest income related to lower gains recognized on the sale of leased property and investment securities. The comparison to strong gains realized during the third quarter of the prior year illustrates the quarterly variability that can occur due to the timing of leases maturing during the year.  In addition, net interest income in the third quarter of fiscal 2014 declined by $613,400, or 13.0%, reflecting the continued impact that low interest rates and competitive pricing have had on interest earning assets and net interest margins, despite growth in assets. The FRB began lowering interest rates in 2007 and has maintained historically low interest rates since 2009.  As a result, the Company’s average yield on interest earning assets has declined by over 370 basis points since the fiscal year end June 30, 2009, while its net interest margin has declined by over 250 basis points over the same period.

For the third quarter of fiscal 2014, new lease and loan bookings of $61.0 million were down 40.4% from the third quarter of the prior year.  Bookings included $48.2 million of direct leases, down from $72.9 million during the third quarter of fiscal 2013, lease purchases of $1.9 million compared to $9.4 million of lease purchases during the third quarter of fiscal 2013, and loan bookings of $10.9 million, down from $20.0 million during the third quarter of fiscal 2013.  For the nine months ended March 31, 2014, total bookings of $190.5 million were down 18.0% from $232.4 million the prior year, and included lease bookings of $153.2 million, consisting of direct leases of $136.5 million and $16.6 million of lease purchases, and the addition of $37.4 million in commercial loans.  As a result, the net investment in leases and loans of $438.6 million at March 31, 2014 is up 5% from June 30, 2013 and December 31, 2013.

Not included above is property acquired for lease transactions in process that has more than doubled since June 30, 2013 to $31.3 million. This is part of the estimated backlog of approved lease and loan commitments of $123 million at March 31, 2014, 24% greater than at March 31, 2013, including a 56% increase year over year of loan commitments to $34.1 million.  While third quarter lease and loan originations were 19% below the third quarter of fiscal 2013, for the first nine months of fiscal 2014 they were 3% ahead of the prior year. Direct lease originations year to date are up 29% from the prior year while loan originations increased by 12%. The sustained originations combined with lower booking during the first nine months have contributed to growth in the Company’s lease backlog.

Consolidated Statement of Earnings Analysis

Summary – For the third quarter ended March 31, 2014, net earnings of $1.2 million decreased $911,000 compared to the third quarter ended March 31, 2013.  For the first nine months of fiscal 2014, net earnings of $5.2 million decreased $243,000, or 4.5%, compared to the first nine months of fiscal 2013.  Diluted earnings per share of $0.11 per share for the third quarter of fiscal 2014 were down 43.4% from the $0.20 per share for the third quarter of fiscal 2013.  For the nine months ended March 31, 2014, diluted earnings per share of $0.50 decreased 4.5%, compared to $0.52 per share for the same prior year period.

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

Net direct finance, loan and interest income was $4.1 million for the quarter ended March 31, 2014, a $614,000, or 13.0% decrease compared to the same quarter of the prior year. Total direct finance, loan and interest income for the third quarter of fiscal 2014 was down 10.9% to $4.8 million from $5.4 million during the third quarter of the prior year. The decrease was primarily due to a 47% decrease in investment income and 21% decline in commercial loan income. Commercial loan income was down by $236,600 as the average yield fell by 89 basis points to 3.67% with average balances 2% lower at $95.9 million. A decrease of $88,600 in direct finance income reflected an 8.6% increase in the average investment in leases to $328.0 million, offset by a 50 basis points drop in the average yield to 4.47%. Investment income declined by $267,800 as maturing securities brought average investment balances down 44% to $30.9 million and lowered the average yield by 26 basis points to 3.66%, contributing to a reduction in the overall yield on cash and investments by 69 basis points to 1.46% for the quarter ended March 31, 2014. During the third quarter of fiscal 2014, interest expense on deposits increased by $20,000, reflecting a 5.4% increase in average deposit balances to $335.4 million offset by a 2 basis point decrease in average interest rate paid to 0.87%.

For the nine months ended March 31, 2014, net direct finance, loan and interest income was $12.5 million, a $1.8 million or 12.3% decrease from $14.2 million earned during the same period of the prior year.  Total direct finance, loan and interest income for the first nine months of fiscal 2014 decreased 8.4% to $14.7 million due to an $822,300 decrease in commercial loan income and $808,800 decrease in investment income, offset by a $284,000 increase in direct finance income. During the first nine months of fiscal 2014, the average investment in leases increased 19.7% to $331.6 million while the average yield earned decreased by 75 basis points to 4.49%.  Average commercial loan balances of $82.8 million were down 9.7% while the average yield fell by 81 basis points to 3.95%. As a number of investments matured during the first nine months of fiscal 2014, average investment balances declined 37% to $38.7 million and brought average yields down by 46 basis points to 3.59%, contributing to a 26% increase in average cash balances and reduction in overall yields on cash and investments of 84 basis points to 1.42% for the nine months ended March 31, 2014. Interest expense paid for the nine months ended March 31, 2014 increased by $402,900, 21.4%, to $2.3 million due to a 22% increase in average deposit balances to $339.9 million while the average rate paid remained at 0.90%.

The average yield on all interest-earning assets during the third quarter of fiscal 2014 decreased by 50 basis points to 3.8% from 4.3% for the third quarter ended March 31, 2013, while the average rate paid on all interest-bearing liabilities declined by only 2 basis points to .87% from 0.90%.   As a result, the net interest margin decreased to 3.3% for the third quarter of fiscal 2014 from 3.7% in fiscal 2013. For the first nine months of fiscal 2014, the net interest margin of 3.2% is down from 3.9% for the first nine months of fiscal 2013.  The prolonged period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on current historically low rates and competitive pricing market, and the Bank is limited in its ability to lower deposit rates in tandem.

The following table presents the components of the increases (decreases) in net direct finance and interest income before provision for credit losses by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2014 vs 2013			March 31, 2014 vs 2013
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$323	$(412)	$(89)	$2,148	$(1,864)	$284
Commercial loans	(24)	(213)	(237)	(319)	(503)	(822)
Investment securities	(241)	(20)	(261)	(676)	(134)	(810)
Interest-earning deposits with banks	1	(7)	(6)	20	(19)	1
	59	(652)	(593)	1,173	(2,520)	(1,347)
Interest expense
Demand and savings deposits	(23)	1	(22)	(38)	1	(37)
Time deposits	94	(51)	43	565	(125)	440
	71	(50)	21	527	(124)	403
Net direct finance, loan and interest income	$(12)	$(602)	$(614)	$646	$(2,396)	$(1,750)

The following tables present the Company’s average balance sheets, direct finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2014			March 31, 2013
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$52,006	$20	0.15%	$50,667	$26	0.21%
Investment securities	30,929	283	3.66%	55,459	544	3.92%
Commercial loans	95,905	881	3.67%	98,032	1,118	4.56%
Net investment in leases	327,990	3,665	4.47%	302,022	3,754	4.97%
Total interest-earning assets	506,830	4,849	3.83%	506,180	5,442	4.30%
Other assets	43,657			24,291
	$550,487			$530,471

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$67,106	$82	0.49%	$85,869	$104	0.48%
Time deposits	268,285	646	0.96%	232,304	603	1.04%
Total interest-bearing liabilities	335,391	728	0.87%	318,173	707	0.89%
Non-interest bearing demand deposits	1,849			2,264
Other liabilities	31,795			31,814
Shareholders' equity	181,452			178,220
	$550,487			$530,471
Net interest income		$4,121			$4,735

Net interest spread (2)			2.96%			3.41%
Net interest margin (3)			3.25%			3.74%
Average interest earning assets over
average interest bearing liabilities			151.1%			159.1%

	Nine months ended			Nine months ended
	March 31, 2014			March 31, 2013
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$66,485	$77	0.15%	$52,661	$76	0.19%
Investment securities	38,661	1,040	3.59%	60,920	1,850	4.05%
Commercial loans	82,813	2,455	3.95%	91,748	3,277	4.76%
Net investment in leases	331,574	11,167	4.49%	276,912	10,883	5.24%
Total interest-earning assets	519,533	14,739	3.78%	482,241	16,086	4.45%
Other assets	34,541			25,541
	$554,074			$507,782

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$69,042	$255	0.49%	$79,408	$292	0.49%
Time deposits	270,850	2,029	1.00%	199,842	1,589	1.06%
Total interest bearing liabilities	339,892	2,284	0.90%	279,250	1,881	0.90%
Non-interest bearing demand deposits	1,829			2,210
Other liabilities	30,838			38,377
Shareholders' equity	181,515			187,945
	$554,074			$507,782
Net interest income		$12,455			$14,205

Net interest spread (2)			2.79%			3.55%
Net interest margin (3)			3.20%			3.93%
Average interest earning assets over
average interest bearing liabilities			152.9%			172.7%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company did not record a provision for credit losses in the third quarter of fiscal 2014 or 2013.  For the first nine months of fiscal 2014, the Company also made no provision for credit losses compared to a provision of $275,000 recorded during the first nine months of fiscal 2013.  A provision for credit losses has not been required in fiscal 2014 despite growth in the portfolio due to stable credit metrics and improved market conditions that indicate that existing reserves established in prior periods are adequate to support the risks in the portfolios.

Non-interest Income – Total non-interest income for the quarter ended March 31, 2014 decreased by $1.1 million or 64.3% to $626,000, compared to $1.8 million for the same quarter of the prior fiscal year. This decrease was principally due to a $747,000 decline in income from leases at the end of term during the period as the residual investment maturing in the quarter was less than half the amount realized during the third quarter of fiscal 2013.  Also, the third quarter of fiscal 2013 included a gain realized on the sale of a security of $302,000.  Total non-interest income of $4.2 million for the first nine months of fiscal 2014 was up $248,000 or 6.2% from $4.0 million during the comparable period of fiscal 2013.  The increase included a $1.3 million gain realized on the sale of leases during the second quarter of fiscal 2014 that offset a 20% or $650,000 decline in income realized from leases at their end of term during the first nine months of fiscal 2014. The residual investment maturing during the first nine months of fiscal 2014 was 43% less than the amount realized during the first nine months of fiscal 2013.

Non-interest Expenses – During the third quarter of fiscal 2014, non-interest expenses of $3.0 million were 4.0% lower than the third quarter of fiscal 2013. The drop in expenses during the third quarter related to lower administrative compensation and occupancy expense, offset in part by higher compensation expense related to growth in the sales organization. For the first nine months of fiscal 2014 non-interest expenses of $8.4 million were down 6.8% from $9.0 million for the first nine months of fiscal 2013.  The decrease in non-interest expenses for the nine months is primarily due to lower compensation expenses related to a smaller sales organization as well as lower occupancy expenses, offset in part by one-time expenses related to the Company’s move to a new office in August 2013.

Taxes – Income taxes were accrued at a tax rate of 33.0% for the third quarter of fiscal 2014 and 37.25% for the nine months ended March 31, 2014, compared to 38.1% for the third quarter of fiscal 2013 and 38.8% for the nine months ended March 31, 2013. The reduced tax accrual rate in the third quarter ended March 31, 2014 incorporates an estimated lower state tax rate for fiscal 2014 than previously projected. The rate of 37.25% for the nine months of fiscal 2014 compares to the rate of 37.1% accrued for the full fiscal year ended June 30, 2013.

Financial Condition Analysis

Consolidated total assets at March 31, 2014 of $546.8 million were down $12.1 million, or 2.2% from $558.9 million at June 30, 2013.  The change in total assets includes a $19.4 million increase in property acquired for transactions in process and $27.6 million increase in commercial loans, offset by a $5.6 million decrease in net investment in leases, $21.6 million decrease in securities available-for-sale and $37.4 million drop in cash balances.

Lease Portfolio

During the first nine months of fiscal 2014, 94.4% of the direct leases booked by the Company were held in its own portfolios, with 5.6% assigned to other financial institutions.  In addition, the Company sold or assigned previously booked receivables of $23.9 million to other financial institutions during the second quarter ended December 31, 2013.  As a result, the Company’s net investment in leases at March 31, 2014 of $337.0 million was down 1.6% from $342.6 million at June 30, 2013, a reduction of $5.6 million, but increased 3.7% from $325.1 million at December 31, 2013.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2014, the Company’s investment in property acquired for transactions in process of $31.3 million was up 163% from $11.9 million at June 30, 2013, and up 169% from $11.7 million at March 31, 2013.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased $27.6 million, or 37.3%, to $101.6 million at March 31, 2014 from $74.0 million at June 30, 2013.  The increase in the Company’s commercial loan portfolio included the investment of $37.4 million in five new commercial loan participations offset by loan payoffs and repayments aggregating to $9.8 million.  In addition, at March 31, 2014 the Company had unfunded commercial loan commitments of $34.1 million compared to $12.4 million at June 30, 2013.

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

The following table summarizes the Company’s non-performing leases and loans.

	March 31,	June 30,
	2014	2013
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$1,595	$1,614
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$1,595	$1,614
Non-performing assets as % of net investment
in leases and loans before allowances	0.4%	0.4%

The change in non-performing assets at March 31, 2014 as compared to June 30, 2013 reflects payments received on non-accrual leases with no new leases added.  In addition to the non-performing leases and loans identified above, there was $6.1 million of investment in leases and loans at March 31, 2014 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $6.5 million at June 30, 2013 and $9.8 million at March 31, 2013. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Nine months ended
	March 31,
	2014	2013
	(dollars in thousands)

Property acquired for transactions in process before allowance	$31,349	$11,672
Net investment in leases and loans before allowance	443,701	432,412
Net investment in “risk assets”	$475,050	$444,084

Allowance for credit losses at beginning of period	$5,147	$5,216
Charge-off of lease receivables	(8)	(14)
Recovery of amounts previously written off	14	-
Provision for credit losses	-	275
Allowance for credit losses at end of period	$5,153	$5,477

Components of allowance for credit losses:
Allowance for lease and loan losses	$5,142	$5,466
Allowance for transactions in process	11	11
	$5,153	$5,477
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.2%	1.3%
Allowance for credit losses as a percent of net investment in “risk assets”	1.1%	1.2%

The allowance for credit losses increased $6,000 to $5.2 million (1.2% of net investment in leases and loans before allowances) at March 31, 2014 from $5.1 million (1.2% of net investment in leases and loans before allowances) at June 30, 2013. This allowance consisted of $290,000 allocated to specific accounts that were identified as problems and $4.9 million that was available to cover losses inherent in the portfolio. This compared to $473,000 allocated to specific accounts at June 30, 2013 and $4.7 million available for losses inherent in the portfolio at that time.  The decrease in the specific allowance at March 31, 2014 primarily relates to the reduced reserve on a specific account that emerged from bankruptcy as well to payments received. The Company considers the allowance for credit losses of $5.2 million at March 31, 2014 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $24.0 million as of March 31, 2014, compared with $45.5 million at June 30, 2013.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at March 31, 2014 and June 30, 2013 are as follows:

	As of March 31, 2014		As of June 30, 2013
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate debt securities	$21,111	$21,497	$42,435	$43,147
Securities of state and political subdivisions	410	430	412	436
Mutual fund investments	1,306	1,257	1,306	1,250
Equity investments	422	773	422	689
Total securities available-for-sale	$23,249	$23,957	$44,575	$45,522

The $21.6 million decline in the Company’s portfolio of securities available-for-sale during the first nine months of fiscal 2014 was primarily due to maturing bonds.  The weighted average maturity at March 31, 2014 was 10 months and the corresponding weighted average yield was 3.5 percent at March 31, 2014.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, and non-recourse debt. At March 31, 2014 and June 30, 2013, the Company’s cash and due from banks were $38.0 million and $75.5 million, respectively.  Stockholders’ equity at March 31, 2014 was $181.9 million, or 33.3% of total assets, compared to $180.9 million, or 32.4% of total assets, at June 30, 2013.  At March 31, 2014, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $334.1 million at March 31, 2014, down 3% from $343.3 million at March 31, 2013 and $346.0 million at June 30, 2013. The $9.2 million decrease from March 31, 2013 was the result of the Company’s effort to reduce excess liquidity and was supported by the sale or assignment of leases during the second quarter of fiscal 2014.  The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2014 and 2013:

	Nine months ended March 31,
	2014			2013
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$2,174	$1,829	n/a	$1,488	$2,210	n/a
Interest-bearing demand deposits	1,442	1,696	0.20%	2,412	2,430	0.20%
Money market deposits	64,442	67,346	0.50%	86,769	76,978	0.50%
Time deposits, less than $100,000	50,345	51,569	1.00%	51,341	47,057	1.09%
Time deposits, $100,000 or more	$215,683	$219,281	1.00%	$201,317	$152,785	1.05%

The following table shows the maturities of certificates of deposits at March 31, 2014:

	Less Than	$250,000
	$250,000	or Greater
	(in thousands)
Under 3 months	$41,716	$11,068
3 – 6 months	31,551	6,323
7 – 12 months	90,447	27,081
13 – 24 months	34,210	8,251
25 – 36 months	8,811	6,570
	$206,735	$59,293

The Bank has entered into a borrowing agreement with the Federal Home Loan Bank of San Francisco and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank had no outstanding balance at March 31, 2014.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $2.2 million available under the agreement as of March 31, 2014.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability of approximately $97.9 million.

An additional source of liquidity for financing and managing the lease portfolio comes from assigning certain lease term payments to banks or other financial institutions.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2014, the Company had outstanding non-recourse debt aggregating $9.5 million relating to discounted lease rentals assigned to unaffiliated lenders, up from $768,000 at June 30, 2013 and $1.0 million at March 31, 2013. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

CalFirst Leasing had a $10 million line of credit with a bank that expired and was not renewed at March 31, 2014.  The purpose of the line was to provide resources as needed for investment in transactions-in-process and leases, but CalFirst Leasing had not taken any borrowings down under this line of credit for over ten years.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2014. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Commercial loan and lease purchase commitments	$39,539	$39,539	$-	$-
Lease property purchases (1)	53,210	53,210	-	-
Operating lease rental payments	2,966	622	2,344	-
Total contractual commitments	$95,715	$93,371	$2,344	$-
______________________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At March 31, 2014, the Company had $45.1 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $468.3 million consists of leases with fixed rates and loans with variable rates, however, $239.6 million of such investment matures or reprices within one year of March 31, 2014. Of the $26.6 million investment in securities, $17.4 million mature within twelve months. This compares to interest bearing deposit liabilities of $331.9 million, of which $274.1 million, or 83%, mature within one year. Based on the foregoing, at March 31, 2014 the Company had assets of $295.0 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $274.1 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricing or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at March 31, 2014 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$38,029	$-	$-	$-	$-	$38,029
Investment securities	7,070	10,297	6,590	2,608	-	26,565
Net investment in leases	34,426	110,290	207,612	12,035	(27,375)	336,988
Commercial loans	94,846	-	9,122	-	(2,397)	101,571
Non-interest earning assets	-	-	-	-	43,688	43,688
Totals	174,371	120,587	223,324	14,643	$13,916	$546,841
Cumulative total for RSA	$174,371	$294,958	$518,282	$532,925

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$65,883	$-	$-	$-	$2,175	68,058
Time deposits	52,784	155,403	57,841	-	-	266,028
Non-interest bearing liabilities	-	-	-	-	30,830	30,830
Stockholders' equity	-	-	-	-	181,925	181,925
Totals	118,667	155,403	57,841	-	$214,930	$546,841
Cumulative total for RSL	$118,667	$274,070	$331,911	$331,911

Interest rate sensitivity gap	$55,704	$(34,816)	$165,483	$14,643
Cumulative GAP	$55,704	$20,888	$186,371	$201,014

RSA divided by RSL (cumulative)	146.94%	107.62%	156.15%	160.56%
Cumulative GAP / total assets	10.19%	3.82%	34.08%	36.76%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2014:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2014 - January 31, 2014	-	$-	368,354
February 1, 2014 - February 28, 2014	-	$-	368,354
March 1, 2014 - March 31, 2014	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	29
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	30
31.3	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	31

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE: May 6, 2014	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett
Executive Vice President
(Principal Financial and Accounting Officer)