Form 10-K
period 2014-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2014-09-25
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    June 30, 2014

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission File number 0-15641

CALIFORNIA FIRST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization)	33-0964185 (I.R.S. Employer Identification No.)

28 Executive Park, Irvine, CA  92614
(Address of principal executive offices)

Registrant's telephone number, including area code:	(949) 255-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
       Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
       Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2013 was $35,357,556.  Number of shares outstanding as of September 12, 2014:  Common Stock 10,459,924.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2014.

California First National Bancorp and Subsidiaries

California First National Bancorp and Subsidiaries

PART I
ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”).  The primary business of the Company is leasing and financing capital assets, while CalFirst Bank also participates in the syndicated commercial loan market, provides business loans to fund the purchase of assets leased by third parties, and offers commercial loans directly to businesses.  CalFirst Bank gathers deposits from a centralized location primarily through posting rates on the Internet.  All banking and other operations are conducted from one central location. At June 30, 2014, the Company had total assets of $579.6 million, leases and loans of $455.8 million, total deposits of $355.8 million, and a very conservative capital profile with stockholders’ equity of $183.7 million supporting regulatory capital ratios at June 30, 2014 of 31.8% Tier 1 capital, 32.8% total capital and 32.8% Tier 1 leverage capital, well above required regulatory thresholds.

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

Leasing Activities

At June 30, 2014, leases accounted for 72% of the Company’s net investment in leases and loans.  The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets.  The leases are structured individually and can accommodate a variety of our customers’ objectives.  In addition to computer systems and networks, property leased includes automated manufacturing and distribution management systems, production systems, printing presses and warehouse distribution systems.  Telecommunications systems include digital private branch equipment and switching equipment as well as voice over Internet protocol (“VoIP”) systems, wireless networks and satellite tracking systems.  Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software.  Other electronic equipment leased includes robotic surgical systems, ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, and copying equipment.  In addition, the Company leases a wide variety of non-high technology property, including office equipment, mining equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture.  Of the leases booked in fiscal 2014, approximately 41% involved computer equipment and software, 14% furniture and fixtures, 12% transportation equipment, 11% manufacturing and distribution equipment, 8% medical equipment, and 5% yellow equipment.

 California First National Bancorp and Subsidiaries

CalFirst Bank and CalFirst Leasing provide leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as educational, government and non-profit entities.  The average size of the lease transactions booked during fiscal 2014 was approximately $935,000, compared with $844,000 during fiscal 2013 and $560,000 during fiscal 2012.  One customer accounted for 13% of the property cost subject to leases booked during fiscal 2014,  while  in fiscal 2013 two customers accounted for 11% and 8% and in fiscal 2012 two other customers accounted for 7% and 5% of leases booked in that year.  Leases primarily are originated directly through a centralized marketing program and direct delivery channels, or through other banks or origination sources. During fiscal 2014, 89% of property cost subject to leases booked was originated directly by the Company, compared to 79% originated directly in fiscal 2013 and 2012.  The marketing program includes a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and in-house computer and telecommunication systems.  The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers.  Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets.  The prospect management system and an integrated in-house telecommunications system permit sales management to monitor account executive activity, daily prospect status and pricing information.  The ability to monitor account activity and offer immediate assistance in negotiating or pricing a transaction makes it possible to be responsive to customers and prospects.

Leases generally are for initial terms ranging from two to five years. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes.  CalFirst Bank or CalFirst Leasing retain ownership of the property on leases they originate, and in the event of default by the lessee, they may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property.  Upon the expiration of the lease term, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease.  If the original lessee does not exercise the purchase option, once the leased property is returned, CalFirst Bank or CalFirst Leasing will seek to sell the leased property.

Through its lease purchase operations, CalFirst Bank purchases lease receivables on a non-recourse basis from other intermediaries.  All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship.  The Bank generally does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. Periodically, the Bank will purchase a whole lease and assume the role as lessor and take a residual interest in the property subject to such lease. The Bank verifies the completeness of all lease documentation prior to purchase, to confirm that all documentation is correct and secure, that liens have been perfected, and legal documentation has been filed as appropriate. Leases purchased from unaffiliated third parties during fiscal 2014 aggregated to $19.6 million, or 11% of total leases booked.  In fiscal 2013, purchased leases of $50.2 million represented 21% of total bookings while fiscal 2012 purchased leases of $36.1 million also represented 21% of total bookings.

The Company conducts the leasing business in a manner designed to minimize risk, however, we are subject to risks through the investment in lease receivables held in our own portfolios, lease transactions-in-process, and residual investments.  We do not purchase leased property until we have received a binding non-cancelable lease from the customer.  A portion of lease originations are discounted to banks or finance companies on a non-recourse basis at fixed interest rates that reflect the customers' financial condition. The lender to which a lease has been assigned has no recourse against the Company, unless we are in default under the terms of the agreement by which the lease was assigned.  The institution to which a lease has been assigned may take title to the leased property, but only in the event the lessee fails to make lease payments or otherwise defaults under the terms of the lease.  If this occurs, the Company may not realize our residual investment, if any, in the leased property.

 California First National Bancorp and Subsidiaries

Lease Portfolio

During the fiscal years ended June 30, 2014, 92.7% of the total dollar amount of new leases completed by the Company were booked by CalFirst Bank, up from 86.0% in fiscal 2013 and 71.5% in 2012. Of the new leases booked by CalFirst Leasing in fiscal 2014, 3% were assigned to CalFirst Bank, while 23% of new leases booked by CalFirst Leasing in fiscal 2013 were assigned to CalFirst Bank and 48% in fiscal 2012. Pursuant to bank regulations, CalFirst Bank can purchase no more than 50% of the extensions of credit originated by CalFirst Leasing during the preceding 12 calendar months.

During the fiscal years ended June 30, 2014, 2013 and 2012, 97%, 98% and 95%, respectively, of the total dollar amount of new leases completed by the Company were retained in the Company’s portfolios, with the balance of such leases discounted to unaffiliated financial institutions. The Company applies a portfolio management system intended to develop portfolios with different risk/reward profiles.  Each lease transaction held must meet or exceed certain credit or profitability requirements established, on a case-by-case basis, by the credit committee for the portfolio.  The Bank’s strategy is to develop a conservative, diversified portfolio of leases with high credit quality lessees.  The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and performs an independent credit analysis and due diligence on each lease transaction originated or purchased.  The committee applies the same underwriting standards to all leases, regardless of how they are sourced.  Through the use of non-recourse financing, the Company avoids risks that do not meet our risk/reward requirements.  Certain portfolios hold leases where the credit profile of the lessee or the value of the underlying leased property is not acceptable to other financial institutions.

The table below presents the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2014, 2013 and 2012, respectively.  Of the Bank’s Net Lease Receivable, approximately 74%, 60% and 48%, respectively, represented leases originated directly by the Bank, with 21%, 26% and 28%, of the Bank’s Net Lease Receivables at June 30, 2014, 2013 and 2012, respectively, related to leases purchased from unaffiliated parties.

(dollars in thousands)	Years ended June 30,
	2014		2013		2012
	Net Lease Receivable	Percent of Total	Net Lease Receivable	Percent of Total	Net Lease Receivable	Percent of Total
California First National Bank	$288,331	91%	$299,863	91%	$205,229	86%
California First Leasing	$27,343	9%	$30,933	9%	$33,598	14%

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees.  The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse us for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2014, 2013, and 2012, the Company’s total investment in property acquired for transactions-in-process amounted to $40.6 million, $11.9 million and $18.5 million, respectively.  Of such amounts, approximately 77%, 97% and 66%, respectively, for each respective year related to CalFirst Bank, with the balance held by CalFirst Leasing.

Commercial Loans

Commercial loans of $129.2 million accounted for 28% of the Company’s net investment in leases and loans at June 30, 2014, an increase from $74.0 million, or 18% of the Company’s investment, at June 30, 2013 and $82.9 million, or 25% of the Company’s investment, at June 30, 2012. During fiscal 2014 the Company boarded $73.3 million new commercial loans with payoffs and principal reductions of $18.1 million.  During fiscal 2013, the Company boarded $50.0 million in new commercial loans but experienced payoffs and principal reductions of approximately $59.0 million.

California First National Bancorp and Subsidiaries

The commercial loan portfolio consists primarily of participations in syndicated transactions led by other financial institutions, with approximately 14% of the loan portfolio at June 30, 2014 the result of a direct origination effort.  Direct loan origination is directed primarily toward the Company’s existing and targeted customer database.  These commercial loans are a complementary product leveraging existing resources and extending customer longevity.  Commercial loan products originated directly include lines of credit, term loans and commercial mortgages, and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit.  There are three direct commercial loans aggregating to $17.9 million as of June 30, 2014, all at fixed rates, ranging in size from $2.3 million to $10.0 million, and with remaining terms of 45 to 59 months.

Syndicated bank loans have structures ranging from working capital loans secured by accounts receivable and inventories, term loans secured by all assets to leveraged loans supported by operating cash flow and enterprise valuation.  Loans are priced at variable rates, and generally are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poor’s or Moody’s Investors Service, respectively; however, $9.6 million, or approximately 8.5% of the syndicated loan portfolio, relates to companies that are rated lower or are unrated. Credits that the Company characterizes as highly leveraged accounted for approximately 22% of the syndicated loan portfolio at June 30, 2014, up from 20% at June 30, 2013 and 2012. All syndicated loan transactions are participations through major money-center banking institutions and are diversified across industries, with the loan commitments ranging in size from $1.0 million to $10.0 million. At June 30, 2014, the average principal outstanding was $5.2 million, and the remaining terms ranged from two to seven years.

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

Commercial loan transactions funded during fiscal 2014 of $73.3 million included $10.0 million originated directly with the remaining $63.3 million acquired through participations. This compared to $50.0 million of commercial loan transactions funded during fiscal 2013, of which $20.8 million were originated directly and $29.2 million purchased under syndication.  Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is expected to be longer and such yields will vary more with changes in market interest rates.

Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management.  The strategy emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while managing the risk to any one area.  The consolidated lease and loan portfolio at June 30, 2014 includes over 850 lease schedules and 38 commercial loans. No customer accounted for more than 5% of the net investment in leases and loans at June 30, 2014 and June 30, 2012, but one customer represented slightly more than 5% of the consolidated portfolio at June 30, 2013.  The ten largest customers accounted for 24% of the lease and loan portfolio at June 30, 2014, compared to 28% of the portfolio at June 30, 2013 and 21% at June 30, 2012.

As a national bank, CalFirst Bank is subject to lending limit rules that restrict the maximum credit that the Bank may extend to any one entity at any one time to 15% of unimpaired capital and surplus. At June 30, 2014, the Bank’s “legal lending” limit was $16.2 million. The Company and CalFirst Leasing are not subject to any regulatory limits. At June 30, 2014, the largest single exposure to one credit was $19.2 million, shared by CalFirst Bank and CalFirst Leasing.

California First National Bancorp and Subsidiaries

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

Deposit Products

At June 30, 2014, the Bank had $355.8 million in deposits, of which $65.6 million were demand and savings accounts and $290.2 million, or 82%, were time deposits. The Bank’s deposits have been gathered primarily through the Internet.  The Bank offers interest-bearing checking accounts, money market accounts, savings accounts and three (3) month to three (3) year certificates of deposit (“CDs”) to taxable and IRA depositors.  CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank’s lease and loan portfolio.  With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk.  Most of the Bank’s commercial loans are floating rate.

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

California First National Bancorp and Subsidiaries

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $69.4 million at June 30, 2014 compared to $123.6 million at June 30, 2013 and $123.7 million at June 30, 2012.  The investment portfolio consists of interest-earning deposits with banks and short-term money market securities, as well as corporate bonds, U.S. Treasury Notes, Federal Reserve Bank and Federal Home Loan Bank stock and other investments.  The Company is authorized to invest in high-quality United States agency obligations, mortgage backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities.  The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

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

California First National Bancorp and Subsidiaries

The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations.  In addition, substantial changes to the regulation of banks and bank holding companies have occurred as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The primary concern of banking regulation is “Safety and Soundness” with an emphasis on asset quality and capital adequacy.  These laws and regulations also encompass a broad range of other regulatory concerns including insider transactions, the adequacy of the allowance for credit losses, inter-company transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.  The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company.  The FRB examines the Company, which exam includes CalFirst Leasing.  The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as asset quality, reserves, investments, risk management practices, interest rate exposure, vendor management and other aspects of operations.  These examinations are designed for the protection of the Bank’s depositors rather than the Company’s shareholders.  The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. The OCC may impose restrictions or new requirements on the Bank, including, but not limited to, growth limitations, dividend restrictions, individual increased regulatory capital requirements, lease and loan loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on the Bank, the Company or holders of our common stock.  Many banking laws and regulations have undergone significant change in recent years and, given the recent financial crisis in the United States, regulators have increased their oversight of financial institutions and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

Under FRB policy, the Company is expected to serve as a source of financial and managerial strength to the Bank and, under appropriate circumstances, to commit resources to support the Bank.  Certain loans by the Company to the Bank would be subordinate in right of payment to deposits in, and certain other indebtedness of, the Bank.

Among the regulations that affect the Company and the Bank are provisions of Section 23A of the Federal Reserve Act  that places limits on the amount of loans or extensions of credit the Bank may make to affiliates and the amount of assets purchased from affiliates, except for transactions exempted by the FRB.  The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus.  Regulation W (“Reg. W”) provides a framework under Section 23A by which the Bank does not have to comply with the quantitative limits of Section 23A when making a loan or extension of credit to an affiliate, but also contains certain provisions designed to prohibit the Bank from buying low-quality assets from an affiliate.  The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  All transactions between the Company or CalFirst Leasing and the Bank are in accordance with these provisions.

In connection with the approval of the Company’s purchase of the stock of the Bank, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank.  The commitments as modified include: (i) a binding written agreement between the Bank and the Company setting forth the Company’s obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary; (ii) the Bank must obtain prior approval from the OCC before implementing any significant deviation or change from its original operating plan; and (iii) the Company must comply with Reg. W.

California First National Bancorp and Subsidiaries

In September 2006, the OCC approved a change in the Bank’s original operating plan that provided for the Bank to originate commercial loans. In October 2010, the OCC advised the Bank that the scope and volume of its commercial loan business exceeded the forecast provided in July 2006 and therefore was a deviation from the Bank's business plan approved in September 2006. While the Bank did not agree that it deviated significantly from forecasts and documents submitted to the OCC, the Bank submitted an updated plan and request for no objection to its continued development of the commercial loan portfolio. In June 2012, the OCC provided a written determination of no objection to the Bank's revised business plan with certain conditions that require the Bank to maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015 and limit the growth in the commercial loan portfolio within certain guidelines. The Bank is in compliance with these conditions as of June 30, 2014, and is in the process of working to remove the restrictions.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB.  The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets.  The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent.  At June 30, 2014 and 2013, the Company exceeded all these requirements.

The Bank is also subject to risk-based and leverage capital requirements mandated by the OCC. In July 2013, Federal bank regulatory agencies jointly issued final rules that revise the general risk-based capital requirements to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). Under the final rule, minimum requirements increase both the quantity and quality of capital held by banking organizations. Consistent with Basel III, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The final rule minimizes the burden on smaller, less complex financial institutions such as the Company and the Bank, with a phase-in period that will not begin until January 2015 while the phase-in period for larger institutions began in January 2014. The Company does not expect the new rules to impact its operations as at June 30, 2014, the Bank had capital in excess of all current minimum risk-based and leverage capital requirements as well as the new guidelines.

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

California First National Bancorp and Subsidiaries

For FDIC assessment purposes, the bank’s assessment base is its average consolidated total assets minus its average tangible equity.  The assessment rate is determined by the FDIC using a risk-based calculation. The FDIC assessment is calculated by multiplying the assessment rate by the assessment base.  A bank's assessment base and assessment rate are calculated and billed each quarter.    The FDIC may increase or decrease the assessment rate in the future, and any such increase could have an adverse impact on the earnings of insured institutions, including the Bank.

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate as of June 30, 2014 is 0.62 cents per $100 of deposits compared to 0.64 cents per $100 of deposits as of June 30, 2013.

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

Employees

At June 30, 2014, the Company and its subsidiaries had 113 employees, none of whom are represented by a labor union.  The Company believes that its relations with its employees are satisfactory.

California First National Bancorp and Subsidiaries

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

Industry Risk Factors

The Company’s business and financial results are subject to general business and economic conditions.    The economic downturn and slow recovery reduced demand for financing capital assets.  Continued or renewed weakness in the economy could impact the financial performance and condition of customers and negatively affect the repayment of their obligations.  In addition, changes in securities markets and monetary fluctuations adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

Changes in the domestic interest rate environment could reduce the Company’s net finance and interest income.  The Company’s net finance and interest income, which is the difference between income earned on leases, loans and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the Federal government and by the policies of various regulatory agencies. The Federal Open Market Committee (“FOMC) of the FRB has promulgated a policy of keeping short term interest rates near zero but interest rates have begun to increase following FRB announcements of intended tapering of purchases of government bonds and mortgage-backed securities, which likely will cause interest rates to increase further. Increases in interest rates will increase the income earned on the Company’s available cash balances, but will also increase the Bank’s cost of funds over time. If the interest rates on deposits and other borrowings increase at a faster rate than the interest rates received on leases, loans, securities and other interest-earning investments, net interest income and therefore earnings, could be adversely affected.

Disruptions and volatility in the domestic interest rate environment and credit markets, including changes in interest spreads and the yield curve, could negatively impact business and the value of certain assets.    Higher interest rates could negatively affect demand for new leases and loans and reduce the ability of borrowers to repay their current loan obligations. Eight-six percent of the Company’s loan portfolio consists of loans at variable rates and subject to higher interest costs as interest rates increase. The increase in interest rates could lead to increased delinquencies if highly-leveraged customers are unable to pay the higher interest costs and otherwise meet their obligations. These circumstances could not only result in increased loan defaults, and charge-offs, but require increases to the allowance for credit losses which may materially and adversely affect our results of operations,  business, and financial condition.

Changes in the laws, regulations and policies governing financial services companies could alter the Company’s business environment and adversely affect operations.  The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States.  Its fiscal and monetary policies determine in a large part the Company’s cost of funds and the return that can be earned on leases, loans and investments, which affect the Company’s net finance, loan and interest income.

California First National Bancorp and Subsidiaries

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

Cyber security and privacy breaches may hurt our business, damage our reputation, increase our costs, and cause losses. Our systems and networks store personal information about our customers and employees. We have security systems and information technology infrastructure in place designed to protect against unauthorized access to such information. However, there is still a risk that the security systems and infrastructure that we maintain may not be successful in protecting against all security breaches, employee error, malfeasance, and cyber-attacks. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched and we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure or outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers' data. Any significant violations of data privacy could result in a loss of confidence in the security of our products and services, the loss of business, litigation, regulatory investigations, and penalties that could damage our reputation and adversely affect the growth of our business.

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

California First National Bancorp and Subsidiaries

Larger transactions and customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries.  At June 30, 2014, leases aggregating to $19.2 million to one customer accounted for 4.3% of the Company’s net investment in leases and loans, with the ten largest customers representing 26% of the portfolio. Hospitals, nursing homes and other ambulatory medical facilities represented 14% of the total investment in leases and loans while 11% was with public and private colleges, universities, elementary and secondary schools located throughout the United States and 6% was related to gold and silver mining.

The Bank’s commercial loan initiative may increase the Company’s risk of losses.  The commercial loan portfolio contains a number of commercial loans with relatively larger balances than its historical lease portfolio. About 19% of the commercial loan portfolio is comprised of highly leveraged loans, with 8% of the portfolio rated substandard.  The deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

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

The Company may be adversely affected by significant changes in the bank deposit market and interest rates.  CalFirst Bank has grown to represent 90% of the Company’s assets, and bank deposits now exceed $356 million.  As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels.  Time deposits due within one year of June 30, 2014 totaled $230 million.  If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available.  Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

Changes in accounting standards could materially impact the Company’s financial statements.  The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements.  These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. Recently, FASB has proposed new accounting standards related to accounting for leases and allowance for credit losses that could materially change the Company’s financial statements if ultimately put into effect.  In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.

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

The Company’s stock price can be volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company’s quarterly operating results and dividend policy; operating and stock price performance of other companies that investors deem comparable to the Company; news reports relating to trends, concerns and other issues in the financial services industry, and changes in government regulations.  General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company’s stock price to decrease regardless of the Company’s operating results.  In addition, the volume of trading in the Company’s stock is very limited and can result in fluctuations in prices between trades.

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

California First National Bancorp and Subsidiaries

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2014 the Company and its subsidiaries occupied approximately 36,000 square feet of office space in Irvine, California leased from an unaffiliated party.  The lease provides for monthly rental payments that average $56,308 from July 2014 through August 2018.

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

	For the years ended
	June 30, 2014		June 30, 2013
	High	Low	High	Low
First Quarter	$17.48	$15.26	$18.44	$15.37
Second Quarter	18.52	14.73	19.25	14.57
Third Quarter	15.62	14.64	17.29	14.84
Fourth Quarter	$15.48	$13.91	$17.34	$14.83

The Company had approximately 20 stockholders of record and in excess of 450 beneficial owners as of September 12, 2014.

Beginning in October 2009, the Board of Directors’ dividend policy provided for one annual dividend payment each year. The Company paid an annual dividend in the amount of $1.10 on December 17, 2011 and $2.20 and December 14, 2012 and $0.40 on December 13, 2013.  The Board of Directors will continue to review the dividend policy on an ongoing basis, taking into consideration a variety of factors including the business, economic and tax environment. No decision to pay dividends in fiscal 2015 and beyond has been made.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.  This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time.  The Company did not repurchase any shares of common stock under this authorization during the three years ended June 30, 2014, 2013 and 2012.  As of September 10, 2014, 368,354 shares remain available under this authorization.

California First National Bancorp and Subsidiaries

Common Stock Performance Graph

The following graph shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000.  The graph assumes an investment of $100 on June 30, 2009 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at June 30, 2010, 2011, 2012, 2013 and 2014. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock. As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.
Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2014.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock available for future issuance under equity compensation plans (excluding shares in first column) (1)
Equity compensation plans approved by shareholders	10,000	$ 16.00	2,010,647
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	10,000	$ 16.00	2,010,647	(1)

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

INCOME STATEMENT DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010

Direct finance and loan income	$18,370	$18,995	$20,505	$22,445	$22,064
Interest and investment income	1,371	2,408	3,133	3,347	4,722
Total finance and interest income	19,741	21,403	23,638	25,792	26,786
Interest expense on deposits and borrowings	3,037	2,664	2,914	3,613	4,864
Net finance and interest income	16,704	18,739	20,724	22,179	21,922
Provision for credit losses	200	275	-	1,025	350
Net finance and interest income after provision for credit losses	16,504	18,464	20,724	21,154	21,572

Operating and sales-type lease income	2,152	1,711	2,755	2,127	1,998
Gain on sale of leases and leased property	2,980	2,278	2,478	2,758	1,797
Other income	432	526	569	642	857
Realized gain on sale of investment securities	-	316	56	2,342	3,436
Total non-interest income	5,564	4,831	5,858	7,869	8,088

Non-interest expenses	10,995	11,610	12,307	12,088	11,640
Earnings before income taxes	11,073	11,685	14,275	16,935	18,020
Income taxes	4,022	4,331	5,372	6,028	6,893
Net earnings	$7,051	$7,354	$8,903	$10,907	$11,127

Diluted earnings per share	$0.67	$0.70	$0.85	$1.05	$1.08
Diluted common shares outstanding	10,456	10,453	10,429	10,401	10,304

Cash dividends per share	$0.40	$2.20	$1.10	$1.00	$0.60
Net interest margin	3.22%	3.77%	4.40%	5.00%	5.10%
Net interest spread	2.92%	3.41%	4.00%	4.40%	4.10%
Return on average assets	1.30%	1.40%	1.80%	2.30%	2.40%
Return on average equity	3.90%	4.00%	4.50%	5.50%	5.70%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010

Cash and cash equivalents	$40,122	$75,469	$56,921	$97,302	$73,988
Investment securities	29,316	48,162	66,751	66,321	71,974
Net investment in leases and loans	455,805	416,569	336,463	317,174	257,794
Total assets	579,550	558,903	486,171	524,415	453,602

Demand, savings and time deposits	355,810	346,028	253,297	274,775	205,922
Short and long term borrowings	6,858	-	-	10,000	10,000
Non-recourse debt	8,640	768	3,275	8,448	14,337
Stockholders’ equity	$183,745	$180,879	$196,439	$199,622	$198,548

Equity to total assets ratio	31.70%	32.36%	40.41%	38.07%	43.80%
Book value per common share	$17.57	$17.31	$18.83	$19.16	$19.39

California First National Bancorp and Subsidiaries

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results include the operations of CalFirst Bank and CalFirst Leasing.  The Company’s finance, loan and interest income includes interest income earned on the Company’s investment in lease receivables and residuals, commercial loans and investment securities.  Non-interest income primarily includes gains realized on the sale of leased property, income from sales-type and operating leases, gains realized on the sale of leases, gains or losses recorded on investment securities and other income.  Income from sales-type leases relates to the re-lease of off-lease property (“lease extensions”) while operating lease income generally involves lease extensions that do not meet the accounting requirements for sales-type leases.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the interest rate environment, the volume and profitability of leased property being re-marketed through re-lease or sale, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general.  The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The FRB began decreasing interest rates in 2007 and has maintained historically low market interest rates from 2009 to 2014. The Company’s current balance sheet structure is short-term in nature, with over 56% of assets and 83% of liabilities that mature or reprice within one year.  The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates.  Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

California First National Bancorp and Subsidiaries

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases.  Of the volume of leases booked during the fiscal years ended June 30, 2014, 2013 and 2012, approximately 25.0%, 11.3% and 22.8%, respectively, were structured such that the Company owns the leased asset at the end of the term and recorded a residual value.  The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract.  The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors.  The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2014 of $7.05 million declined $303,000, or 4%, from the $7.35 million reported in fiscal 2013.  The decline in net income in fiscal 2014 was due to lower net interest income, as yields on earning assets were impacted by the low interest rate and competitive pricing environment, offset by increased non-interest income from the sale of leases and lease extensions along with a 5% reduction in non-interest expenses.

For the year ended June 30, 2014, total leases and loans booked of $254.7 million were 13% below fiscal 2013 peak bookings of $293.2 million.  New lease bookings of $181.4 million, of which 89% were originated directly, were down 25% from the $243.2 million booked in the prior fiscal year, of which 79% were originated directly. Commercial loans boarded of $73.3 million were up from the $50.0 million boarded in fiscal 2013.  The Company’s net investment in leases and loans of $455.8 million at June 30, 2014 was up 9% from $416.6 million at June 30, 2013.  The Bank’s investment in leases and loans of $423.1 million increased 12.3% and now accounts for 93% of the Company’s consolidated investment at June 30, 2014.

California First National Bancorp and Subsidiaries

 New lease and loan transactions approved (“lease and loan originations”) of $299.6 million during fiscal 2014 were 3% ahead of the levels of the prior year. Due to the timing of completing lease transactions, which can take from three months to over a year from origination to booking, lease originations within a period often differ from lease bookings. Fiscal 2014 loan originations of $75.3 million were up $18.8 million from $56.5 million in fiscal 2013.  Lease originations during fiscal 2014 of $224.4 million were down 4% from $233.1 million in fiscal 2013, with 95% originated directly compared to 72% the prior year.  As a result, the estimated backlog of approved lease and loan commitments of $136.7 million at June 30, 2014 is up 25% from $109.7 million at June 30, 2013, 91% of which relates to leases.

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2014, net earnings of $7.05 million decreased $303,000 compared to $7.35 million for fiscal 2013.  Diluted earnings per share was $0.67 in fiscal 2014 and $0.70 fiscal 2013.  Net interest income after provision for credit losses declined $2.0 million offset by an increase of $733,000 in non-interest income and a reduction of $615,000 in non-interest expenses.

Net Finance, Loan and Interest Income – Net finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits or other borrowings.  Net finance, loan and interest income is affected by changes in the volume and mix of interest earning assets and liabilities, the movement of interest rates, and funding and pricing strategies.

Net finance, loan and interest income was $16.7 million for the fiscal year ended June 30, 2014 compared to $18.7 million for fiscal 2013.  Total finance, loan and interest income decreased 7.8% to $19.7 million, compared to $21.4 million in fiscal 2013. This decline was primarily due to a $1.0 million, or 43%, decrease in investment income and $901,000, or 20%, decline in commercial loan income. Investment income of $1.4 million reflected a 17% decline in average investment balances to $95.5 million and 66 basis point drop in average yields earned to 1.44%. The drop in commercial loan income was primarily due to a 96 basis point drop in average yields earned to 3.84% as average balances for the year of $91.3 million compared to $91.9 million for the year ended June 30, 2013. Direct finance income increased 2% for the year to $14.9 million, benefitting from a 14% increase in average investment in leases to $331.5 million, which was offset some by a 54 basis point decline in average yields to 4.48%. Combined, the average yield on leases and loans in the Company’s portfolio for fiscal 2014 decreased by 62 basis points to 4.34%. For the year ended June 30, 2014, interest expense on deposits and borrowings increased by 14% to $3.0 million, reflecting a 15% increase in average balances to $340.4 million and only 1 basis point decline in average rate paid to 0.89%.

The average yield on all interest-earning assets in fiscal 2014 decreased to 3.8% from 4.3% the prior year, while the average rate paid on all interest-earning liabilities decreased only 1 basis point to 0.89% from 0.90% in fiscal 2013. As a result, the net interest margin for the year decreased from 3.8% in fiscal 2013 to 3.2% in fiscal 2014. The sustained period of low interest rates has allowed the continued run off of higher yielding leases and securities that have been replaced with leases and variable rate loans based on continued low rates, and the Bank is limited in its ability to lower deposit rates in tandem.

Net finance, loan and interest income was $18.7 million for the fiscal year ended June 30, 2013 compared to $20.7 million for fiscal 2012.  This decline was primarily due to a $1.6 million, or 9.8%, decrease in direct finance income and $724,000, or 23%, decline in investment income. The drop in direct finance income included a 22% increase in the average investment in leases to $290.5 million, but the average yield declined by 180 basis points to 5.02%. Commercial loan income increased by $70,000 as average balances for the year were up 7% to $91.9 million while the average yield declined by 25 basis points to 4.80%. Combined, the average yield on leases and loans held in the Company’s own portfolio decreased by 138 basis points in fiscal 2013 to 4.97%. The decline in investment income was largely due to a 20% decline in average investment balances to $114.8 million as average yields earned only dropped by 10 basis points to 2.10%. For the year ended June 30, 2013, interest expense on deposits decreased by $250,000 to $2.7 million, reflecting an 11% increase in average balances to $297.0 million offset by a 20 basis point decline in average rates paid.

California First National Bancorp and Subsidiaries

The following table presents the components of the increases (decreases) in net finance, loan and interest income by volume and rate:

	2014 compared to 2013			2013 compared to 2012
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Finance, loan and interest income
Net investment in leases	$2,059	$(1,782)	$277	$3,636	$(5,215)	$(1,579)
Commercial loans	(27)	(875)	(902)	304	(235)	69
Investment securities	(875)	(149)	(1,024)	(385)	(301)	(686)
Interest-earning deposits with banks	5	(18)	(13)	(37)	(2)	(39)
Total finance, loan and interest income	1,162	(2,824)	(1,662)	3,518	(5,753)	(2,235)

Interest expense
Demand and savings deposits	(65)	1	(64)	(8)	(69)	(77)
Time deposits	594	(158)	436	482	(544)	(62)
Short and long term borrowings	-	1	1	(111)	0	(111)
Total interest expense	529	(156)	373	363	(613)	(250)
Net finance, loan and interest income	$633	$(2,668)	$(2,035)	$3,155	$(5,140)	$(1,985)

The following table presents the Company’s average balance sheets, finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2014			Year ended June 30, 2013			Year ended June 30, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$59,486	$94	0.16%	$56,785	$107	0.19%	$76,086	$146	0.19%
Investment securities	35,986	1,277	3.55%	58,055	2,301	3.96%	66,640	2,987	4.48%
Commercial loans	91,314	3,507	3.84%	91,868	4,408	4.80%	85,849	4,338	5.05%
Net investment in leases	331,474	14,863	4.48%	290,475	14,587	5.02%	237,143	16,167	6.82%
Total interest-earning assets	518,260	19,741	3.81%	497,183	21,403	4.30%	465,718	23,638	5.08%
Other assets	37,849			23,387			36,893
	$556,109			$520,570			$502,611

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$68,150	335	0.49%	$81,321	399	0.49%	$82,758	475	0.57%
Time deposits	271,693	2,701	0.99%	215,261	2,265	1.05%	178,313	2,328	1.31%
Other borrowings	549	1	0.25%	-	-	0.0%	4,973	111	2.23%
Total interest bearing liabilities	340,392	3,037	0.89%	296,582	2,664	0.90%	266,044	2,914	1.10%
Non-interest bearing demand deposits	1,785			1,993			2,199
Other liabilities	32,027			35,793			37,099
Shareholders' equity	181,905			186,202			197,269
	$556,109			$520,570			$502,611

Net interest income		$16,704			$18,739			$20,724

Net interest spread (2)			2.92%			3.41%			3.98%
Net interest margin (3)			3.22%			3.77%			4.45%
Average interest earning assets over average interest bearing liabilities			152.3%			167.6%			175.1%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net finance and interest income as a percent of average interest earning assets.

California First National Bancorp and Subsidiaries

Provision for Credit Losses – The Company recorded a provision for credit losses in fiscal 2014 of $200,000, compared a provision of $275,000 recorded in fiscal 2013 and no provision in fiscal 2012.  The provision in fiscal 2014 was made in the fourth quarter and reflected the growth in the overall portfolios and the emergence of potential problem credits.  The provision in fiscal 2013 reflected the deterioration in the credit of one large lease position in the beginning of the fiscal year.  The Company did not make a provision for credit losses in fiscal 2012 as the growth in total risk assets was only 2% and the overall credit quality remained stable.

Total Non-interest Income – Total non-interest income of $5.6 million for the year ended June 30, 2014 increased $734,000, or 15.2%, from $4.8 million in 2013.  The increase included a $1.4 million increase in income from the sale of leases and $441,000 increase in income from the re-lease of property on leases reaching the end of term. The sale of leases during the year largely related to reducing exposure with certain customers in order to provide capacity to handle new commitments.

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

Non-interest Expenses –The Company’s non-interest expenses decreased $615,000, or 5.3%, to $11.0 million recognized for the year ended June 30, 2014.  This compared to non-interest expenses in fiscal 2013 of $11.6 million, which had decreased by $697,000, or 5.7%, from $12.3 million in fiscal 2012.  The decrease in non-interest expenses during fiscal 2014 compared to fiscal 2013 was due to lower compensation costs recognized and lower occupancy costs.

Non-interest expenses for the year ended June 30, 2013 decreased $697,000, or 5.7%, to $11.6 million compared to non-interest expenses in fiscal 2012 of $12.3 million.  The decrease in non-interest expenses during fiscal 2013 was primarily due to lower compensation costs recognized and related support costs.

Income Taxes – Income taxes were accrued at a tax rate of 36.3% for the fiscal year ended June 30, 2014, 37.1% for fiscal year ended June 30, 2013 and 37.6% for fiscal year ended June 30, 2012, representing the Company’s estimated effective tax rate for each respective year. The effective tax rate decreased in fiscal 2014 compared to 2013 due to the benefit of derecognition of uncertain tax positions. During fiscal 2014, the Internal Revenue Service closed an audit of the Company’s tax returns through the year ended June 20, 2012 without any adjustment. The income tax rate decreased in fiscal 2013 compared to 2012 due to benefit related to an average lower state tax rate.  Tax-exempt leases represented approximately 3.4% of new lease bookings in fiscal 2014, 2.1% in fiscal 2013, and 8.6% during fiscal 2012.

Financial Condition Analysis

Lease Portfolio

During the fiscal year ended June 30, 2014, 97% of the property value of new leases booked by the Company were held in its own portfolio, compared to 98% during fiscal 2013 and 95% during fiscal 2012.  For the fiscal year ended June 30, 2014, the Company’s net investment in lease receivables decreased by $14.8 million and the investment in estimated residual values decreased by $1.0 million.  The decrease in the investment in lease receivables is due to the sale or assignment of $33.5 million of lease receivable offset by new lease transactions booked and retained by the Company, while the decrease in investment in residual values is due to a lower volume of new leases on which the Company records a residual compared to the volume of residual values recognized at end of term.

California First National Bancorp and Subsidiaries

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions-in-process are made to facilitate the lessees’ property implementation schedule.  The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease.  At June 30, 2014, the Company’s investment in property acquired for transactions-in-process was $40.6 million, up from $11.9 million at June 30, 2013, and up from the $18.5 million at June 30, 2012. The increase in transactions in process at June 30, 2014 is largely due to one direct lease origination which involves an extended implementation period for a system.

The Company leases capital assets to businesses and other commercial or non-profit organizations.  All leases are secured by the underlying property being leased.  The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives and avoid risks that do not meet these requirements through the use of non-recourse financing.  The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases, however, over the past three years the average size of lease transaction has increased from about $500,000 to over $900,000.  During the year ended June 30, 2014, one commercial credit accounted for 13.3% of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 30.0% of leases booked.  In fiscal 2013, two commercial credits each accounted for 11.0% and 7.1% of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 31.8% of leases booked. In fiscal 2012, two commercial credits each accounted for 7.1% and 5.2% of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 25% of leases booked.  At June 30, 2014, one customer accounted for 6.1% of the Company’s net investment in leases, compared to two customers accounting for 6.1% and 5.1% of the Company’s net investment in leases at June 30, 2013 and no customer accounting for more than 5% of the lease portfolio at June 30, 2012.

Commercial Loan Portfolio

The Company’s commercial loan portfolio was $129.2 million at June 30, 2014, a 74.6% increase from $74.0 million at June 30, 2013.  The commercial loan portfolio is comprised primarily of participations in commercial loan syndications where the loans are secured by the borrower and any subsidiary guarantors’ assets.  Commercial loan participations represent 86.3% of the commercial loan portfolio with the remainder of the portfolio comprised of two commercial real estate loans and one unsecured loan originated directly.  The loan portfolio at June 30, 2014 is distributed among 26 credits with an average balance of $5.2 million and the largest outstanding at $10.0 million. Syndicated loans that the Company characterizes as highly leveraged account for approximately 19% of the commercial loan portfolio.  The following table summarizes the Company’s commercial loan portfolio as of June 30, 2014, 2013 and 2012:

	June 30,
Loan Type	2014	2013	2012
	(in thousands)
Commercial term loans	$121,236	$65,094	$69,221
Commercial real estate loans	7,920	9,411	13,504
Revolving lines of credit	2,471	1,841	3,019
Total commercial loans	131,627	76,346	85,744
Less unearned income and discounts	(469)	(394)	(762)
Less allowance for loan losses	(1,972)	(1,972)	(2,072)
Net commercial loans	$129,186	$73,980	$82,910

California First National Bancorp and Subsidiaries

The estimated repayment of principal on the commercial loan portfolio as of June 30, 2014 is as follows:

		Principal Balance Due in
Loan Type	Principal Balance	One Year Or less	One to Five Years	Due After Five Years
	(in thousands)
Commercial term loans	$121,236	$4,606	$84,996	$31,634
Commercial real estate loans	7,920	919	7,001	-
Revolving lines of credit	2,471	-	2,471	-
Principal balance outstanding	$131,627	$5,525	$94,468	$31,634
Loans with predetermined interest rates				$17,920
Loans with floating or adjustable interest rates				$113,707

The investment in leases and loans is diversified geographically, with the Company’s portfolio spread across all fifty states.  At June 30, 2014, Texas (10.6%), California (8.9%), Pennsylvania (7.2%), New York (5.7%), Virginia (5.1%) and Washington (5.0%) were the only states that represented more than 5% of the Company’s net investment in leases and loans.  The Company has no exposure to foreign lessees.  The lease and loan portfolios include companies in a wide spectrum of industries; however, at June 30, 2014 approximately 8.2% of the Company’s net investment in leases and loans were with hospitals and medical centers, with another 6.3% with other ambulatory health care facilities, compared to 9% and 5.9%, respectively, at June 30, 2013.  Public and private colleges, universities, elementary and secondary schools located throughout the United States represented 11.1% of the portfolio compared to 13.1% at June 30, 2013.  Gold and silver mining represented 6.0% of the portfolio at June 30, 2014 compared to 8.0% in fiscal 2013.  The hospital portfolio involves 26 different credits with over 500 different facilities, over 50 lease schedules and 5 loans, with three hospital credits each representing more than 1% of the portfolio.  The educational portfolio includes over 294 leases with 136 different lessees, with two universities each representing over 1.0% of the net investment.  Gold and silver mining includes 3 customers, with two customers representing over 1% of the portfolio.

Securities Available-for-Sale

The Company maintains a portfolio of securities to generate interest and investment income from the investment of excess funds depending on lease and loan demand and to provide liquidity.  Total securities available-for-sale were $26.8 million as of June 30, 2014, compared to $45.5 million at June 30, 2013.  The carrying cost and fair value of the Company’s securities portfolio at June 30, 2014 and 2013 is as follows:

	As of June 30, 2014		As of June 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Corporate debt securities	$16,030	$16,310	$42,435	$43,147
Securities of state and political subdivisions	409	427	412	436
U.S. Treasury notes	7,930	7,973	-	-
Mutual fund investments	1,306	1,261	1,306	1,250
Equity investments	422	793	422	689
Total securities available-for-sale	$26,097	$26,764	$44,575	$45,522

During the fiscal year ended June 30, 2014, the Company’s portfolio of securities available-for-sale decreased $18.8 million to $26.8 million.  The decrease during the year related to the maturities and pay downs of $26.7 million offset by purchases of $7.9 million.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2014 the available-for-sale securities portfolio included a $667,000 net unrealized pre-tax gain compared with a net unrealized pre-tax gain of $947,000 at June 30, 2013.  The weighted-average maturity at June 30, 2014 was 2.0 years and the corresponding weighted-average yield was 3.0 percent.

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

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2014	2013	2012	2011	2010
	(dollars in thousands)
Non-accrual leases and loans	$47	$1,614	$529	$1,137	$789
Restructured leases	-	-	-	1,441	8,150
Leases past due 90 days (other than above)	-	-	-	45	411
Total non-performing leases and loans	$47	$1,614	$529	$2,623	$9,350
Non-performing assets as % of net investment in leases and loans before allowances	0.01%	0.4%	0.2%	0.9%	3.6%

Non-performing assets decreased during fiscal 2014 due to payments received on non-accrual leases with no new leases added.  Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $0, $50,168 and $12,248 during fiscal 2014, 2013 and 2012, respectively.  The amount of direct finance income actually recorded on non-performing leases was $0, $195,200 and $70,364 during fiscal 2014, 2013 and 2012, respectively.

In addition to the transactions identified as non-performing above, there was $1.0 million of investment in leases and $10.5 million of loans at June 30, 2014 which are rated substandard and therefore at higher risk for not being able to meet their existing obligations.  This compared to $727,000 of leases and $6.5 million of loans considered substandard at June 30, 2013.  Although these substandard or doubtful leases and loans have been identified as potential problems, they may never become non-performing.  These potential problem leases and loans are considered in the determination of the allowance for credit losses.  The amount has fluctuated throughout the year ended June 30, 2014 as transactions have been reclassified and potential problems have been identified, with increases offset by payments received, re-classification as non-accrual or actual charge-offs.

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

California First National Bancorp and Subsidiaries

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$40,578	$11,938	$18,559	$29,210	$27,088
Net investment in leases before allowance	329,935	345,753	256,686	226,426	195,067
Commercial loans, before allowance	131,158	75,952	84,982	95,797	66,931
Net investment in “risk assets”	$501,671	$433,643	$360,227	$351,433	$289,086

Allowance for credit losses at beginning of year	5,147	5,216	5,060	4,447	4,810
Charge-off of lease receivables and transactions-in-process	(62)	(350)	(51)	(557)	(795)
Recovery of amounts previously written off	14	6	207	145	82
Provision for credit losses	200	275	0	1,025	350
Allowance for credit losses at end of year (“Allowance”)	$5,299	$5,147	$5,216	$5,060	$4,447

Components of allowance for credit losses:
Allowance for lease losses	$3,316	$3,164	$3,133	$2,977	$2,682
Allowance for loan losses	1,972	1,972	2,072	2,072	1,522
Allowance for transactions in process	11	11	11	11	243
	$5,299	$5,147	$5,216	$5,060	$4,447
Allowance as percent of net investment in leases and loans before allowances	1.1%	1.2%	1.5%	1.6%	1.7%
Allowance as percent of net investment in “risk assets”	1.1%	1.2%	1.4%	1.4%	1.5%

The allowance for credit losses increased to $5.3 million (1.1% of net investment in leases and loans) at June 30, 2014 from $5.1 million (1.2% of net investment in leases and loans) at June 30, 2013.  The allowance at June 30, 2014 consisted of $250,000 allocated to specific accounts that were identified as problems and $5.0 million that was available to cover losses inherent in the portfolio.  This compared to $473,000 allocated to specific accounts at June 30, 2013 and $4.67 million that was available to cover losses inherent in the portfolio at such date.  The decrease in the allowance allocated to specific accounts related to charge-offs of $62,000 as well as the resolution of problem leases offset in part by new specific problems identified.  Based on the above factors, the Company considers the allowance for credit losses of $5.3 million at June 30, 2014 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios.  However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses.  Among other factors, a renewed economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.  As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and non-recourse debt.  At June 30, 2014 and 2013, the Company’s cash and cash equivalents were $40.1 million and $75.5 million, respectively.  Stockholders’ equity at June 30, 2014 was $183.7 million, or 31.7% of total assets, compared to $180.9 million, or 32.4% of total assets, at June 30, 2013.  At June 30, 2014, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and the OCC.

California First National Bancorp and Subsidiaries

Deposits at CalFirst Bank totaled $355.8 million at June 30, 2014, up 2.8% from $346.0 million at June 30, 2013 and up 40.5% from $253.3 million at June 30, 2012.  The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average.  Average rates paid by the Bank on deposits have declined in varying degrees in response to the general decrease in market rates and the maturing of term deposits raised at higher rates.  The following table presents average balances and average rates paid on deposits for years ended June 30, 2014, 2013 and 2012:

	Years ended June 30,
	2014			2013			2012
	(dollars in thousands)
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$1,060	$1,785	n/a	$1,402	$1,993	n/a	$1,564	$2,199	n/a
Interest-bearing demand deposits	1,167	1,607	0.20%	2,205	2,399	0.20%	2,672	2,430	0.27%
Savings deposits	63,356	66,543	0.50%	68,339	78,922	0.50%	74,921	80,328	0.58%
Time deposits less than $100,000	52,647	51,426	1.00%	53,150	48,317	1.06%	45,316	50,092	1.37%
Time deposits, $100,000 or more	$237,580	$220,267	0.99%	$220,932	$166,944	1.03%	$128,824	$128,221	1.28%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2014
	$250,000 Or less	More than $250,000
	(in thousands)
Under 3 months	$34,723	$8,855
3 – 6 months	43,091	8,853
7 – 12 months	117,975	16,955
13 – 24 months	40,440	12,084
25 – 36 months	6,730	521
	$242,959	$47,268

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates.  The Bank has a short-term borrowing outstanding of $6.9 million at June 30, 2014 at an average rate of 0.25% and had no outstanding balance at June 30, 2013.  Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $3.1 million available under the agreement as of June 30, 2014.  The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at June 30, 2014 of approximately $107.4 million.

The Company periodically funds certain leases by selling or assigning certain lease term payments to banks or other financial institutions. If the lease receivables are characterized as a sale of the financial asset, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains an interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt.  During fiscal 2014, the Company sold or assigned net lease receivables aggregating to $33.5 million, of which $24.6 million were characterized as sales and $8.9 million were retained as assets by the Bank.  This compared to leases sold or assigned of $6.5 million and $5.9 million for fiscal 2013 and 2012, respectively. At June 30, 2014, the Company had outstanding non-recourse debt aggregating $8.6 million relating to property under leases assigned to unaffiliated parties.  In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

California First National Bancorp and Subsidiaries

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2014. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses.  Commercial loan commitments are agreements to purchase participation or lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Lease property purchases (1)	$83,269	$83,269	$-	$-
Commercial loan and lease purchase commitments	14,835	14,835	-	-
FHLB Borrowings	6,858	6,858	-	-
Operating lease rental payments	2,815	629	2,186	-
Total contractual commitments	$107,777	$105,591	$2,186	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At June 30, 2014, the Company had $47.2 million of cash or invested in securities of very short duration, with another $5.2 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $484.8 million consists of leases with fixed rates and loans with fixed and variable rates, however, $259.3 million of such investment is due or will reprice within one year of June 30, 2014.  This compares to the Bank’s interest bearing deposit and borrowing liabilities of $361.6 million, of which 83.5%, or $301.8 million, mature within one year.  CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.  Based on the foregoing, at June 30, 2014 the Company had assets of $311.7 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $301.8 million.

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

Consolidated Interest Rate Sensitivity

(in thousands)	3 Months or Less	Over 3 to 12 Months	Over 1 Through 5 years	Over 5 years	Non-rate Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$40,122	$-	$-	$-	$-	$40,122
Investment securities	7,084	5,168	14,512	2,552	-	29,316
Net investment in leases	41,906	102,492	195,398	13,411	(26,588)	326,619
Commercial loans	114,007	900	16,720	-	(2,441)	129,186
Non-interest earning assets	-	-	-	-	54,307	54,307
Totals	203,119	108,560	226,630	15,963	25,278	$579,550
Cumulative total for RSA	$203,119	$311,679	$538,309	$554,272

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$64,523	$-	$-	$-	$1,060	$65,583
Time deposits	43,578	186,874	59,775	-	-	290,227
Borrowings	-	6,858	-	-	-	6,858
Non-interest bearing liabilities	-	-	-	-	33,137	33,137
Stockholders' equity	-	-	-	-	183,745	183,745
Totals	$108,101	$193,732	$59,775	$-	$217,942	$579,550
Cumulative total for RSL	$108,101	$301,833	$361,608	$361,608

Interest rate sensitivity gap	$95,018	$(85,172)	$166,855	$15,963
Cumulative GAP	$95,018	$9,846	$176,701	$192,664

RSA divided by RSL (cumulative)	187.90%	103.26%	148.87%	153.28%
Cumulative GAP / total assets	16.40%	1.70%	30.50%	33.25%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
September 23, 2014

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,
ASSETS	2014	2013

Cash and due from banks	$40,122	$75,469
Investments	2,552	2,640
Securities available-for-sale	26,764	45,522
Receivables	680	1,395
Property acquired for transactions-in-process	40,567	11,927
Leases and loans:
Net investment in leases	329,935	345,753
Commercial loans	131,158	75,952
Allowance for credit losses	(5,288)	(5,136)
Net investment in leases and loans	455,805	416,569

Property on operating leases, less accumulated depreciation of $143 (2014) and $65 (2013)	1,991	455
Income tax receivable	1,658	3,301
Other assets	771	857
Discounted lease rentals assigned to lenders	8,640	768
	$579,550	$558,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,655	$8,849
Accrued liabilities	2,553	2,156
Demand and savings deposits	65,583	71,946
Time certificates of deposit	290,227	274,082
Short-term borrowings	6,858	-
Lease deposits	2,005	1,648
Non-recourse debt	8,640	768
Deferred income taxes, net	15,284	18,575
	395,805	378,024

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (2014) and 10,447,227 (2013) issued and outstanding	105	104
Additional paid in capital	3,372	3,213
Retained earnings	179,844	176,972
Accumulated other comprehensive income, net of tax	424	590
	183,745	180,879
	$579,550	$558,903

The accompanying notes are an integral part of these consolidated financial statements.

 California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years ended June 30,
	2014	2013	2012

Direct finance and loan income	$18,370	$18,995	$20,505
Investment interest income	1,371	2,408	3,133
Total finance, loan and interest income	19,741	21,403	23,638

Interest expense
Deposits	3,036	2,664	2,803
Borrowings	1	-	111
Net finance, loan and interest income	16,704	18,739	20,724
Provision for credit losses	200	275	-
Net finance, loan and interest income after provision for credit losses	16,504	18,464	20,724

Non-interest income
Operating and sales-type lease income	2,152	1,711	2,755
Gain on sale of leases, loans and leased property	2,980	2,278	2,478
Realized gain on sale of investment securities	-	316	56
Other fee income	432	526	569
Total non-interest income	5,564	4,831	5,858

Non-interest expenses
Compensation and employee benefits	7,796	8,505	9,037
Occupancy	682	922	936
Professional services	590	585	578
Other general and administrative	1,927	1,598	1,756
Total non-interest expenses	10,995	11,610	12,307

Earnings before income taxes	11,073	11,685	14,275

Income taxes	4,022	4,331	5,372

Net earnings	$7,051	$7,354	$8,903

Basic earnings per common share	$0.67	$0.70	$0.85

Diluted earnings per common share	$0.67	$0.70	$0.85

Dividends declared per common share outstanding	$0.40	$2.20	$1.10

Average common shares outstanding – basic	10,453,107	10,446,347	10,419,961

Average common shares outstanding – diluted	10,456,359	10,453,361	10,429,359

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended June 30,
	2014	2013	2012

Net earnings	$7,051	$7,354	$8,903

Other comprehensive income/(loss):

Unrealized gain/(loss) on securities available-for-sale	(266)	157	(1,265)

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	(316)	(56)
	(266)	(159)	(1,321)

Tax effect	100	61	502

Total other comprehensive income/(loss)	(166)	(98)	(819)

Total comprehensive income	$6,885	$7,256	$8,084

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share amounts)

	Common Stock		Additional Paid in	Retained	Accumulated Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2011	10,417,597	$104	$2,849	$195,162	$1,507	$199,622

Net earnings	-	-	-	8,903	-	8,903
Other comprehensive loss	-	-	-	-	(819	(819)

Shares issued - Stock options exercised	16,087	-	195	-	-	195

Dividends declared	-	-	-	(11,462)	-	(11,462)

Balance, June 30, 2012	10,433,684	104	3,044	192,603	688	196,439

Net earnings	-	-	-	7,354	-	7,354
Other comprehensive loss	-	-	-	-	(98	(98)

Shares issued - Stock options exercised	13,543	-	164	-	-	164

Stock based compensation expense	-	-	5	-	-	5

Dividends declared	-	-	-	(22,985)	-	(22,985)

Balance, June 30, 2013	10,447,227	104	3,213	$176,972	590	180,879

Net earnings	-	-	-	7,051	-	7,051
Other comprehensive loss	-	-	-	-	(166	(166)

Shares issued - Stock options exercised	12,697	1	155	-	-	156

Stock based compensation expense	-	-	4	-	-	4

Dividends declared	-	-	-	(4,179)	-	(4,179)

Balance, June 30, 2014	10,459,924	$105	$3,372	$179,844	$424	$183,745

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$7,051	$7,354	$8,903
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	200	275	-
Depreciation and net amortization (accretion)	76	(679)	(757)
Stock-based compensation expense	4	5	-
Gain on sale of leased property and sales-type lease income	(396)	(739)	(1,414)
Net gain recognized on investment securities	-	(316)	(56)
Deferred income taxes, including income taxes payable	(3,178)	(5,477)	65
Decrease (increase) in income taxes receivable	1,643	(2,421)	498
Net decrease in accounts payable and accrued liabilities	397	(643)	(243)
Other, net	669	(55)	(107)
Net cash provided by (used for) operating activities	6,466	(2,696)	6,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(302,722)	(298,982)	(182,526)
Payments received on lease receivables and loans	188,965	220,756	166,451
Proceeds from sales of leased property and sales-type leases	5,796	6,545	6,151
Proceeds from sales or assignment of leases	35,573	4,835	7,834
Purchase of investment securities	(8,229)	-	(21,960)
Pay down on investment securities	26,188	7,515	16,472
Proceeds from sale of investment securities	-	10,425	3,067
Net (increase) decrease in other assets	(1)	240	(14)
Net cash used for investing activities	(54,430)	(48,666)	(4,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	16,145	99,942	(12,002)
Net decrease in demand and savings deposits	(6,363)	(7,211)	(9,476)
Net increase (decrease) in short-term borrowings	6,858	0	(10,000)
Dividends to stockholders	(4,179)	(22,985)	(11,462)
Proceeds from exercise of stock options	156	164	195
Net cash provided by (used for) financing activities	12,617	69,910	(42,745)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,347)	18,548	(40,381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,469	56,921	97,302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,122	$75,469	$56,921

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$7,872	$(2,507)	$(5,173)
Estimated residual values recorded on leases	$(3,556)	$(2,050)	$(2,590)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid (refunds received) during the year for:
Interest	$3,045	$2,640	$3,063
Income Taxes	$5,557	$12,229	$4,859

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

Cash and Cash Equivalents

For purposes of these statements, cash and cash equivalents include cash in banks, cash in demand deposit accounts, and money market accounts, all of which have initial maturities of less than ninety days.  Included in cash and cash equivalents at June 30, 2014 and 2013 was $32,467,189 and $31,748,114, respectively, that was held by the Bank.

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

In some instances, the Company assigns on a nonrecourse basis the lease payments receivable related to direct financing leases to unaffiliated financial institutions at fixed interest rates. The accounting for the sale of lease receivables is governed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860 Transfer and Servicing, which establishes a framework for determining which assignments should be treated as a sale of the financial asset by the Company or a secured borrowing through retention of the lease as an asset and reporting of non-recourse debt.  For lease receivables accounted for as a sale, the Company derecognizes the lease receivable and the unearned income related to the lease is recognized as a gain from the sale of lease receivable in the period in which the lease receivable has been sold. For lease receivables accounted for as a secured borrowing, the minimum lease payments receivable is re-categorized on the balance sheet as discounted lease rentals assigned to lenders.  The related obligations resulting from the discounting of the leases are recorded as non-recourse debt.  The unearned income related to the lease is reduced by the interest expense from the non-recourse debt.  In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company.  If this occurs, the Company may not realize its residual investment in the leased property.

A portion of the Company's non-interest expenses directly related to originating direct financing lease transactions is deferred through a reduction to non-interest expenses recognized in the period, with the deferred costs amortized over the lease term as a reduction to direct finance income utilizing the effective interest method.

Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases.  Property on operating leases is recorded at the lower of cost or fair value and depreciated on a straight-line basis over the lease term to the estimated residual value at the termination of the lease.  Most operating leases involve the re-lease of off-lease property and the associated cost is the Company’s estimated residual.  Rental income is recorded on a straight-line basis over the lease term.

California First National Bancorp and Subsidiaries

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

Allowance for Credit Losses

The allowance for credit losses is an estimate based on management’s judgment applying the principles of ASC Topic 450, “Contingencies,” and ASC Topic 310-35, “Loan Impairment.”  The determination of the adequacy of the allowance is based on an assessment of the inherent loss potential in the lease and loan portfolios given the conditions at the time and are continuously reviewed for adequacy considering levels of past due payments and non-performing assets, customers’ financial condition, leased property values as well as general economic conditions and credit quality indicators.  The need for reserves is subject to future events, which by their nature are uncertain.  Therefore, changes in economic conditions or other events affecting specific customers or industries may necessitate additions or deductions to the allowance for credit losses or the residual valuation allowance.  The allowance is maintained at a level believed to be adequate to absorb probable losses inherent in the portfolios.

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

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Net earnings	$7,051	$7,354	$8,903
Weighted average number of common shares outstanding assuming no exercise of outstanding options	10,453,107	10,446,347	10,419,961
Dilutive stock options using the treasury stock method	3,252	7,014	9,398
Dilutive common shares outstanding	10,456,359	10,453,361	10,429,359
Basic earnings per common share	$0.67	$0.70	$0.85
Diluted earnings per common share	$0.67	$0.70	$0.85

The Company had 10,000 antidilutive stock options in its calculation of diluted earnings per share for the year ended June 30, 2014 and did not have any antidilutive stock options in its calculation of diluted earnings per share for the years ended June 30, 2013 and 2012.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the International Accounting Standards Board that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the fiscal 2013 and 2012 financial statements to conform to the presentation of the fiscal 2014 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2014		June 30, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,655	$1,655
Federal Home Loan Bank Stock	475	475	771	771
Mortgage-backed investments	122	137	214	233
	$2,552	$2,567	$2,640	$2,659

California First National Bancorp and Subsidiaries

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s borrowing relationship with the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system.  The U.S. Government does not guarantee these obligations, and each of the twelve FHLB’s are generally jointly and severally liable for repayment of each other’s debt.  Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency.  These investments have no stated maturity.

The mortgage-backed investments consist of one U.S. agency issued security.  The Company has determined that it has the ability to hold this investment until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the security at amortized cost.

Note 3 - Securities Available for Sale:

The amortized cost, fair value, and carrying value of available-for-sale-securities were as follows:

	at June 30, 2014
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$16,030	$280	$-	$16,310
Securities of state and political subdivisions	409	18	-	427
U.S. Treasury notes	7,930	43	-	7,973
Mutual fund investments	1,306	-	(45)	1,261
Equity investments	422	371	-	793
Total securities available-for-sale	$26,097	$712	$(45)	$26,764

	at June 30, 2013
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$42,435	$712	$-	$43,147
Securities of state and political subdivisions	412	24	-	436
Mutual fund investments	1,306	-	(56)	1,250
Equity investments	422	267	-	689
Total securities available-for-sale	$44,575	$1,003	$(56)	$45,522

The $45,000 unrealized loss at June 30, 2014 is attributable primarily to lower values related to the fluctuation in interest rates during fiscal year 2014, and not credit quality, and because the Company has the intent to hold these securities and more likely than not will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in three months or less	$5,002	$5,030
Due after three months to one year	5,062	5,168
Due after one year to five years	14,306	14,512
Due after five years	-	-
No stated maturity	1,727	2,054
Total securities available-for-sale	$26,097	$26,764

California First National Bancorp and Subsidiaries

The following table presents the Company’s gross realized gains and gross realized losses on available-for-sale securities.  These gains and losses were recognized using the specific identification method and were included in non-interest income.

(in thousands)	Available-for-sale
	For the years ended June 30,
	2014	2013	2012
Gross realized gains	$-	$316	$56
Gross realized losses	-	-	-
Other than temporary impairment	-	-	-
Total	$-	$316	$56

The following table presents the fair value and associated gross unrealized loss only on an available-for-sale security with a gross unrealized loss at June 30, 2014 and 2013.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2014
Mutual fund investment	$-	$-	$(45)	$1,261	$(45)	$1,261
Total	$-	$-	$(45)	$1,261	$(45)	$1,261

At June 30, 2013
Mutual fund investment	$(56)	$1,250	$-	$-	$(56)	$1,250
Total	$(56)	$1,250	$-	$-	$(56)	$1,250

At June 30, 2014, securities with carrying values of $8.0 million were pledged to secure $6.9 million borrowed from the FHLB.  At June 30, 2013, there were no securities pledged or borrowings from the FHLB.

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2014	2013
	(in thousands)
Other lessee receivables	$166	$557
Accrued interest	514	838
	$680	$1,395

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
	2014	2013
	(in thousands)
Minimum lease payments receivable	$340,211	$357,942
Estimated residual value	12,996	14,087
Less unearned income	(23,272)	(26,276)
Net investment in leases before allowances	329,935	345,753
Less allowance for lease losses	(3,236)	(2,916)
Less valuation allowance for estimated residual value	(80)	(248)
Net investment in leases	$326,619	$342,589

California First National Bancorp and Subsidiaries

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease.  Unearned income and discounts includes the offset of initial direct costs of $2.5 million and $2.6 million at June 30, 2014 and 2013, respectively.

At June 30, 2014, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

Years ending June 30,	Lease Receivable	Estimated Residual Value	Total
	(in thousands)
2015	$142,802	$1,596	$144,398
2016	95,386	3,188	98,574
2017	51,268	5,135	56,403
2018	24,597	1,896	26,493
2019	12,801	1,127	13,928
Thereafter	13,357	54	13,411
	340,211	12,996	353,207
Less unearned income	(21,301)	(1,971)	(23,272)
Less allowances	(3,236)	(80)	(3,316)
	$315,674	$10,945	$326,619

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 2.60% to 5.80%.  Maturities of such obligations at June 30, 2014 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2015	$3,167
2016	3,184
2017	1,687
2018	276
Total non-recourse debt	8,314
Deferred interest expense	326
Discounted lease rentals assigned to lenders	$8,640

Deferred interest expense of $326,000 at June 30, 2014 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $8.6 million using the effective yield method over the applicable lease term.

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
	2014	2013
	(in thousands)
Commercial term loans	$121,236	$65,094
Commercial real estate loans	7,920	9,411
Revolving lines of credit	2,471	1,841
Total commercial loans	131,627	76,346
Less unearned income and discounts	(469)	(394)
Less allowance for loan losses	(1,972)	(1,972)
Net commercial loans	$129,186	$73,980

California First National Bancorp and Subsidiaries

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $13.3 million at June 30, 2014 and $12.0 million at June 30, 2013. The Company has recorded a liability for unfunded loan commitments of $25,000 at June 30, 2014 and June 30, 2013 related to such commitments.

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases and commercial loans, and transactions-in-process (“risk assets”).  A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	June 30,
	2014	2013
	(dollars in thousands)
Allowance for credit losses at beginning of year	5,147	5,216
Charge-off of leases	(62)	(350)
Charge-off of transactions-in-process	-	-
Recovery of amounts previously written off	14	6
Provision for credit losses	200	275
Allowance for credit losses at end of year	$5,299	$5,147

Components of allowance for credit losses:
Allowance for lease losses	3,236	2,916
Residual valuation allowance	80	248
Allowance for loan losses	1,972	1,972
Allowance for transactions in process	11	11
	$5,299	$5,147
Allowance for credit losses as percent of net investment in leases and loans before allowances	$1.15%	$1.22%

Allowance for credit losses as percent of net investment in “risk assets”	1.07%	1.18%

In addition to the allowance for credit losses, the Company has recorded a liability for unfunded loan commitments of $25,000 at June 30, 2014 and 2013.

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

California First National Bancorp and Subsidiaries

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

The risk classification of financing receivables by portfolio class is as follows:

(in thousands)	Commercial	Education Government Non-profit	Commercial & Industrial	Commercial Real Estate	Total Financing
	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2014:
Pass	$245,360	$76,569	$108,453	$2,344	$432,726
Special Mention	6,440	566	9,881	-	16,887
Substandard	4	972	4,917	5,563	11,456
Doubtful	20	4	-	-	24
	$251,824	$78,111	$123,251	$7,907	$461,093
Non-accrual	$43	$4	$-	$-	$47

As of June 30, 2013:
Pass	$256,360	$81,730	$64,366	$3,616	$406,072
Special Mention	5,264	200	2,182	-	7,646
Substandard	1,499	615	-	5,788	7,902
Doubtful	73	12	-	-	85
	$263,196	$82,557	$66,548	$9,404	$421,705
Non-accrual	$1,591	$23	$-	$-	$1,614

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

The following table presents the aging of the financing receivables by portfolio class:

(in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of June 30, 2014:
Commercial Leases	$-	$43	$43	$251,781	$251,824	$-
Education, Government, Non-profit Leases	-	4	4	78,107	78,111	-
Commercial and Industrial Loans	-	-	-	123,251	123,251	-
Commercial Real Estate Loans	-	-	-	7,907	7,907	-
	$-	$47	$47	$461,046	$461,093	$-

As of June 30, 2013:
Commercial Leases	$113	$1,591	$1,704	$261,492	$263,196	$-
Education, Government, Non-profit Leases	-	23	23	82,534	82,557	-
Commercial and Industrial Loans	-	-	-	66,548	66,548	-
Commercial Real Estate Loans	-	-	-	9,404	9,404	-
	$113	$1,614	$1,727	$420,165	$421,705	$-

California First National Bancorp and Subsidiaries

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of June 30, 2014 and 2013:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of June 30, 2014:
Allowance for lease and loan losses
Balance beginning of period	$2,546	$618	$1,561	$411	$5,136
Charge-offs	(61)	(1)	-	-	(62)
Recoveries	14	-	-	-	14
Provision	-	200	200	(200)	200
Balance end of period	$2,499	$817	$1,761	$211	$5,288

Individually evaluated for impairment	$27	$191	$-	$-	$218
Collectively evaluated for impairment	2,472	626	1,761	211	5,070
Total ending allowance balance	$2,499	$817	$1,761	$211	$5,288

Finance receivables
Individually evaluated for impairment	$73	$976	$-	$-	$1,049
Collectively evaluated for impairment	251,751	77,135	123,251	7,907	460,044
Total ending finance receivable balance	$251,824	$78,111	$123,251	$7,907	$461,093

As of June 30, 2013:
Allowance for lease and loan losses
Balance beginning of period	$2,236	$897	$1,561	$511	$5,205
Charge-offs	(71)	(279)	-	-	(350)
Recoveries	6	-	-	-	6
Provision	375	-	-	(100)	275
Balance end of period	$2,546	$618	$1,561	$411	$5,136

Individually evaluated for impairment	$330	$111	$-	$-	$441
Collectively evaluated for impairment	2,216	507	1,561	411	4,695
Total ending allowance balance	$2,546	$618	$1,561	$411	$5,136

Finance receivables
Individually evaluated for impairment	$1,926	$627	$-	$-	$2,553
Collectively evaluated for impairment	261,270	81,930	66,548	9,404	419,152
Total ending finance receivable balance	$263,196	$82,557	$66,548	$9,404	$421,705

Note 9 – Borrowings:

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco and can take advantage of FHLB programs for overnight and term advances at published daily rates.  Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities.  The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables.  At June 30, 2014, there was a $6.9 million short-term borrowing from the FHLB at an average rate of 0.25% with available borrowing capacity of $3.1 million related to qualifying real estate loans of $2.4 million and securities pledged with a carrying value of $8.0 million, and no borrowings from the FRB with borrowing availability of approximately $107.4 million secured by $139.8 million of lease receivables.

California First National Bancorp and Subsidiaries

Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

Note 10 – Deposits:

The composition of deposits is as follows:

	June 30, 2014		June 30, 2013
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$1,060	0.3%	$1,402	0.4%

Interest-bearing deposits
Demand deposits	1,168	0.3%	2,205	0.6%
Savings deposits	63,355	17.8%	68,339	19.8%
Time certificates of deposits	290,227	81.6%	274,082	79.2%
Total Deposits	$355,810	100.0%	$346,028	100.0%

Included in savings deposits at June 30, 2014 is a deposit in the amount of $10.6 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company.  The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of more than $250,000 were $47.3 million and $45.9 million at June 30, 2014 and 2013, respectively.

At June 30, 2014, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2015	$230,452
2016	52,524
2017	7,251
Thereafter	-
Total time certificates of deposit	$290,227

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

California First National Bancorp and Subsidiaries

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2014, there were no liabilities subject to ASC 820.

Securities available-for-sale include corporate bonds, municipal bonds, U.S. Treasury Notes, mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate and municipal bonds are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury Notes, mutual funds and equity investments are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2014 and 2013:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2014
Corporate debt securities	$16,310	$-	$16,310	$-
Securities of state and political subdivisions	427	-	427	-
U.S. Treasury notes	7,973	7,973	-	-
Mutual fund investment	1,261	1,261	-	-
Equity investment	793	793	-	-
	$26,764	$10,027	$16,737	$-

As of June 30, 2013
Corporate debt securities	$43,147	$-	$43,147	$-
Securities of state and political subdivisions	436	-	436	-
Mutual fund investment	1,250	1,250	-	-
Equity investment	689	689	-	-
	$45,522	$1,939	$43,583	$-

Certain financial instruments, such as impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment.  The Company had no such assets or liabilities at June 30, 2014 and 2013.

Note 12 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2014, and June 30, 2013, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

California First National Bancorp and Subsidiaries
For cash and cash equivalents and demand deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Note 11.  The fair values of loan participations that trade regularly in the secondary market are based upon current bid prices in such market at the measurement date and are classified as Level II in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cashflow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level III in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and short-term borrowings are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level III in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	June 30, 2014		June 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$40,122	$40,122	$75,469	$75,469
Investments	2,552	2,567	2,640	2,659
Securities available-for-sale	26,764	26,764	45,522	45,522
Commercial loan participations	111,472	111,691	64,987	65,226
Other loans	17,714	17,929	8,993	8,935
Financial Liabilities:
Demand and savings deposits	65,583	65,583	71,946	71,946
Time certificate of deposits	290,227	290,044	274,082	274,449
Short-term borrowings	$6,858	$6,858	$-	$-

Note 13 – Income Taxes:

The Company accounts for its income taxes under ASC 740, “Income Taxes.”  Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received.  The Company is subject to U.S. Federal income tax jurisdiction, as well as multiple state and local jurisdictions as a result of doing business in most states.  During fiscal 2014, the Internal Revenue Service closed an audit of the Company’s federal income tax returns through June 30, 2012 without adjustment. The Company’s Federal tax returns remain subject to examination from 2013 forward, while state income tax returns are generally open from 2010 forward, and vary by individual state statute of limitation. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2014	2013	2012
	(in thousands)
Current tax (benefit) expense:
Federal	$6,299	$8,890	$4,145
State	912	721	1,399
	7,211	9,611	5,544
Deferred tax (benefit) expense:
Federal	(2,792)	(5,083)	528
State	(397)	(197)	(700)
	(3,189)	(5,280)	(172)
	$4,022	$4,331	$5,372

At June 30, 2014 and 2013, the Company had an income taxes receivable balance of $1,658,000 and $3,301,000 respectively.

California First National Bancorp and Subsidiaries

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting.  Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2014	2013
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$16,729	$19,808
Deferred selling expenses	1,011	1,053
Other investments	134	210
Total liabilities	17,874	21,071
Deferred income tax assets:
Allowances and reserves	(2,255)	(2,120)
Depreciation, Other	(13)	(37)
State income taxes	(319)	(314)
Stock-based compensation	(3)	(25)
Total assets	(2,590)	(2,496)
Net deferred income tax liabilities	$15,284	$18,575

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2014	2013	2012
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	4.65	4.41	4.77
Other, mainly tax exempt leases	(2.25)	(2.31)	(2.17)
Derecognition of uncertain tax positions	(1.10)	-	-
Effective rate	36.30%	37.10%	37.60%

As of June 30, 2014, there was $188,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2014, accrued penalties and interest on unrecognized tax benefits are estimated to be $33,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2014	2013
	(in thousands)
Balance, beginning of period	$310	$239
Increase for tax positions in current year	57	76
Increase (decrease) for tax positions taken in prior years	(146)	6
Lapse of statute of limitations	(8)	(22)
Increase (decrease) for interest and penalties	(25)	11
Balance, end of period	$188	$310

At June 30, 2014, the change in the liability for uncertain tax positions and unrecognized tax benefits is primarily related to the derecognition of uncertain tax positions upon the completion of the Internal Revenue Service audit for the fiscal years ending June 30, 2012 and 2011.  The amount of unrecognized tax benefits may increase or decrease in the future for various reasons; including additions related to current year tax provisions, the expiration of the statute of limitations on open tax years, the status of examinations and changes in management judgment.

California First National Bancorp and Subsidiaries

Note 14 – Capital Structure and Stock-based Compensation:

At June 30, 2014, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

In fiscal year 2013, the Company issued a grant for 10,000 shares.  There were no option grants in fiscal years 2014 and 2012.  The fair value of each grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2013.

Risk free interest rate	1.60%
Option life (in years)	10
Dividend yield	7.04%
Volatility	32.68%
Fair value	$ 2.21

The Company recognized stock-based compensation expense for the years ended June 30, 2014 and 2013 and 2012 of $4,000, $5,000 and none, respectively.  As of June 30, 2014, the Company had $14,000 of unrecognized stock-based compensation expense.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	22,697	$13.91	26,240	$12.19	42,327	$12.17
Exercised	(12,697)	12.26	(13,543)	12.13	(16,087)	12.13
Granted	-	-	10,000	16.00	-	-
Options outstanding at end of period	10,000	$16.00	22,697	$13.91	26,240	$12.19
Options exercisable at end of period	2,000		12,697		26,240
Shares available for issuance	2,010,647		1,906,175		1,811,838

	As of June 30, 2014
	Options Outstanding					Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$16.00	-	$16.00	10,000	8.08	$16.00	2,000	$16.00

At June 30, 2014, the aggregate intrinsic value of options outstanding and options exercisable were $0.  The total intrinsic value of options exercised during the year ended June 30, 2014, 2013 and 2012 was $35,496, $50,809 and $44,249, respectively.

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

The following table presents capital and capital ratio information for the Company and its banking subsidiary as of June 30, 2014 and 2013.  At June 30, 2014, the Company and CalFirst Bank exceeded all capital requirements by significant amounts.

	June 30,
	2014		2013
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$183,321	31.84%	$180,289	32.90%
Total risk-based capital	$188,645	32.76%	$185,436	33.80%
Tier 1 leverage capital	$183,321	32.80%	$180,289	32.10%

California First National Bank
Tier 1 risk-based capital	$102,780	19.61%	$97,699	20.40%
Total risk-based capital	$107,639	20.54%	$102,358	21.40%
Tier 1 leverage capital	$102,780	21.09%	$97,699	20.40%

Note 16 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement.  At June 30, 2014 and 2013, the Company had approved lease and loan commitments of $98.1 million and $97.4 million, respectively.  These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed.  The Company does not issue standby letters of credit.

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2019.  Rent expense was $680,000 (2014), $922,000 (2013) and $935,000 (2012).

Years ending June 30,	Future minimum lease payments (in thousands)
2015	$629
2016	656
2017	689
2018	720
Thereafter	121
$2,815

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

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation.  The Company has made contributions of $121,889 (2014), $117,967 (2013) and $106,939 (2012).

Note 17 – Segment Reporting:

The Company’s leasing subsidiary, CalFirst Leasing, and banking subsidiary, CalFirst Bank, are considered to be two different business segments.  The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1).  Below is a summary of each segment’s financial results for 2014, 2013 and 2012:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Year end June 30, 2014:
Total finance, loan and interest income	$17,062	$2,678	$1	$19,741
Net finance, loan and interest income after provision for credit losses	13,783	2,720	1	16,504
Non-interest income	2,520	3,044	-	5,564
Net earnings	5,081	2,817	(847)	7,051
Total assets	$518,940	$92,787	$(32,177)	$579,550

Year end June 30, 2013:
Total finance, loan and interest income	$16,905	$4,493	$5	$21,403
Net finance, loan and interest income after provision for credit losses	13,590	4,869	5	18,464
Non-interest income	2,020	2,811	0	4,831
Net earnings	4,960	2,817	(423)	7,354
Total assets	$464,864	$89,342	$4,697	$558,903

Year end June 30, 2012:
Total finance, loan and interest income	$16,108	$7,451	$79	$23,638
Net finance, loan and interest income after provision for credit losses	12,673	7,972	79	20,724
Non-interest income	448	5,410	0	5,858
Net earnings	4,533	4,891	(521)	8,903
Total assets	$375,207	$129,878	$(18,914)	$486,171

California First National Bancorp and Subsidiaries

Note 18 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2014 and 2013 and for the years ended June 30, 2014, 2013 and 2012 are presented as follows:

Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2014	2013

ASSETS
Cash and cash equivalents	$2,796	$4,584
Intercompany receivable	32	106
Investment in banking subsidiary	103,000	98,155
Investment in nonbanking subsidiaries	77,337	74,450
Intercompany note receivable	-	3,682
Other assets	1,170	1,203
Premises and other fixed assets	261	193
	$184,596	$182,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued liabilities	$495	$421
Intercompany payable	126	137
Income taxes payable- deferred	230	936
	851	1,494
Stockholders' equity
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized; 10,459,924 (2014) and 10,447,227 (2013) issued and outstanding	105	104
Additional paid in capital	3,372	3,213
Retained earnings	179,844	176,972
Other comprehensive income, net of tax	424	590
	183,745	180,879
	$184,596	$$182,373

Condensed Statements of Earnings	Years Ended June 30,
(in thousands)	2014	2013	2012
Income:
Dividends from non-bank subsidiary	$-	$-	$-
Management fee income bank subsidiary	569	336	123
Management fee income non-bank subsidiaries	151	628	676
Interest income non-bank subsidiaries	22	331	648
Other interest income	1	5	78
	743	1,300	1,525

Non-interest Expenses:
Salaries & benefits	1,186	1,332	1,202
Occupancy	140	142	152
Professional services	274	282	243
Other general & administrative	488	171	187
	2,088	1,927	1,784

Income (loss) before taxes and equity in undistributed earnings of subsidiaries	(1,345)	(627)	(259)
Income tax expense	(498)	(204)	262
Equity in undistributed earnings of subsidiaries	7,898	7,777	9,424
Net Income	$7,051	$7,354	$8,903

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	Years Ended June 30,
(in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,051	$7,354	$8,903
Adjustments to reconcile net earnings to cash flows:
Amortization of premiums or discounts on securities, net	-	-	1
Deferred income taxes	(706)	558	(290)
Equity in undistributed earnings of subsidiaries	(7,898)	(7,777)	(9,424)
Net change in other liabilities	74	(797)	134
Net change in other assets	37	(347)	318
Other, net	(68)	(25)	(157)
Net cash used for operating activities	(1,510)	(1,034)	(515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities	-	-	2,270
Payments for investments in and (advances to) subsidiaries	3,745	22,192	9,345
Net cash provided by investing activities	3,745	22,192	11,615

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	156	164	195
Dividends paid	(4,179)	(22,985)	(11,462)
Net cash used for financing activities	(4,023)	(22,821)	(11,267)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,788)	(1,663)	(167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,584	6,247	6,414
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,796	$4,584	$6,247

Note 19 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2014 and 2013 is as follows:

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands, except per share amounts)
2014
Total finance and loan income	$5,012	$4,877	$4,849	$5,003
Net finance, loan and interest income after provision of credit losses	4,220	4,113	4,121	4,050
Non-interest income	1,412	2,190	626	1,336
Net earnings	$1,831	$2,184	$1,190	$1,846

Basic earnings per common share	$0.18	$0.21	$0.11	$0.18
Diluted earnings per common share	$0.18	$0.21	$0.11	$0.18
Dividends declared per common share	$-	$0.40	$-	$-

2013
Total finance and loan income	$5,394	$5,250	$5,442	$5,318
Net finance, loan and interest income after provision of credit losses	4,548	4,647	4,735	4,535
Non-interest income	978	1,248	1,754	851
Net earnings	$1,538	$1,810	$2,101	$1,906

Basic earnings per common share	$0.15	$0.17	$0.20	$0.18
Diluted earnings per common share	$0.15	$0.17	$0.20	$0.18
Dividends declared per common share	$-	$2.20	$-	$-

California First National Bancorp and Subsidiaries

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.

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
None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2014 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have a Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer, principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on the Company’s website (www.calfirstbancorp.com), and we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of ethics by posting such information on our website. The information contained on the Company’s website is not part of this or any other report we file with or furnish to the SEC and is not incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2014 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2014 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2014 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2014 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

10.5
Second Amendment to the Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of April 26, 2011 (incorporated by reference to Exhibit 10.11 to Registrant's March 31, 2011 10-Q)

10.6
Third Amendment to the Business Loan Agreement between California First Leasing Corporation and Bank of America dated as of April 20, 2012 (incorporated by reference to Exhibit 10.12 to Registrant's March 31, 2012 10-Q)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	61

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	62

32.0	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	63

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By	/s/ S. Leslie Jewett	Date:	September 23, 2014
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 23, 2014
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 23, 2014
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Executive Vice President	September 23, 2014
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 23, 2014
Michael H. Lowry

/s/ Harris Ravine	Director	September 23, 2014
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 23, 2014
Danilo Cacciamatta