Form 10-Q
period 2014-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2014-11-12
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of November 10, 2014 was 10,459,924.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS

Cash and due from banks	$46,845	$40,122
Investments	2,551	2,552
Securities available-for-sale	45,290	26,764
Receivables	1,161	680
Property acquired for transactions in process	25,373	40,567
Leases and loans:
Net investment in leases	333,714	329,935
Commercial loans	157,231	131,158
Allowance for credit losses	(5,574)	(5,288)
Net investment in leases and loans	485,371	455,805

Net property on operating leases	1,197	1,991
Income taxes receivable	1,188	1,658
Other assets	1,080	771
Discounted lease rentals assigned to lenders	7,764	8,640
	$617,820	$579,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$13,710	$4,655
Accrued liabilities	8,136	2,553
Demand and savings deposits	64,642	65,583
Time certificates of deposit	312,114	290,227
Short-term borrowings	6,858	6,858
Lease deposits	2,259	2,005
Non-recourse debt	7,764	8,640
Deferred income taxes, net	16,276	15,284
	431,759	395,805

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (September 2014) and 10,459,924 (June 2014) issued and outstanding	105	105
Additional paid in capital	3,373	3,372
Retained earnings	182,303	179,844
Accumulated other comprehensive income, net of tax	280	424
	186,061	183,745
	$617,820	$579,550

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2014	2013

Direct finance and loan income	$4,946	$4,586
Investment interest income	311	426
Total finance, loan and interest income	5,257	5,012

Interest expense
Deposits	853	792
Borrowings	5	-
Net finance, loan and interest income	4,399	4,220
Provision for credit losses	275	-
Net finance, loan and interest income after provision for credit losses	4,124	4,220

Non-interest income
Operating and sales-type lease income	134	499
Gain on sale of leases, loans and leased property	2,360	781
Other than temporary impairment loss	(91)	-
Other fee income	144	132
Total non-interest income	2,547	1,412

Non-interest expenses
Compensation and employee benefits	1,926	1,747
Occupancy	158	205
Professional services	148	156
Other general and administrative	440	551
Total non-interest expenses	2,672	2,659

Earnings before income taxes	3,999	2,973

Income taxes	1,540	1,142

Net earnings	$2,459	$1,831

Basic earnings per common share	$0.24	$0.18

Diluted earnings per common share	$0.24	$0.18

Average common shares outstanding – basic	10,459,924	10,447,227

Average common shares outstanding – diluted	10,459,924	10,450,901

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2014	2013

Net earnings	$2,459	$1,831

Other comprehensive loss:

Unrealized losses on securities available-for-sale	(325)	(84)

Other than temporary impairment loss on securities available-for-sale	91	-

	(234)	(84)

Tax effect	90	33

Total other comprehensive loss	(144)	(51)

Total comprehensive income	$2,315	$1,780

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,459	$1,831
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	275	-
Depreciation and net amortization (accretion)	(8)	(45)
Gain on sale of leased property and sales-type lease income	(2,048)	(373)
Impairment loss on investment securities	91	-
Deferred income taxes, including income taxes payable	1,069	(1,807)
Decrease in income taxes receivable	470	2,925
Net increase in accounts payable and accrued liabilities	5,583	333
Other, net	383	(414)
Net cash provided by operating activities	8,274	2,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(70,446)	(53,787)
Payments received on lease receivables and loans	60,327	52,856
Proceeds from sales of leased property and sales-type leases	2,820	1,686
Proceeds from sales and assignments of leases	4,019	235
Purchase of investment securities	(23,887)	-
Pay down on investment securities	5,001	3,990
Net (increase) decrease in other assets	(331)	128
Net cash (used for) provided by investing activities	(22,497)	5,108

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	21,887	(3,015)
Net decrease in demand and savings deposits	(941)	(1,221)
Net cash provided by (used for) financing activities	20,946	(4,236)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,723	3,322
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,122	75,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,845	$78,791

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(876)	$(135)
Estimated residual values recorded on leases	$(569)	$(856)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the three month period for:
Interest	$842	$802
Income Taxes	$1	$24

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Three months ended September 30, 2013

Balance, June 30, 2013	10,447,227	$104	$3,213	$176,972	$590	$180,879

Net earnings	-	-	-	1,831	-	1,831
Other comprehensive income	-	-	-	-	(51)	(51)

Stock based compensation expense	-	-	1	-	-	1

Balance, September 30, 2013	10,447,227	$104	$3,214	$178,803	$539	$182,660

Three months ended September 30, 2014

Balance, June 30, 2014	10,459,924	$105	$3,372	$179,844	$424	$183,745

Net earnings	-	-	-	2,459	-	2,459
Other comprehensive income	-	-	-	-	(144)	(144)

Stock based compensation expense	-	-	1	-	-	1

Balance, September 30, 2014	10,459,924	$105	$3,373	$182,303	$280	$186,061

The accompanying notes are an integral part
of these consolidated financial statements.

 CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2014. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2014 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2014 and for the year then ended.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of September 30, 2014 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended September 30, 2014 and 2013. The results of operations for the three-month period ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2015.

Certain reclassifications have been made to the fiscal 2014 financial statements to conform to the presentation of the fiscal 2015 financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the International Accounting Standards Board that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2014, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2014 Annual Report on Form 10-K.  Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarters ended September 30, 2014 and 2013, the Company recognized pre-tax stock-based compensation expense of $1,000 in each respective quarter. Such expense related to options granted during fiscal 2013.  The Company has not awarded any new grants in fiscal 2015 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718.  The valuation variables utilized at the grant dates are discussed in the Company’s 2014 Annual Report on Form 10-K.  As of September 30, 2014, approximately $13,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 34 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the three months ended
	September 30, 2014		September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	22,297	$13.91
Exercised	-	-	-	-
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	22,697	$13.91
Options exercisable at end of period	4,000		14,697

Stock options outstanding and exercisable are summarized below:

		As of September 30, 2014
		Options Outstanding				Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$16.00	-	$16.00	10,000	7.83	$ 16.00	4,000	$ 16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2014, there were no liabilities subject to ASC 820.

Securities available-for-sale include U.S. Treasury Notes, corporate bonds, municipal bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate and municipal bonds and  the  MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury Notes, mutual funds and equity investments are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2014
Corporate debt securities	$11,133	$-	$11,133	$-
Securities of state and political subdivisions	424	-	424	-
U.S. Treasury notes	26,817	26,817	-	-
Agency MBS	4,958	-	4,958	-
Mutual fund investment	1,216	1,216	-	-
Equity investments	742	742	-	-
	$45,290	$28,775	$16,515	$-

As of June 30, 2014
Corporate debt securities	$16,310	$-	$16,310	$-
Securities of state and political subdivisions	427	-	427	-
U.S. Treasury notes	7,973	7,973	-	-
Mutual fund investment	1,261	1,261	-	-
Equity investment	793	793	-	-
	$26,764	$10,027	$16,737	$-

Certain financial instruments, such as impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there is evidence of impairment.  The Company had no such assets or liabilities at September 30, 2014 and June 30, 2014.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of September 30, 2014, and June 30, 2014, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2014		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$46,845	$46,845	$40,122	$40,122
Investments	2,551	2,566	2,552	2,567
Securities available-for-sale	45,290	45,290	26,764	26,764
Commercial loan participations	137,765	137,360	111,472	111,691
Other loans	17,419	17,306	17,714	17,929
Financial Liabilities:
Demand and savings deposits	64,642	64,642	65,583	65,583
Time certificate of deposits	312,114	312,044	290,227	290,044
Short-term borrowings	$6,858	$6,855	$6,858	$6,858

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	September 30, 2014		June 30, 2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	475	475	475	475
Mortgage-backed investment	121	136	122	137
	$2,551	$2,566	$2,552	$2,567

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

The mortgage-backed investment consists of an Agency issued security.  The Company has determined that it has the ability to hold this investment until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the security at amortized cost.

NOTE 7 – SECURITIES AVAILABLE-FOR-SALE:

The amortized cost, fair value, and carrying value of securities were as follows:

	at September 30, 2014
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$10,975	$158	$-	$11,133
Securities of state and political subdivisions	409	15	-	424
U.S. Treasury notes	26,865	-	(48)	26,817
Agency MBS	4,958	-	-	4,958
Mutual fund investment	1,215	1	-	1,216
Equity investments	422	320	-	742
Total securities available-for-sale	$44,844	$494	$(48)	$45,290

	at June 30, 2014
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$16,030	$280	$-	$16,310
Securities of state and political subdivisions	409	18	-	427
U.S. Treasury notes	7,930	43	-	7,973
Mutual fund investments	1,306	-	(45)	1,261
Equity investment	422	371	-	793
Total securities available-for-sale	$26,097	$712	$(45)	$26,764

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in three months or less	$-	$-
Due after three months to one year	5,239	5,306
Due after one year to five years	33,010	33,068
Due after five years	4,958	4,958
No stated maturity	1,637	1,958
Total securities available-for-sale	$44,844	$45,290

For the quarters ended September 30, 2014 and 2013, the Company had no realized gains or losses on securities. The following table presents the fair value and associated gross unrealized loss on an available-for-sale securities with a gross unrealized loss at September 30, 2014 and June 30, 2014.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At September 30, 2014
U.S Treasury Notes	$(48)	$26,817	$-	$-	$(48)	$26,817
Total	$(48)	$26,817	$-	$-	$(48)	$26,817

At June 30, 2014
Mutual fund investment	$-	$-	$(45)	$1,261	$(45)	$1,261
Total	$-	$-	$(45)	$1,261	$(45)	$1,261

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery.  In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment which had a $45,000 unrealized loss at June 30, 2014. While the Company has the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over  twelve months, the Company determined that an other than temporary impairment had occurred. The $48,000 unrealized losses at September 30, 2014 are related to fluctuations in interest rates during the period, and not credit quality. Because the Company has the intent to hold these securities and more likely than not will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, securities with carrying values of $26.8 million were pledged to secure borrowings from the FHLB (see Note 11).  At June 30, 2014, securities with carrying values of $8.0 million were pledged to secure the borrowing from the FHLB.

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30,	June 30,
	2014	2014
	(in thousands)
Minimum lease payments receivable	$348,762	$340,211
Estimated residual value	12,805	12,996
Less unearned income	(27,853)	(23,272)
Net investment in leases before allowances	333,714	329,935
Less allowance for lease losses	(3,447)	(3,236)
Less valuation allowance for estimated residual value	(80)	(80)
Net investment in leases	$330,187	$326,619

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $2.5 million at September 30, 2014 and at June 30, 2014.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30,	June 30,
	2014	2014
	(in thousands)
Commercial term loans	$147,987	$121,236
Commercial real estate loans	7,826	7,920
Revolving lines of credit	1,918	2,471
Total commercial loans	157,731	131,627
Less unearned income and discounts	(500)	(469)
Less allowance for loan losses	(2,047)	(1,972)
Net commercial loans	$155,184	$129,186

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $13.9 million at September 30, 2014 and $13.3 million at June 30, 2014. The Company has a recorded liability for unfunded loan commitments of $50,000 at September 30, 2014 and $25,000 at June 30, 2014 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of September 30, 2014:
Pass	$255,622	$71,472	$134,650	$7,814	$469,558
Special Mention	5,342	18	9,858	-	15,218
Substandard	117	1,119	4,909	-	6,145
Doubtful	20	4	0	-	24
	$261,101	$72,613	$149,417	$7,814	$490,945
Non-accrual	$43	$4	$-	$-	$47

As of June 30, 2014:
Pass	$245,360	$76,569	$108,453	$2,344	$432,726
Special Mention	6,440	566	9,881	-	16,887
Substandard	4	972	4,917	5,563	11,456
Doubtful	20	4	-	-	24
	$251,824	$78,111	$123,251	$7,907	$461,093
Non-accrual	$43	$4	$-	$-	$47

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of September 30, 2014:
Commercial Leases	$-	$43	$43	$261,058	$261,101	$-
Education, Government, Non-profit Leases	662	4	666	71,947	72,613	-
Commercial and Industrial Loans	-	-	-	149,417	149,417	-
Commercial Real Estate Loans	-	-	-	7,814	7,814	-
	$662	$47	$709	$490,236	$490,945	$-

As of June 30, 2014:
Commercial Leases	$-	$43	$43	$251,781	$251,824	$-
Education, Government, Non-profit Leases	-	4	4	78,107	78,111	-
Commercial and Industrial Loans	-	-	-	123,251	123,251	-
Commercial Real Estate Loans	-	-	-	7,907	7,907	-
	$-	$47	$47	$461,046	$461,093	$-

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of September 30, 2014 and June 30, 2014:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of September 30, 2014:
Allowance for lease and loan losses
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	200	-	175	(100)	275
Balance end of period	$2,710	$817	$1,936	$111	$5,574

Individually evaluated for impairment	$41	$200	$-	$-	$241
Collectively evaluated for impairment	2,669	617	1,936	111	5,333
Total ending allowance balance	$2,710	$817	$1,936	$111	$5,574

Finance receivables
Individually evaluated for impairment	$137	$1,123	$-	$-	$1,260
Collectively evaluated for impairment	260,964	71,490	149,417	7,814	489,685
Total ending finance receivable balance	$261,101	$72,613	$149,417	$7,814	$490,945

As of June 30, 2014:
Allowance for lease and loan losses
Balance beginning of period	$2,557	$618	$1,561	$411	$5,147
Charge-offs	(61)	(1)	-	-	(62)
Recoveries	14	-	-	-	14
Provision	-	200	200	(200)	200
Balance end of period	$2,510	$817	$1,761	$211	$5,299

Individually evaluated for impairment	$27	$191	$-	$-	$218
Collectively evaluated for impairment	2,483	626	1,761	211	5,081
Total ending allowance balance	$2,510	$817	$1,761	$211	$5,299

Finance receivables
Individually evaluated for impairment	$73	$976	$-	$-	$1,049
Collectively evaluated for impairment	251,751	77,135	123,251	7,907	460,044
Total ending finance receivable balance	$251,824	$78,111	$123,251	$7,907	$461,093

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

The borrowings from the FHLB and weighted average interest rates at September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014		June 30, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$6,858	0.27%	$6,858	0.27%

At September 30, 2014, there was available borrowing capacity from the FHLB of $23.8 million related to qualifying real estate loans of $7.0 million and securities pledged with a carrying value of $26.8 million. There were no borrowings from the FRB, leaving availability of approximately $98.4 million secured by $126.1 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2014 and 2013:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2014
Total finance and interest income	$4,706	$551	$-	$5,257
Net finance, loan and interest income after provision for credit losses	3,548	576	-	4,124
Other income	466	2,081	-	2,547
Net income	$1,179	$1,515	$(235)	$2,459

Quarter ended September 30, 2013
Total finance and interest income	$4,259	$753	$-	$5,012
Net finance, loan and interest income after provision for credit losses	3,467	753	-	4,220
Other income	377	1,035	-	1,412
Net income	$1,331	$753	$(253)	$1,831

Total assets at September 30, 2014	$542,704	$100,262	$(25,146)	$617,820
Total assets at September 30, 2013	$464,757	$89,171	$(2,654)	$551,274

NOTE 13 – SUBSEQUENT EVENT

On October 21, 2014, the Company’s Board of Directors declared an annual dividend in the amount of forty-two cents ($0.42) per share. The dividend will be payable on December 16, 2014 to all stockholders of record at the close of business on December 1, 2014.

On October 30, 2014, the Company received payment of $2.7 million related to claims filed in a product antitrust case.  The amount recovered will be recognized in “Other Income” in the second quarter ending December 31, 2014.

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

           The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin.  The Company’s current balance sheet structure is short-term in nature, with over 54% of interest-earning assets and 83% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period.  These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates.  The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2014.

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

Net earnings for the first quarter ended September 30, 2014 of $2.5 million were up 34.3% largely due to an 80.4% increase in non-interest income and included the first quarterly increase in total interest income in three years.  The large gains realized as non-interest income during the first quarter of fiscal 2015 illustrate the quarterly variability that can occur due to the timing of leases maturing during the year.

New lease bookings of $65.6 million for the first quarter of fiscal 2015 were up 61.7% from the first quarter of fiscal 2014, and with $25.4 million of commercial loans booked during the quarter, total first quarter lease and loan bookings increased by 124.3% to $91.0 million from $40.6 million booked during the first quarter of the prior year.  The net investment in leases and loans of $485.4 million at September 30, 2014 was up 6.5% from June 30, 2014, and 20.1% from $404.1 million at September 30, 2013.  New lease and loan originations during the first quarter of fiscal 2015 were down 9.4% from the first quarter of fiscal 2014, but the backlog of approved lease and loan commitments of $140.7 million is up 35.8% from the level of a year ago.

The Company’s portfolio of investment securities increased to $47.8 million at September 30, 2014 from $29.3 million at June 30, 2014. The increase during the first quarter of fiscal 2015 primarily related to the acquisition of US Treasury notes.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2014, net earnings of $2.5 million increased 34.3% from $1.8 million earned during the first quarter ended September 30, 2013.  Diluted earnings per share of $0.24 for the first quarter of fiscal 2015 increased 34.2% from $0.18 for the first quarter of fiscal 2014.

Net Finance, Loan and Interest Income -- Net finance, loan and interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits and borrowings. Net finance, loan and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

Net finance, loan and interest income was $4.4 million for the quarter ended September 30, 2014, a $179,000, or 4.2% increase compared to the same quarter of the prior year.  Total finance, loan and interest income for the first quarter ending September 30, 2014 increased 4.9% to $5.3 million from $5.0 million for the first quarter of fiscal 2014. This increase includes a $470,300, or 60.9%, increase in commercial loan income offset by a $114,700, or 26.9% decrease in investment income and $110,800, or 2.9% decrease in finance income. The growth in commercial loan income reflected a 92.8% increase in average loan balances to $137.7 million from $71.4 million, which was offset in part by a 71 basis point decline in average loan yield. The decrease in finance income was due to a 5.6% decrease in average lease balances to $316.7 million that offset a 13 basis point improvement in the average yield. The average yield on all leases and loans in the Company’s portfolio declined by 15 basis points during the first quarter of 2015 to 4.35% on an average portfolio that increased 11.7% to $454.3 million. For the first quarter of fiscal 2015, the average yield on cash and investments of 1.36% was up 3 basis points from the first quarter of fiscal 2014 as average cash balances declined by 38.4% to $51.0 million and investments declined 10.4% to $40.4 million. Interest expense paid increased 8% to $858,000, reflecting a 9.4% increase in the average balance of deposits and borrowings to $376.7 million and 1 basis point decrease in average rate paid to 0.91%.

The following table presents the components of the increases (decreases) in net finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2014 vs 2013
	Volume	Rate	Total
Finance, loan and interest income
Net investment in leases	$(213)	$102	$(111)
Commercial loans	717	(246)	471
Investment securities	(41)	(66)	(107)
Interest-earning deposits with banks	(13)	5	(8)
Total finance, loan and interest income	450	(205)	245

Interest expense
Demand and savings deposits	(8)	-	(8)
Time deposits	83	(14)	69
Short and long term borrowings	-	5	5
Total interest expense	75	(9)	66
Net finance, loan and interest income	$375	$(196)	$179

The following table presents the Company’s average balances, finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	September 30, 2014			September 30, 2013
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$51,003	$25	0.20%	$82,855	$33	0.16%
Investment securities	40,377	286	2.83%	45,052	393	3.49%
Commercial loans	137,676	1,243	3.61%	71,419	772	4.32%
Net investment in leases	316,662	3,703	4.68%	335,399	3,814	4.55%
Total interest-earning assets	545,718	5,257	3.85%	534,725	5,012	3.75%
Other assets	53,440			23,408
	$599,158			$558,133

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	63,771	79	0.50%	70,296	87	0.50%
Time deposits	306,100	774	1.01%	274,076	705	1.03%
Other borrowings	6,858	5	0.27%	0	0	0.00%
Total interest bearing liabilities	376,729	858	0.91%	344,372	792	0.92%
Non-interest bearing demand deposits	2,209			1,795
Other liabilities	35,127			30,255
Shareholders' equity	185,093			181,711
	$599,158			$558,133
Net interest income		$4,399			$4,220
Net interest spread (2)			2.94%			2.83%
Net interest margin (3)			3.22%			3.16%
Average interest earning assets over
average interest bearing liabilities			144.9%			155.3%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

The average yield on all interest-earning assets for the first quarter of fiscal 2015 increased to 3.85% from 3.75% for the first quarter ended September 30, 2013, while the average rate paid on all interest-bearing liabilities decreased by one point to 0.91%. As a result, the net interest margin increased to 3.22% in the first quarter of fiscal 2015 from 3.16% in the first quarter of fiscal 2014. The higher yield and net interest margin during the quarter ended September 30, 2015 includes the benefit of accelerated finance income from early terminated leases which boosted the yield on leases by almost 50 basis points and offset the decline in average yield on commercial loans and securities. The average yield on interest earnings assets can fluctuate from quarter to quarter due to transaction activity in both the lease and loan portfolio.

Provision for Credit Losses -- The Company recorded a $275,000 provision for credit losses during the first quarter of fiscal 2015, which compared to no provision made during the quarter ending September 30, 2013. The first quarter 2015 provision related to the growth in the credit portfolio since June 30, 2014 and did not reflect any deterioration in the credit profile of the portfolios.

Non-interest Income -- Total non-interest income for the first quarter of fiscal 2015 increased by 80.4% to $2.5 million from $1.4 million in the first quarter of the prior year, primarily due to a $1.5 million increase in income realized on the sale of leased property.  A gain of $2.1 million from the sale of property on one large transaction reaching the end of term during the quarter accounted for 80.9% of non-interest income for the period.  Other income for the first quarter of fiscal 2015 included a charge of $91,000 related to the impairment of a mutual fund investment.  This investment fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, thus the Company determined that an other than temporary impairment had occurred and recorded a valuation adjustment in the first quarter of fiscal 2015.

Non-interest Expenses -- The Company’s non-interest expenses of $2.7 million reported for the quarter ended September 30, 2014 remained flat compared the first quarter of fiscal 2014.  A 10.2% increase in compensation and employee benefits was offset by lower occupancy and general expenses.

Income Taxes -- Income taxes were accrued at a tax rate of 38.51% and 38.41% for the first quarter ended September 30, 2014 and 2013, respectively, representing the estimated annual tax rate at the end of each respective first quarter.

Financial Condition Analysis

Consolidated total assets at September 30, 2014 of $617.8 million increased 6.6% from $579.6 million at June 30, 2014.  The growth in total assets is due to an increase of $26.0 million in the commercial loan portfolio, an $18.5 million increase in securities available-for-sale and $6.7 million increase in cash and due from banks, offset by a decrease of $15.2 million in property acquired for transaction in process.

Lease Portfolio

During the first three months ended September 30, 2014 and 2013, 100% of the new leases booked by the Company were held in its own portfolios. Of the new leases booked during the first quarter of fiscal 2015, 96% related to leases originated directly by Company compared to 73% during the prior year first quarter.  The Company’s net investment in leases at September 30, 2014 of $330.2 million compared to $326.6 million at June 30, 2014.  The $3.6 million increase in the net investment in leases during the quarter is due to the volume of new leases being booked during the period exceeding payments received and leases terminating.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and contractually obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2014, the Company’s investment in property acquired for transactions in process of $25.4 million decreased from $40.6 million at June 30, 2014, but was up from $20.4 million at September 30, 2013.  The decrease in transactions in process from June 30, 2014 is largely related to the booking of a $30 million lease transaction that had been included at June 30, 2014, and was replaced only in part by other new transactions during the quarter.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased $26.0 million during the first quarter of fiscal 2015 to $155.2 million compared to $129.2 million at June 30, 2014.  The increase in the Company’s commercial loan portfolio reflected new commercial loans booked of $31.2 million offset by repayments aggregating to $5.1 million during the quarter.  Additional loan commitments of $16.0 million were made during the quarter but not funded, and at September 30, 2014 unfunded commercial loan commitments of $29.9 million were up from $14.8 million at June 30, 2014.

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

The following table summarizes the Company’s non-performing leases and loans.

	September 30,	June 30,
	2014	2014
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$47	$47
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$47	$47
Non-performing assets as % of net investment
in leases and loans before allowances	0.01%	0.01%

There was no change in non-performing assets at September 30, 2014 as compared to June 30, 2014.  In addition to the non-performing leases and loans identified above, there was $6.0 million of investment in leases and loans at September 30, 2014 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $6.6 million at June 30, 2014 and $6.5 million at September 30, 2013. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Three months ended
	September 30,
	2014	2013
	(dollars in thousands)

Property acquired for transactions in process before allowance	$25,373	$20,371
Net investment in leases and loans before allowance	490,945	409,206
Net investment in “risk assets”	$516,318	$429,577

Allowance for credit losses at beginning of period	$5,299	$5,147
Charge-off of lease receivables	-	(8)
Recovery of amounts previously written off	-	14
Provision for credit losses	275	-
Allowance for credit losses at end of period	$5,574	$5,153

Components of allowance for credit losses:
Allowance for lease losses	$3,447	$2,930
Residual valuation allowance	80	251
Allowance for loan losses	2,047	1,972
	$5,574	$5,153
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.10%	1.26%
Allowance for credit losses as a percent of net investment in “risk assets”	1.01%	1.20%

The allowance for credit losses increased $275,000 to $5.6 million (1.10% of net investment in leases and loans before allowances) at September 30, 2014 from $5.3 million (1.15% of net investment in leases and loans before allowances) at June 30, 2014. The allowance at September 30, 2014 consisted of $273,000 allocated to specific accounts that were identified as problems and $5.3 million that was available to cover losses inherent in the portfolio. This compared to $250,000 allocated to specific accounts at June 30, 2014 and $5.0 million available for losses inherent in the portfolio at that time.  The increase in the specific allowance at September 30, 2014 primarily relates to the addition of one downgraded credit offset by payments received on accounts.  The Company considers the allowance for credit losses of $5.6 million at September 30, 2014 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Securities Available-for-sale

Total securities available-for-sale was $45.3 million as of September 30, 2014, compared with $26.8 million at June 30, 2014.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at September 30, 2014 and June 30, 2014 are as follows:

	As of September 30, 2014		As of June 30, 2014
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
Corporate debt securities	$10,975	$11,133	$16,030	$16,310
Securities of state and political subdivisions	409	424	409	427
U.S. Treasury notes	26,865	26,817	7,930	7,973
Agency MBS	4,958	4,958	-	-
Mutual fund investment	1,215	1,216	1,306	1,261
Equity investments	422	742	422	793
Total securities available-for-sale	$44,844	$45,290	$26,097	$26,764

In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to a mutual fund investment held in the securities available-for-sale portfolio. While the Company intends to retain this investment for a sufficient time to recover its investment, the investment fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, thus the Company determined that an other than temporary impairment had occurred and recorded a valuation adjustment in the first quarter of fiscal 2015.

During the first quarter of fiscal 2015, the Company’s portfolio of securities available-for-sale increased $18.5 million through new purchases of $23.9 million offset by maturities, pay downs and the impairment charge totaling $5.4 million.  At September 30, 2014, the weighted average maturity of the portfolio is 4.9 years and the corresponding weighted average yield was 2.38%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and borrowings, and non-recourse debt. At September 30, 2014 and June 30, 2014, the Company’s cash and cash equivalents were $46.8 million and $40.1 million, respectively.  Stockholders’ equity at September 30, 2014 was $186.1 million, or 30.1% of total assets, compared to $183.7 million, or 31.7% of total assets at June 30, 2014.  At September 30, 2014, the Company and the Bank exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

Deposits at CalFirst Bank totaled $376.8 million at September 30, 2014 compared to $341.8 million at September 30, 2013 and $355.8 million at June 30, 2014. The $35.0 million increase from September 30, 2013 was used to fund the growth in the Bank’s portfolios and maintain liquidity.  The following table presents the ending balances, average balances and average rates paid on deposits for the quarters ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014			2013
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,949	$2,209	n/a	$1,494	$1,795	n/a
Interest-bearing demand deposits	926	1,039	0.20%	1,990	2,050	0.20%
Money market deposits	61,767	62,732	0.50%	67,241	68,246	0.50%
Time deposits, less than $100,000	56,776	55,141	1.01%	51,816	52,607	1.02%
Time deposits, $100,000 or more	$255,338	$250,959	1.00%	$219,251	$221,469	1.07%

The following table shows the maturities of certificates of deposits at September 30, 2014:

	$250,000	More Than
	or less	$250,000
	(in thousands)
Under 3 months	$44,167	$12,416
3 – 6 months	58,264	11,048
7 – 12 months	106,042	15,369
13 – 24 months	46,684	8,895
25 – 36 months	7,988	1,241
	$263,145	$48,969

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank has a short-term borrowing outstanding of $6.9 million at September 30, 2014 at an average rate of 0.27% and had no outstanding balance at September 30, 2013. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $23.8 million available under the agreement as of September 30, 2014. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at September 30, 2014 of approximately $98.4 million.

The Company periodically funds certain leases by selling or assigning certain lease term payments to banks or other financial institutions. If the lease receivables are characterized as a sale of the financial asset, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains an interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt.  At September 30, 2014, the Company had outstanding non-recourse debt aggregating $7.8 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2014. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$80,819	$80,819	$-	$-
Commercial loan and lease purchase commitments	33,504	33,504	-	-
FHLB Borrowings	6,858	6,858	-	-
Operating lease rental payments	2,662	637	2,025	-
Total contractual commitments	$123,843	$121,818	$2,025	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At September 30, 2014, the Company had $48.8 million of cash or invested in securities of very short duration, with another $5.3 million of securities that mature within twelve months.  The Company’s gross investment in lease payments receivable and loan principal of $519.3 million consists of leases with fixed rates and loans with fixed and variable rates, however, $280.1 million of such investments reprice within one year of September 30, 2014. This compares to the Bank’s interest bearing deposit and borrowing liabilities of $381.7 million, of which 83.0%, or $316.9 million, reprice within one year.  CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable.  Based on the foregoing, at September 30, 2014 the Company had assets of $334.2 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $316.9 million.

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

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$46,845	$-	$-	$-	$-	$46,845
Investment securities	1,958	5,306	33,068	7,509	-	47,841
Net investment in leases	30,800	107,878	206,176	16,714	(31,381)	330,187
Commercial loans	140,505	900	16,326	-	(2,547)	155,184
Non-interest earning assets	-	-	-	-	37,763	37,763
Totals	220,108	114,084	255,570	24,223	3,835	$617,820
Cumulative total for RSA	$220,108	$334,192	$589,762	$613,985

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$62,693	$-	$-	$-	$1,949	$64,642
Time deposits	56,584	190,722	64,808	-	-	312,114
Borrowings	-	6,858	-	-	-	6,858
Non-interest bearing liabilities	-	-	-	-	48,145	48,145
Stockholders' equity	-	-	-	-	186,061	186,061
Totals	$119,277	$197,580	$64,808	$-	$236,155	$617,820
Cumulative total for RSL	$119,277	$316,857	$381,665	$381,665

Interest rate sensitivity gap	$100,831	$(83,496)	$190,762	$24,223
Cumulative GAP	$100,831	$17,335	$208,097	$232,320

RSA divided by RSL (cumulative)	184.54%	105.47%	154.52%	160.87%
Cumulative GAP / total assets	16.32%	2.81%	33.68%	37.60%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended September 30, 2014:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1 - July 31, 2014	-	$-	368,354
August 1 - August 31, 2014	-	$-	368,354
September 1 - September 30, 2014	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits		Page

	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	28

	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	29

	32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	30

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant

DATE:	November 12, 2014	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett Executive Vice President (Principal Financial and Accounting Officer)