Form 10-Q
period 2014-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2015-02-12
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (949) 255-0500

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

Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of February 6, 2015 was 10,459,924.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS

Cash and due from banks	$50,058	$40,122
Investments	3,338	2,552
Securities available-for-sale	53,501	26,764
Receivables	1,509	680
Property acquired for transactions in process	26,568	40,578
Leases and loans:
Net investment in leases	314,852	329,935
Commercial loans	193,093	131,158
Allowance for credit losses	(5,975)	(5,299)
Net investment in leases and loans	501,970	455,794

Net property on operating leases	1,084	1,991
Income taxes receivable	321	1,658
Other assets	780	771
Discounted lease rentals assigned to lenders	12,872	8,640
	$652,001	$579,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$76,816	$65,583
Time certificates of deposit	326,131	290,227
Short-term borrowings	26,858	6,858
Accounts payable	6,705	4,655
Accrued liabilities	2,496	2,553
Lease deposits	1,612	2,005
Non-recourse debt	12,872	8,640
Deferred income taxes, net	13,343	15,284
	466,833	395,805

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (December 2014) and 10,459,924 (June 2014) issued and outstanding	105	105
Additional paid in capital	3,374	3,372
Retained earnings	181,467	179,844
Accumulated other comprehensive income, net of tax	222	424
	185,168	183,745
	$652,001	$579,550

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013

Finance and loan income	$5,370	$4,489	$10,315	$9,075
Investment interest income	344	388	656	814
Total interest income	5,714	4,877	10,971	9,889

Interest expense
Deposits	900	764	1,753	1,556
Borrowings	11	-	16	-
Net interest income	4,803	4,113	9,202	8,333
Provision for credit losses	400	-	675	-

Net interest income after provision for credit losses	4,403	4,113	8,527	8,333

Non-interest income
Operating and sales-type lease income	66	386	200	885
Gain on sale of leases and leased property	1,342	1,678	3,702	2,460
Gain on sale of investment securities	438	-	438	-
Other income, net	2,819	126	2,872	257
Total non-interest income	4,665	2,190	7,212	3,602

Non-interest expenses
Compensation and employee benefits	2,426	1,954	4,351	3,701
Occupancy	158	161	317	366
Professional services	157	145	305	301
Other	544	498	984	1,049
Total non-interest expenses	3,285	2,758	5,957	5,417

Earnings before income taxes	5,783	3,545	9,782	6,518
Income taxes	2,226	1,361	3,766	2,503

Net earnings	$3,557	$2,184	$6,016	$4,015

Basic earnings per common share	$0.34	$0.21	$0.58	$0.38
Diluted earnings per common share	$0.34	$0.21	$0.58	$0.38

Dividends declared per common share outstanding	$0.42	$0.40	$0.42	$0.40
Weighted average common shares outstanding	10,460	10,448	10,460	10,448
Diluted common shares outstanding	10,460	10,451	10,460	10,451

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013

Net earnings	$3,557	$2,184	$6,016	$4,015

Other comprehensive income (loss):

Unrealized gains/(losses) on securities available-for-sale	344	(102)	19	(186)

Other than temporary impairment loss on securities available-for-sale	-	-	91	-

Reclassification adjustment of realized gain included in net income on securities available-for-sale	(438)	-	(438)	-

Tax effect	36	39	126	72

Total other comprehensive (loss)/income	(58)	(63)	(202)	(114)

Total comprehensive income	$3,499	$2,121	$5,814	$3,901

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,016	$4,015
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	675	-
Depreciation and net amortization (accretion)	(136)	(94)
Gain on sale of leased property and sales-type lease income	(2,173)	(387)
Net gain recognized on investment securities	(438)	-
Impairment loss on investment securities	91	-
Deferred income taxes, including income taxes payable	(1,828)	(2,233)
Decrease in income taxes receivable	1,337	2,977
Net (decrease) increase accounts payable and accrued liabilities	(57)	388
Other, net	(629)	(2,082)
Net cash provided by operating activities	2,858	2,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(177,733)	(157,467)
Payments received on lease receivables and loans	108,828	95,167
Proceeds from sales of leased property and sales-type leases	3,563	3,272
Proceeds from sales and assignments of leases	37,338	34,134
Purchase of investment securities	(39,544)	(300)
Pay down on investment securities	11,130	9,112
Proceeds from sale of investment securities	808	-
Net (increase) decrease in other assets	(56)	93
Net cash used for investing activities	(55,666)	(15,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	35,904	(7,104)
Net increase (decrease) in demand and savings deposits	11,233	(695)
Net increase in short-term borrowings	20,000	-
Dividends to stockholders	(4,393)	(4,178)
Proceeds from exercise of stock options	-	11
Net cash provided by (used for) financing activities	62,744	(11,966)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,936	(25,371)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,122	75,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,058	$50,098

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders and related non-recourse debt	$4,232	$9,636
Estimated residual values recorded on leases	$(1,001)	$(2,481)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the six month period for:
Interest	$1,732	$1,564
Income Taxes	$4,257	$1,759

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Six months ended December 31, 2013

Balance, June 30, 2013	10,447,227	$104	$3,213	$176,972	$590	$180,879
Net earnings	-	-	-	4,015	-	4,015
Other comprehensive loss	-	-	-	-	(114)	(114)
Shares issued - Stock options exercised	1,154	-	11	-	-	11
Stock based compensation expense	-	-	2	-	-	2
Dividends declared	-	-	-	(4,178)	-	(4,178)

Balance, December 31, 2013	10,448,381	$104	$3,226	$176,809	$476	$180,615

Six months ended December 31, 2014

Balance, June 30, 2014	10,459,924	$105	$3,372	$179,844	$424	$183,745
Net earnings	-	-	-	6,016	-	6,016
Other comprehensive loss	-	-	-	-	(202)	(202)
Stock based compensation expense	-	-	2	-	-	2
Dividends declared	-	-	-	(4,393)	-	(4,393)

Balance, December 31, 2014	10,459,924	$105	$3,374	$181,467	$222	$185,168

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of December 31, 2014 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2015.

Certain reclassifications have been made to the fiscal 2014 financial statements to conform with the presentation of the second quarter of fiscal 2015 financial statements.

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

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2014, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2014 Annual Report on Form 10-K.  Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarter and six months ended December 31, 2014, the Company recognized pre-tax stock-based compensation expense of $1,000 and $2,000, respectively. Such expense related to options granted during fiscal 2013.  The Company has not awarded any new grants in fiscal 2015 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718.  The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant.  As of December 31, 2014, approximately $11,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 31 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the six months ended
	December 31, 2014		December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	22,697	$13.91
Exercised	-	-	(1,154)	9.96
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	21,543	$14.12
Options exercisable at end of period	4,000		13,543

Stock options outstanding and exercisable are summarized below:

As of December 31, 2014
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	-	16.00	10,000	7.58	$16.00	4,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2014, there were no liabilities subject to ASC 820.

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

The Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014 are summarized as follows:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2014
Corporate debt securities	$9,764	$-	$9,764	$-
Securities of state and political subdivisions	420	-	420	-
U.S. Treasury notes	36,989	36,989	-	-
Agency MBS	4,932	-	4,932	-
Mutual fund investment	1,260	1,260	-	-
Equity investment	136	136	-	-
	$53,501	$38,385	$15,116	$-

As of June 30, 2014
Corporate debt securities	$16,310	$-	$16,310	$-
Securities of state and political subdivisions	427	-	427	-
U.S. Treasury notes	7,973	7,973	-	-
Mutual fund investment	1,261	1,261	-	-
Equity investment	793	793	-	-
	$26,764	$10,027	$16,737	$-

Certain financial instruments, such as impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there is evidence of impairment.  The Company had no such assets or liabilities at December 31, 2014 and June 30, 2014.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2014, and June 30, 2014, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents and demand deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Notes 4, 6 and 7.  The fair value of loan participations that trade regularly in the secondary market is based upon current bid prices in such market at the measurement date and are classified as Level 2 in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cashflow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3 in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level 3 in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	December 31, 2014		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$50,058	$50,058	$40,122	$40,122
Investments	3,338	3,352	2,552	2,567
Securities available-for-sale	53,501	53,501	26,764	26,764
Commercial loan participations	173,523	171,713	111,472	111,691
Other loans	17,023	16,999	17,714	17,929
Financial Liabilities:
Demand and savings deposits	76,816	76,816	65,583	65,583
Time certificate of deposits	326,131	325,868	290,227	290,044
Short-term borrowings	$26,858	$26,865	$6,858	$6,858

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	December 31, 2014		June 30, 2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,262	1,262	475	475
Mortgage-backed investment	121	135	122	137
	$3,338	$3,352	$2,552	$2,567

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities available for sale at December 31, 2014 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$36,807	$182	$-	$36,989
Corporate debt securities	9,811	24	(71)	9,764
Securities of state and political subdivisions	408	12	-	420
Agency MBS	4,856	76	-	4,932
Mutual fund investment	1,215	45	-	1,260
Equity investment	52	84	-	136
Total securities available-for-sale	$53,149	$423	$(71)	$53,501

The amortized cost and fair value of securities available for sale at June 30, 2014 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$7,930	$43	$-	$7,973
Corporate debt securities	16,030	280	-	16,310
Securities of state and political subdivisions	409	18	-	427
Mutual fund investments	1,306	-	(45)	1,261
Equity investment	422	371	-	793
Total securities available-for-sale	$26,097	$712	$(45)	$26,764

The available-for-sale securities amortized cost and estimated fair value at December 31, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$10,012	$9,968
Due after one year but less than 5 years	37,014	37,205
Due after five years	4,856	4,932
No stated maturity	1,267	1,396
Total securities available-for-sale	$53,149	$53,501

During the six months ended December 31, 2014, the Company realized a gain of $438,000 from the sale of one equity investment for proceeds of $808,000.  The net gain is recognized using the specific identification method and is included in non-interest income.  During the six months ended December 31, 2013, the Company had no realized gains or losses from the sale of available-for-sale securities.  The following table presents the fair value and associated gross unrealized loss on available-for-sale securities with a gross unrealized loss at December 31, 2014 and June 30, 2014.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At December 31, 2014
Corporate debt securities	$(71)	$9,764	$-	$-	$(71)	$9,764
Total	$(71)	$9,794	$-	$-	$(71)	$9,764

At June 30, 2014
Mutual fund investment	$-	$-	$(45)	$1,261	$(45)	$1,261
Total	$-	$-	$(45)	$1,261	$(45)	$1,261

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any recovery.  In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment which had a $45,000 unrealized loss at June 30, 2014. While the Company has the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over  twelve months, the Company determined that an other than temporary impairment had occurred. The $71,000 unrealized loss at December 31, 2014 relates to one security in the oil-fields industry that matures in November 2015. Because the Company has the intent to hold this security and more likely than not will not need to sell it, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, securities with carrying values of $37.0 million were pledged to secure borrowings from the FHLB (see Note 11).  At June 30, 2014, securities with carrying values of $8.0 million were pledged to secure the borrowing from the FHLB.

NOTE 8 – NET INVESTMENT IN LEASES

Net investment in leases consists of the following:

	December 31, 2014	June 30, 2014
	(in thousands)
Minimum lease payments receivable	$327,553	$340,211
Estimated residual value	12,773	12,996
Less unearned income	(25,474)	(23,272)
Net investment in leases before allowances	314,852	329,935
Less allowance for lease losses	(3,348)	(3,247)
Less valuation allowance for estimated residual value	(80)	(80)
Net investment in leases	$311,424	$326,608

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $2.3 million at December 31, 2014 and $2.5 million at June 30, 2014.

NOTE 9 – COMMERCIAL LOANS

Commercial loans consist of the following:

	December 31, 2014	June 30, 2014
	(in thousands)
Commercial term loans	$183,501	$121,236
Commercial real estate loans	7,729	7,920
Revolving lines of credit	2,453	2,471
Total commercial loans	193,683	131,627
Less unearned income and discounts	(590)	(469)
Less allowance for loan losses	(2,547)	(1,972)
Net commercial loans	$190,546	$129,186

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $7.4 million at December 31, 2014 and $13.3 million at June 30, 2014. The Company has a recorded liability for unfunded loan commitments of $50,000 at December 31, 2014 and $25,000 at June 30, 2014 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial	Education Government Non-profit	Commercial & Industrial	Commercial Real Estate	Total Financing
	Leases	Leases	Loans	Loans	Receivable
As of December 31, 2014:
Pass	$225,619	$77,358	$170,638	$7,719	$481,334
Special Mention	11,019	-	9,835	-	20,854
Substandard	98	735	4,901	-	5,734
Doubtful	19	4	-	-	23
	$236,755	$78,097	$185,374	$7,719	$507,945
Non-accrual	$42	$4	$-	$-	$46

As of June 30, 2014:
Pass	$245,360	$76,569	$108,453	$2,344	$432,726
Special Mention	6,440	566	9,881	-	16,887
Substandard	4	972	4,917	5,563	11,456
Doubtful	20	4	-	-	24
	$251,824	$78,111	$123,251	$7,907	$461,093
Non-accrual	$43	$4	$-	$-	$47

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

The aging of financing receivables by portfolio class is as follows:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of December 31, 2014:
Commercial Leases	$-	$42	$42	$236,713	$236,755	$-
Education, Government, Non-profit Leases	-	4	4	78,093	78,097	-
Commercial and Industrial Loans	-	-	-	185,374	185,374	-
Commercial Real Estate Loans	-	-	-	7,719	7,719	-
	$-	$46	$46	$507,899	$507,945	$-

As of June 30, 2014:
Commercial Leases	$-	$43	$43	$251,781	$251,824	$-
Education, Government, Non-profit Leases	-	4	4	78,107	78,111	-
Commercial and Industrial Loans	-	-	-	123,251	123,251	-
Commercial Real Estate Loans	-	-	-	7,907	7,907	-
	$-	$47	$47	$461,046	$461,093	$-

The allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of December 31, 2014 and June 30, 2014 are presented in the following table:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2014:
Allowance for lease and loan losses
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	100	-	675	(100)	675
Balance end of period	$2,611	$817	$2,436	$111	$5,975

Individually evaluated for impairment	$255	$120	$-	$-	$375
Collectively evaluated for impairment	2,356	697	2,436	111	5,600
Total ending allowance balance	$2,611	$817	$2,436	$111	$5,975

Finance receivables
Individually evaluated for impairment	$3,207	$739	$-	$-	$3,946
Collectively evaluated for impairment	233,548	77,358	185,374	7,719	503,999
Total ending finance receivable balance	$236,755	$78,097	$185,374	$7,719	$507,945

As of June 30, 2014:
Allowance for lease and loan losses
Balance beginning of period	$2,557	$618	$1,561	$411	$5,147
Charge-offs	(61)	(1)	-	-	(62)
Recoveries	14	-	-	-	14
Provision	-	200	200	(200)	200
Balance end of period	$2,510	$817	$1,761	$211	$5,299

Individually evaluated for impairment	$27	$191	$0	$-	$218
Collectively evaluated for impairment	2,483	626	1,761	211	5,081
Total ending allowance balance	$2,510	$817	$1,761	$211	$5,299

Finance receivables
Individually evaluated for impairment	$73	$976	$-	$-	$1,049
Collectively evaluated for impairment	251,751	77,135	123,251	7,907	460,044
Total ending finance receivable balance	$251,824	$78,111	$123,251	$7,907	$461,093

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

The borrowings from the FHLB and weighted average interest rates at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014		June 30, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$26,858	0.29%	$6,858	0.27%

At December 31, 2014, there was available borrowing capacity from the FHLB of $13.9 million related to qualifying real estate loans of $6.9 million and securities pledged with a carrying value of $37.0 million. There were no borrowings from the FRB, leaving availability of approximately $113.7 million secured by $147.9 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2014 and 2013:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended December 31, 2014
Total interest income	$5,222	$492	$-	$5,714
Net interest income after provision for credit losses	3,772	631	-	4,403
Other income	2,217	2,448	-	4,665
Net income	$2,162	$1,662	$(267)	$3,557

Quarter ended December 31, 2013
Total interest income	$4,137	$740	$-	$4,877
Net interest income after provision for credit losses	3,373	740	-	4,113
Other income	1,220	970	-	2,190
Net income	$1,566	$997	$(379)	$2,184

Six months ended December 31, 2014
Total interest income	$9,928	$1,043	$-	$10,971
Net interest income after provision for credit losses	7,320	1,207	-	8,527
Other income	2,683	4,529	-	7,212
Net income	$3,341	$3,177	$(502)	$6,016

Six months ended December 31, 2013
Total interest income	$8,395	$1,493	$1	$9,889
Net interest income after provision for credit losses	6,839	1,493	1	8,333
Other income	1,596	2,006	-	3,602
Net income	$2,897	$1,750	$(632)	$4,015

Total assets at December 31, 2014	$604,028	$95,265	$(47,292)	$652,001
Total assets at December 31, 2013	$468,676	$94,551	$(10,498)	$552,729

NOTE 13 – SUBSEQUENT EVENT

In January 2015, the Office of Comptroller of the Currency (“OCC”), CalFirst Bank’s primary regulator, terminated the operating agreement between the Bank and the OCC pursuant to which the Bank was required to obtain prior approval from the OCC before implementing any significant deviation or change from an approved operating plan, and under which the OCC had imposed conditions that the Bank maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015 and limit the growth in the commercial loan portfolio within certain guidelines. Following the termination of the operating agreement, the Company’s obligation to provide capital maintenance and liquidity support to the Bank, if and when necessary, will be the only continuing unique condition.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan bookings, including variations in the mix and funding of such bookings, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin.  The Company’s current balance sheet structure is short-term in nature, with over 59% of interest-earning assets and 83% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $3.6 million for the second quarter ended December 31, 2014 increased 62.8% from net earnings of $2.2 million for the second quarter of fiscal 2014 primarily due to a $2.7 million increase in non-interest income and a $690,000 increase in net interest income.  The increase in non-interest income includes the pre-tax recovery of $2.7 million from the settlement of claims filed in a TFT-LCD (thin-film transistor liquid display) products antitrust case.

During the second quarter of fiscal 2015, commercial loans booked of $46.3 million increased 74.5% from $26.5 million booked during the second quarter of fiscal 2014, while commercial loan bookings of $71.7 million for the first six months were up 170.3% compared to the same prior year period. Lease bookings of $52.7 million for the second quarter of fiscal 2015 were 15.2% below $62.2 million booked during the second quarter of fiscal 2014, but for the six months ended December 31, 2014, lease bookings of $118.3 million were up 15.2% compared to the first six months of fiscal 2014.  With total lease and loan bookings for the first six months of fiscal 2015 of $190.0 million up 47.0% from the same period of fiscal 2014, the Company’s net investment in leases and loans of $502 million was up 10.1% from $455.8 million at June 30, 2014 and 19.7% greater than at December 31, 2013.

The Company’s portfolio of investment securities increased to $56.8 million at December 31, 2014 from $29.3 million at June 30, 2014. The increase during the first six months of fiscal 2015 primarily related to the acquisition of US Treasury notes.

Consolidated Statement of Earnings Analysis

Summary – For the second quarter ended December 31, 2014, net earnings of $3.6 million increased $1.4 million, or 62.8%, from $2.2 million for the second quarter ended December 31, 2013.  For the six months ended December 31, 2014 net earnings increased $2.0 million, or 49.8% to $6.0 million from $4.0 million for the first six months of fiscal 2014.  Diluted earnings per share of $0.34 per share for the second quarter of fiscal 2015 were up 62.7% from the $0.21 per share for the second quarter of fiscal 2014.  For the six months ended December 31, 2014, diluted earnings per share of $0.58 increased 49.7%, compared to $0.38 per share for the same prior year period.

Net Interest Income – Net interest income is the difference between finance income earned on the investment in leases, interest income on loans, securities and other interest earning investments and interest paid on deposits and other borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income before provision for credit losses by volume and rate:

	Quarter ended December 31, 2014 vs 2013			Six Months ended December 31, 2014 vs 2013
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(131)	$219	$88	$1,141	$(1,164)	$(23)
Commercial loans	928	(135)	793	1,619	(356)	1,263
Investment securities	74	(113)	(39)	28	(174)	(146)
Interest-earning deposits with banks	(6)	1	(5)	(17)	5	(12)
	865	(28)	837	2,771	(1,689)	1,082
Interest expense
Demand and savings deposits	(7)	1	(6)	(15)	1	(14)
Time deposits	119	23	142	203	8	211
Short-term borrowings	-	11	11	-	16	16
	112	35	147	188	25	213
Net interest income	$753	$(63)	$690	$2,583	$(1,714)	$869

Net interest income was $4.8 million for the quarter ended December 31, 2014, a $690,000, or a 16.8% increase compared to the same quarter of the prior year. Total interest income for the second quarter of fiscal 2015 increased 17.2% to $5.7 million from $4.9 million during the second quarter of the prior year.  This increase includes a $793,000, or 99.0%, increase in commercial loan income that reflected a 115.8% increase in average loan balances to $174.5 million, offset somewhat by a 31 basis point decline in average rates earned to 3.65%. Finance income increased by $87,700 or 2.4%, as a 28 basis point increase in the average yield to 4.74% offset a 3.6% decrease in the average investment in leases to $318.5 million. Investment income declined by 11.2%, or $43,600, as average cash and investment balances declined 6.3% to $98.3 million and the average yield declined 8 basis points to 1.40%.   Interest expense paid on deposits and borrowings during the second quarter of fiscal 2015 increased by $147,000, or 19.2%, reflecting a 16.8% increase in average balances to $396.9 million while the average rate paid increased from 0.90% to 0.92%. The average rate paid during the second quarter benefitted from increased borrowings from the Federal Home Loan Bank Board (FHLB) at an average rate of 0.30% that offset an increase in average deposit costs from 0.90% to 0.94%.

(dollars in thousands)	Quarter ended December 31, 2014			Quarter ended December 31, 2013
Assets	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$48,563	$19	0.16%	$63,574	$24	0.15%
Investment securities	49,778	325	2.61%	41,335	364	3.52%
Commercial loans	174,507	1,594	3.65%	80,860	801	3.96%
Net investment in leases	318,479	3,776	4.74%	330,285	3,688	4.47%
Total interest-earning assets	591,327	5,714	3.87%	516,054	4,877	3.78%
Other assets	38,586			36,512
	$629,913			$552,566
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$64,084	$80	0.50%	$69,683	$86	0.49%
Time deposits	318,038	820	1.03%	270,135	678	1.00%
Other borrowings	14,793	11	0.30%	-	-	-
Total interest-bearing liabilities	396,915	911	0.92%	339,818	764	0.90%
Non-interest bearing demand deposits	1,991			1,844
Other liabilities	45,895			29,261
Shareholders' equity	185,112			181,643
	$629,913			$552,566
Net interest income		$4,803			$4,113
Net interest spread (2)			2.95%			2.88%
Net interest margin (3)			3.25%			3.19%
Average interest earning assets over average interest bearing liabilities			149.0%			151.9%

(1)	Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.
(2)	Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percent of average interest earning assets.

Net interest income for the six months ended December 31, 2014 was $9.2 million, an $868,900, or a 10.4% increase compared to $8.3 million for the six months ended December 31, 2013.  Total interest income for the first six months of fiscal 2015 increased 10.9% to $11.0 million from $9.9 million for first six months of the prior year as a result of a $1.3 million increase in commercial loan income that reflected a 102.9% increase in average loan balances to $156.2 million, offset somewhat by a 46 basis point decline in average rates earned to 3.63%. For the first six months of fiscal 2015, finance income was essentially unchanged at $7.5 million as the average investment in leases declined 5.1% to $315.8 million while the average yield earned increased by 23 basis points to 4.74%. Investment and interest income declined by 19.4%, or $158,300, to $656,000 as average cash and investment balances decreased 17.9% to $94.9 million and average yields declined by 3 basis points to 1.38%. Over the past year, maturing corporate securities were replaced by U.S. treasuries yielding substantially less, reducing average investment yields for the first six months of fiscal 2015 to 2.73% from 3.51% for the first six months of fiscal 2014. For the six months ended December 31, 2014, interest expense on deposits and borrowings increased by $212,700, or 13.7%, to $1.8 million on a 13.1% increase in average deposits and borrowings to $386.9 million compared to the first six months of the prior year. The average rate paid was unchanged at 0.91% as FHLB borrowings helped offset the increase in average deposit costs from 0.91% to 0.93%.

	Six months ended December 31, 2014			Six months ended December 31, 2013
Assets	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$50,202	$45	0.18%	$72,417	$57	0.16%
Investment securities	44,682	611	2.73%	43,095	757	3.51%
Commercial loans	156,221	2,836	3.63%	76,987	1,573	4.09%
Net investment in leases	315,768	7,479	4.74%	332,696	7,502	4.51%
Total interest-earning assets	566,873	10,971	3.87%	525,195	9,889	3.77%
Other assets	47,192			30,736
	$614,065			$555,931

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$63,927	$159	0.50%	$69,989	$173	0.49%
Time deposits	312,069	1,594	1.02%	272,106	1,383	1.02%
Other borrowings	10,925	16	0.29%	-	-	-
Total interest bearing liabilities	386,921	1,769	0.91%	342,095	1,556	0.91%
Non-interest bearing demand deposits	2,100			1,819
Other liabilities	40,078			30,480
Shareholders' equity	184,966			181,537
	$614,065			$555,931
Net interest income		$9,202			$8,333
Net interest spread (2)			2.96%			2.86%
Net interest margin (3)			3.25%			3.17%
Average interest earning assets over average interest bearing liabilities			146.5%			153.5%

(1)	Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.
(2)	Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percent of average interest earning assets.

The average yield on all interest-earning assets for the second quarter of fiscal 2015 increased to 3.87% from 3.78% for the second quarter ended December 31, 2013, while the average rate paid on all interest-bearing liabilities increased by two basis points to 0.92%. As a result, the net interest margin increased to 3.25% in the second quarter of fiscal 2015 from 3.19% in the second quarter of fiscal 2014. For the first six months of fiscal 2015, the net interest margin of 3.25% compared to 3.17% for the first six months of fiscal 2014. The yield and net interest margin during the first six months of fiscal 2015 includes the benefit of accelerated finance income from early terminated leases during the first quarter which boosted the yield on leases for the six months by almost 29 basis points and offset the decline in average yield on commercial loans and securities. The average yield on interest earnings assets can fluctuate from quarter to quarter due to transaction activity in both the lease and loan portfolio.

Provision for Credit Losses – The Company made a $400,000 provision for credit losses during the second quarter of fiscal 2015, which compared to no provision made during the quarter ending December 30, 2013. The second quarter 2015 provision related to the 23% growth in the loan portfolio during the quarter and a slight increase in credit risk of the lease portfolio.  During the first six months of fiscal 2015, the Company made a provision for credit losses of $675,000, compared to no provision recorded during the first six months of fiscal 2014. The provision in fiscal 2015 supports the 48% growth in the loan portfolio since June 2014 and a slight increase in credit risk of the lease portfolio during the second quarter of fiscal 2015.

Non-interest Income – Total non-interest income of $4.7 million for the second quarter of fiscal 2015 was up 113.0% from $2.2 million for the same period of the prior year. Non-interest income for the three months ended December 31, 2014 includes the $2.7 million recovery from the settlement of claims filed in antitrust litigation against certain manufacturers of thin-film transistor liquid display (“TFT-LCD”) panels (“LCD Litigation”). In July 2012, a settlement was approved in antitrust litigation filed against certain manufacturers of TFT-LCD panels over allegations that between 1999 and 2006 the manufacturers conspired to fix the prices of those panels. The settlement provided for all claims in the LCD Litigation to be filed by December 2012. In January 2014, notwithstanding the December 2012 claims bar date, the Company filed a claim, which it supplemented with additional documentation through May 2014. On October 17, 2014, the judge presiding over the LCD Litigation ruled that late filed claims in the LCD Litigation would be included for payment under the terms of the settlement, and payment was received in late October 2014.

Second quarter non-interest income also included a $1.2 million gain on the sale of leases and a $437,700 gain on the sale of an investment security that offset a $575,400 decrease in income from leases reaching the end of term during the quarter. The second quarter of fiscal 2014 included a $1.3 million gain realized on the sale of leases.  Total non-interest income of $7.2 million for the first six months of fiscal 2015 was up 100.2% from $3.6 million reported for the first six months of fiscal 2014.  The increase included the $2.7 million recovery on the LCD Litigation, an increase of $529,000 of income from leases reaching the end of term during the first six months of fiscal 2015 and $347,000 of net gains realized on securities.

Non-interest Expenses – During the second quarter of fiscal 2015, non-interest expenses of $3.3 million were 19.1% higher than the $2.8 million for second quarter of fiscal 2014. For the six months ended December 31, 2014, non-interest expenses of $6.0 million increased 10.0% from $5.4 million for the same period of the prior year.  The increase in expenses during both periods is due primarily to higher compensation expense related to the sales organization as well as higher incentive compensation paid.

Taxes – Income taxes were accrued at a tax rate of 38.5% for the three and six months ended December 31, 2014, compared to 38.4% for the same periods of the prior year, representing the estimated annual tax rate at the end of each respective period.

Financial Condition Analysis

Consolidated total assets at December 31, 2014 of $652.0 million increased 12.5% from $579.6 million at June 30, 2014.  The growth in total assets is due to an increase of $61.4 million in the commercial loan portfolio, a $26.7 million increase in securities available-for-sale and $9.9 million increase in cash and due from banks, offset by a decrease of $14.0 million in property acquired for transaction in process.

Lease Portfolio

During the first six months of fiscal 2014, 87.2% of the direct leases booked by the Company were held in its own portfolios, with 12.8% participated with other financial institutions.  In addition, during the six months ended December 31, 2014 the Company sold or assigned receivables of $15.2 million held in its portfolio at June 30, 2014.  As a result, the Company’s net investment in leases at December 31, 2014 of $311.4 million was down 4.7% from $326.6 million at June 30, 2014, a reduction of $15.2 million, and decreased 5.7% from $330.2 million at September 30, 2014.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2014, the Company’s investment in property acquired for transactions in process of $26.6 million was down 34.5% from $40.6 million at June 30, 2014, and down 6.8% from $28.5 million at December 31, 2013.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased by $61.4 million, or 47.5%, to $190.5 million at December 31, 2014 from $129.2 million at June 30, 2014.  The increase in the Company’s commercial loan portfolio included the investment of $77.5 million in new commercial loan participations offset by loan payoffs and repayments aggregating to $16.1 million.  In addition, at December 31, 2014 the Company had unfunded commercial loan commitments of $34.4 million compared to $14.8 million at June 30, 2014.

During the second quarter of fiscal 2015, CalFirst Bank submitted a plan to the OCC and received approval to eliminate limitations previously imposed on CalFirst Bank’s ability to grow the loan portfolio.

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

The following table summarizes the Company’s non-performing leases and loans.

	December 31, 2014	June 30, 2014
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$46	$47
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$46	$47
Non-performing assets as % of net investment
in leases and loans before allowances	0.01%	0.01%

The change in non-performing assets at December 31, 2014 from June 30, 2014 reflects payments received on non-accrual leases with no new leases added.  In addition to the non-performing leases and loans identified above, there was $8.8 million of investment in leases and loans at December 31, 2014 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $6.6 million at June 30, 2014 and $6.3 million at December 31, 2013. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Six months ended December 31,
	2014	2013
	(dollars in thousands)

Property acquired for transactions in process before allowance	$26,568	$28,525
Net investment in leases and loans before allowance	507,945	424,639
Net investment in “risk assets”	$534,513	$453,164

Allowance for credit losses at beginning of period	$5,299	$5,147
Charge-off of lease receivables	-	(8)
Recovery of amounts previously written off	1	14
Provision for credit losses	675	-
Allowance for credit losses at end of period	$5,975	$5,153

Components of allowance for credit losses:
Allowance for lease losses	$3,348	$2,930
Residual valuation allowance	80	251
Allowance for loan losses	2,547	1,972
	$5,975	$5,153
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.18%	1.21%
Allowance for credit losses as a percent of net investment in “risk assets”	1.12%	1.14%

The allowance for credit losses increased $676,000 to $5.98 million (1.18% of net investment in leases and loans before allowances) at December 31, 2014 from $5.3 million (1.15% of net investment in leases and loans before allowances) at June 30, 2014. This allowance consisted of $414,000 allocated to specific accounts that were identified as problems and $5.56 million that was available to cover losses inherent in the portfolio. This compared to $250,000 allocated to specific accounts at June 30, 2014 and $5.05 million available for losses inherent in the portfolio at that time.  The increase in the specific allowance at December 31, 2014 primarily relates to the addition of one downgraded credit offset by payments received on accounts. The Company considers the allowance for credit losses of $5.98 million at December 31, 2014 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $53.5 million as of December 31, 2014, compared with $26.8 million at June 30, 2014.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at December 31, 2014 and June 30, 2014 are as follows:

	As of December 31, 2014		As of June 30, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury notes	$36,807	$36,989	$7,930	$7,973
Corporate debt securities	9,811	9,764	16,030	16,310
Securities of state and political subdivisions	408	420	409	427
Agency MBS	4,856	4,932	-	-
Mutual fund investment	1,215	1,260	1,306	1,261
Equity investment	52	136	422	793
Total securities available-for-sale	$53,149	$53,501	$26,097	$26,764

During the first six months of fiscal 2015, the Company’s portfolio of securities available-for-sale increased $26.7 million through new purchases of $38.3 million offset by maturities, sales and pay downs of securities of $11.5 million and an impairment charge of $91,000. The Company recorded a pre-tax impairment charge of $91,000 related to a mutual fund investment held in the securities available-for-sale portfolio. While the Company intends to retain this investment for a sufficient time to recover its investment, the investment fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, thus the Company determined that an other than temporary impairment had occurred and recorded a valuation adjustment in the first quarter of fiscal 2015. At December 31, 2014, the weighted average maturity of the portfolio is 4.7 years and the corresponding weighted average yield was 2.22%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, FHLB borrowings and non-recourse debt. At December 31, 2014 and June 30, 2014, the Company’s cash and due from banks were $50.1 million and $40.1 million, respectively.

Deposits at CalFirst Bank totaled $402.9 million at December 31, 2014, up 13.3% from $355.8 million at June 30, 2014 and up 19.1% from $338.2 million at December 31, 2013. The $64.7 million increase from December 31, 2013 was used to fund the growth in the Bank’s portfolios and maintain liquidity.  The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2014 and 2013:

	Six months ended December 31,
	2014			2013
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$2,837	$2,100	n/a	$1,014	$1,819	n/a
Interest-bearing demand deposits	3,593	1,104	0.20%	1,413	1,833	0.20%
Money market deposits	70,386	62,823	0.50%	68,824	68,156	0.50%
Time deposits, less than $100,000	59,368	56,615	1.03%	50,951	52,028	1.01%
Time deposits, $100,000 or more	$266,763	$255,454	1.02%	$216,027	$220,077	1.01%

The following table shows the maturities of certificates of deposits at December 31, 2014:

	$250,000 or less	More than $250,000
	(in thousands)
Under 3 months	$59,665	$15,350
3 – 6 months	62,103	7,495
7 – 12 months	89,914	18,843
13 – 24 months	52,123	10,887
25 – 36 months	9,279	472
	$273,084	$53,047

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank has short-term borrowings outstanding of $26.9 million at December 31, 2014 at an average rate of 0.30% and had no outstanding balance at December 31, 2013. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $13.9 million available under the agreement as of December 31, 2014. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at December 31, 2014 of approximately $113.7 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2014, the Company had outstanding non-recourse debt aggregating $12.9 million relating to discounted lease rentals assigned to unaffiliated lenders, up from $8.6 million at June 30, 2014 and $10.4 million at December 31, 2013. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of December 31, 2014 and June 30, 2014, when both exceed their regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	December 31,		June 30,
	2014		2014
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$184,946	31.12%	$183,321	31.84%
Total risk-based capital	$190,971	32.13%	$188,645	32.76%
Tier 1 leverage capital	$184,946	29.60%	$183,321	32.80%

California First National Bank
Tier 1 risk-based capital	$106,121	18.77%	$102,780	19.61%
Total risk-based capital	$111,780	19.77%	$107,639	20.54%
Tier 1 leverage capital	$106,121	18.77%	$102,780	21.09%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2014. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Lease property purchases (1)	$48,540	$48,540	$-	$-
Commercial loan and lease purchase commitments	33,712	33,712	-	-
FHLB Borrowings	26,858	26,858	-	-
Operating lease rental payments	2,503	643	1,860	-
Total contractual commitments	$111,613	$109,753	$1,860	$-
___________________________________________
(1)	Disbursements to purchase property on approved lease commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

The need for cash for operating activities is increasing as the Company expands its portfolios.  The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a non-recourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

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

At December 31, 2014, the Company had $56.5 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $534.0 million consists of leases with fixed rates and loans with variable rates, however, $314.5 million of such investment matures or reprices within one year of December 31, 2014. Of the $56.8 million investment in securities, $11.5 million mature within twelve months. This compares to interest bearing deposit and borrowing liabilities of $427.0 million, of which $354.2 million, or 83%, mature within one year. Based on the foregoing, at December 31, 2014 the Company had assets of $375.9 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $354.2 million.

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

Consolidated Interest Rate Sensitivity

(in thousands)	3 Months or Less	Over 3 to 12 Months	Over 1 Through 5 years	Over 5 years	Non-rate Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$50,058	$-	$-	$-	$-	$50,058
Investment securities	6,436	4,928	37,205	8,270	-	56,839
Net investment in leases	30,873	105,845	193,361	10,247	(28,902)	311,424
Commercial loans	176,853	900	15,930	-	(3,137)	190,546
Non-interest earning assets	-	-	-	-	43,134	43,134
Totals	264,220	111,673	246,496	18,517	11,095	$652,001
Cumulative total for RSA	$264,220	$375,893	$622,389	$640,905

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$73,979	$-	$-	$-	$2,837	$76,816
Time deposits	75,015	178,354	72,762	-	-	326,131
Borrowings	-	26,858	-	-	-	26,858
Non-interest bearing liabilities	-	-	-	-	37,028	37,028
Stockholders' equity	-	-	-	-	185,168	185,168
Totals	$148,994	$205,212	$72,762	$-	$225,033	$652,001
Cumulative total for RSL	$148,994	$354,206	$426,968	$426,968

Interest rate sensitivity gap	$115,226	$(93,539)	$173,734	$18,517
Cumulative GAP	$115,226	$21,687	$195,421	$213,938

RSA divided by RSL (cumulative)	177.34%	106.12%	145.77%	150.11%
Cumulative GAP / total assets	17.67%	3.33%	29.97%	32.81%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended December 31, 2014:

Period	Total number of shares Purchased	Average price paid per share	Maximum Number of shares that may yet be purchased under the plan (1)

October 1, 2014 - October 31, 2014	-	$-	368,354
November 1, 2014 - November 30, 2014	-	$-	368,354
December 1, 2014 - December 31, 2014	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6.	EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	29

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	30

31.3	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	31

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant
DATE:	February 10, 2015	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett Executive Vice President (Principal Financial and Accounting Officer)