Form 10-Q
period 2015-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2015-05-14
CIK 803016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (949) 255-0500

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

 Yes ☐   No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of May 8, 2015 was 10,459,924.

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

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS
(thousands, except for share amounts)

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS

Cash and due from banks	$63,888	$40,122
Investments	3,337	2,552
Securities available-for-sale	69,391	26,764
Receivables	1,212	680
Property acquired for transactions in process	25,618	40,578
Leases and loans:
Net investment in leases	299,669	329,935
Commercial loans	214,010	131,158
Allowance for credit losses	(6,075)	(5,299)
Net investment in leases and loans	507,604	455,794

Net property on operating leases	908	1,991
Income taxes receivable	317	1,658
Other assets	1,285	771
Discounted lease rentals assigned to lenders	11,635	8,640
	$685,195	$579,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$73,102	$65,583
Time certificates of deposit	366,432	290,227
Short-term borrowings	26,858	6,858
Accounts payable	3,389	4,655
Accrued liabilities	2,497	2,553
Lease deposits	1,514	2,005
Non-recourse debt	11,635	8,640
Deferred income taxes, net	12,459	15,284
	497,886	395,805

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (March 2015) and 10,459,924 (June 2014) issued and outstanding	105	105
Additional paid in capital	3,376	3,372
Retained earnings	183,145	179,844
Accumulated other comprehensive income, net of tax	683	424
	187,309	183,745
	$685,195	$579,550

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(thousands, except for per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Finance and loan income	$5,421	$4,546	$15,737	$13,622
Investment interest income	366	303	1,021	1,117
Total interest income	5,787	4,849	16,758	14,739

Interest expense
Deposits	991	728	2,745	2,284
Borrowings	22	-	37	-
Net interest income	4,774	4,121	13,976	12,455

Provision for credit losses	100	-	775	-

Net interest income after provision for credit losses	4,674	4,121	13,201	12,455

Non-interest income
Operating and sales-type lease income	51	383	252	1,268
Gain on sale of leases and leased property	787	129	4,488	2,589
Gain on sale of investment securities	-	-	347	-
Other income, net	129	114	3,092	371
Total non-interest income	967	626	8,179	4,228

Non-interest expenses
Compensation and employee benefits	2,142	2,190	6,493	5,892
Occupancy	158	157	475	523
Professional services	171	146	476	446
Other	441	477	1,425	1,527
Total non-interest expenses	2,912	2,970	8,869	8,388

Earnings before income taxes	2,729	1,777	12,511	8,295
Income taxes	1,051	587	4,817	3,090

Net earnings	$1,678	$1,190	$7,694	$5,205

Basic earnings per common share	$0.16	$0.11	$0.74	$0.50
Diluted earnings per common share	$0.16	$0.11	$0.74	$0.50

Dividends declared per common share outstanding	$-	$-	$0.42	$0.40
Weighted average common shares outstanding	10,460	10,458	10,460	10,451
Diluted common shares outstanding	10,460	10,461	10,460	10,454

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Net earnings	$1,678	$1,190	$7,694	$5,205

Other comprehensive income (loss):

Unrealized (losses)/gains on securities available-for-sale	750	(39)	768	(222)

Other than temporary impairment loss on securities available-for-sale	-	-	91	-

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	-	(438)	-

Tax effect	(289)	14	(162)	83

Total other comprehensive income/(loss)	461	(25)	259	(139)

Total comprehensive income	$2,139	$1,165	$7,953	$5,066

The accompanying notes are an integral part
of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$7,694	$5,205
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	775	-
Depreciation and net amortization (accretion)	(346)	63
Gain on sale of leased property and sales-type lease income	(2,105)	(407)
Net gain recognized on investment securities	(438)	-
Impairment loss on investment securities	91	-
Deferred income taxes, including income taxes payable	(3,004)	(3,493)
Decrease in income taxes receivable	1,341	2,679
Net (decrease) increase accounts payable and accrued liabilities	(56)	133
Other, net	(392)	583
Net cash provided by operating activities	3,560	4,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(271,380)	(230,064)
Payments received on lease receivables and loans	177,054	145,083
Proceeds from sales of leased property and sales-type leases	4,312	3,771
Proceeds from sales and assignments of leases	54,250	34,134
Purchase of investment securities	(59,964)	(300)
Pay down on investment securities	16,380	21,132
Proceeds from sale of investment securities	808	-
Net (increase) decrease in other assets	(585)	6
Net cash used for investing activities	(79,125)	(26,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time certificates of deposit	76,205	(8,054)
Net increase (decrease) in demand and savings deposits	7,519	(3,888)
Net increase in short-term borrowings	20,000	-
Dividends to stockholders	(4,393)	(4,179)
Proceeds from exercise of stock options	-	156
Net cash provided by (used for) financing activities	99,331	(15,965)

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,766	(37,440)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,122	75,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,888	$38,029

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in lease rentals assigned to lenders and related non-recourse debt	$2,995	$8,754
Estimated residual values recorded on leases	$(2,046)	$(3,255)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the nine month period for:
Interest	$2,697	$2,296
Income Taxes	$6,481	$3,904

 The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Nine months ended March 31, 2014

Balance, June 30, 2013	10,447,227	$104	$3,213	$176,972	$590	$180,879

Net earnings	-	-	-	5,205	-	5,205
Other comprehensive income	-	-	-	-	(139)	(139)
Shares issued - Stock options exercised	12,697	1	155	-	-	156
Stock based compensation expense	-	-	3	-	-	3
Dividends declared	-	-	-	(4,179)	-	(4,179)

Balance, March 31, 2014	10,459,924	$105	$3,371	$177,998	$451	$181,925

Nine months ended March 31, 2015

Balance, June 30, 2014	10,459,924	$105	$3,372	$179,844	$424	$183,745

Net earnings	-	-	-	7,694	-	7,694
Other comprehensive income	-	-	-	-	259	259
Stock based compensation expense	-	-	4	-	-	4
Dividends declared	-	-	-	(4,393)	-	(4,393)

Balance, March 31, 2015	10,459,924	$105	$3,376	$183,145	$683	$187,309

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of March 31, 2015 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2015.

Certain reclassifications have been made to the fiscal 2014 financial statements to conform to the presentation of the third quarter of fiscal 2015 financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the International Accounting Standards Board that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016.  The FASB has proposed delaying this standard by one year.  The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

NOTE 3 – STOCK-BASED COMPENSATION

During the quarter and nine months ended March 31, 2015, the Company recognized pre-tax stock-based compensation expense of $1,100 and $3,300, respectively. Such expense related to options granted during fiscal 2013.  The Company has not awarded any new grants in fiscal 2015 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718.  The valuation variables utilized at the grant dates are discussed in the Company’s 2014 Annual Report on Form 10-K.  As of March 31, 2015, approximately $10,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 28 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the nine months ended
	March 31, 2015		March 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	22,697	$13.91
Exercised	-	-	(12,697)	12.26
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	4,000		2,000

Stock options outstanding and exercisable are summarized below:

As of March 31, 2015
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	-	$16.00	10,000	7.33	$16.00	4,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  As such, ASC 820 does not apply to the Company’s investment in leases.  The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at March 31, 2015 and June 30, 2014, there were no liabilities subject to ASC 820.

Securities available-for-sale include U.S. Treasury securities, corporate and municipal bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of corporate and municipal bonds and the  MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury securities, mutual funds and equity investments are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2015 and June 30, 2014 are summarized as follows:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2015
Corporate debt securities	$4,797	$-	$4,797	$-
Securities of state and political subdivisions	416	-	416	-
U.S. Treasury notes	43,089	43,089	-	-
Agency MBS	19,620	-	19,620	-
Mutual fund investment	1,313	1,313	-	-
Equity investment	156	156	-	-
	$69,391	$44,558	$24,833	$-

As of June 30, 2014
Corporate debt securities	$16,310	$-	$16,310	$-
Securities of state and political subdivisions	427	-	427	-
U.S. Treasury notes	7,973	7,973	-	-
Mutual fund investment	1,261	1,261	-	-
Equity investment	793	793	-	-
	$26,764	$10,027	$16,737	$-

Certain financial instruments, such as impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there is evidence of impairment.  The Company had no such assets or liabilities at March 31, 2015 and June 30, 2014.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2015, and June 30, 2014, and includes financial instruments that are not accounted for or carried at fair value.  In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements.  Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company.  These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents and demand deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy.  Values for investments and available-for-sale securities are determined as set forth in Notes 4, 6 and 7.  The fair value of loan participations that trade regularly in the secondary market is based upon current bid prices in such market at the measurement date and are classified as Level 2 in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cashflow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3 in the fair value hierarchy.  These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience.  The fair value of certificates of deposit and borrowings are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level 3 in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	March 31, 2015		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$63,888	$63,888	$40,122	$40,122
Investments	3,337	3,352	2,552	2,567
Securities available-for-sale	69,391	69,391	26,764	26,764
Commercial loan participations	194,740	194,184	111,472	111,691
Other loans	16,623	16,769	17,714	17,929
Financial Liabilities:
Demand and savings deposits	73,102	73,102	65,583	65,583
Time certificate of deposits	366,432	366,197	290,227	290,044
Short-term borrowings	$26,858	$26,854	$6,858	$6,858

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	March 31, 2015		June 30, 2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,262	1,262	475	475
Mortgage-backed investment	120	135	122	137
	$3,337	$3,352	$2,552	$2,567

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities available for sale at March 31, 2015 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$42,333	$756	$-	$43,089
Corporate debt securities	4,771	26	-	4,797
Securities of state and political subdivisions	407	9	-	416
Agency MBS	19,508	116	(4)	19,620
Mutual fund investment	1,215	98	-	1,313
Equity investment	52	104	-	156
Total securities available-for-sale	$68,286	$1,109	$(4)	$69,391

The amortized cost and fair value of securities available for sale at June 30, 2014 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$7,930	$43	$-	$7,973
Corporate debt securities	16,030	280	-	16,310
Securities of state and political subdivisions	409	18	-	427
Mutual fund investments	1,306	-	(45)	1,261
Equity investment	422	371	-	793
Total securities available-for-sale	$26,097	$712	$(45)	$26,764

The available-for-sale securities amortized cost and estimated fair value at March 31, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$5,178	$5,213
Due after one year but less than 5 years	42,333	43,089
Due after five years	19,508	19,620
No stated maturity	1,267	1,469
Total securities available-for-sale	$68,286	$69,391

During the nine months ended March 31, 2015, the Company realized a gain of $438,000 from the sale of one equity investment for proceeds of $808,000.  The net gain is recognized using the specific identification method and is included in non-interest income.  During the nine months ended March 31, 2014, the Company had no realized gains or losses from the sale of available-for-sale securities.  The following table presents the fair value and associated gross unrealized loss on available-for-sale securities with a gross unrealized loss at March 31, 2015 and June 30, 2014.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At March 31, 2015
Agency MBS	$(4)	$3,228	$-	$-	$(4)	$3,228
Total	$(4)	$3,228	$-	$-	$(4)	$3,228

At June 30, 2014
Mutual fund investment	$-	$-	$(45)	$1,261	$(45)	$1,261
Total	$-	$-	$(45)	$1,261	$(45)	$1,261

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any recovery.  In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment which had a $45,000 unrealized loss at June 30, 2014. While the Company has the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, the Company determined that an other than temporary impairment had occurred. The $4,000 unrealized loss at March 31, 2015 related to one Agency MBS is attributable to fluctuations in interest rates and not credit quality. Because the Company has the intent to hold this security and more likely than not will not need to sell it, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2015.

At March 31, 2015, U.S. Treasury notes and Agency MBS of $61.8 million are pledged to secure borrowings from the FHLB (see Note 11).  At June 30, 2014, U.S Treasury notes with carrying values of $7.9 million were pledged to secure the borrowing from the FHLB.

NOTE 8 – NET INVESTMENT IN LEASES

Net investment in leases consists of the following:

	March 31, 2015	June 30, 2014
	(in thousands)
Minimum lease payments receivable	$309,262	$340,211
Estimated residual value	13,277	12,996
Less unearned income	(22,870)	(23,272)
Net investment in leases before allowances	299,669	329,935
Less allowance for lease losses	(3,348)	(3,247)
Less valuation allowance for estimated residual value	(80)	(80)
Net investment in leases	$296,241	$326,608

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease.  Unearned income includes the offset of initial direct costs of $2.4 million at March 31, 2015 and $2.5 million at June 30, 2014.

NOTE 9 – COMMERCIAL LOANS

Commercial loans consist of the following:

	March 31, 2015	June 30, 2014
	(in thousands)
Commercial term loans	$206,651	$121,236
Commercial real estate loans	7,630	7,920
Revolving lines of credit	393	2,471
Total commercial loans	214,674	131,627
Less unearned income and discounts	(664)	(469)
Less allowance for loan losses	(2,647)	(1,972)
Net commercial loans	$211,363	$129,186

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $6.6 million at March 31, 2015 and $13.3 million at June 30, 2014. The Company has a recorded liability for unfunded loan commitments of $50,000 at March 31, 2015 and $25,000 at June 30, 2014 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2015:
Pass	$211,777	$73,241	$196,577	$7,621	$489,216
Special Mention	13,851	27	9,812	-	23,690
Substandard	4	746	-	-	750
Doubtful	19	4	-	-	23
	$225,651	$74,018	$206,389	$7,621	$513,679
Non-accrual	$42	$4	$-	$-	$46

As of June 30, 2014:
Pass	$245,360	$76,569	$108,453	$2,344	$432,726
Special Mention	6,440	566	9,881	-	16,887
Substandard	4	972	4,917	5,563	11,456
Doubtful	20	4	-	-	24
	$251,824	$78,111	$123,251	$7,907	$461,093
Non-accrual	$43	$4	$-	$-	$47

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

The aging of financing receivables by portfolio class is as follows:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of March 31, 2015:
Commercial Leases	$-	$42	$42	$225,609	$225,651	$-
Education, Government, Non-profit Leases	-	4	4	74,014	74,018	-
Commercial and Industrial Loans	-	-	-	206,389	206,389	-
Commercial Real Estate Loans	-	-	-	7,621	7,621	-
	$-	$46	$46	$513,633	$513,679	$-

As of June 30, 2014:
Commercial Leases	$-	$43	$43	$251,781	$251,824	$-
Education, Government, Non-profit Leases	-	4	4	78,107	78,111	-
Commercial and Industrial Loans	-	-	-	123,251	123,251	-
Commercial Real Estate Loans	-	-	-	7,907	7,907	-
	$-	$47	$47	$461,046	$461,093	$-

The allowance balances and activity in the allowance related to financing receivables, by portfolio segment for the three and nine months ended March 31, 2015 and March 31, 2014 are presented in the following table:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
For the three months ended March 31, 2015:
Balance beginning of period	$2,611	$817	$2,436	$111	$5,975
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	-	-	100	-	100
Balance end of period	$2,611	$817	$2,536	$111	$6,075

For the three months ended March 31, 2014:
Balance beginning of period	$2,552	$618	$1,561	$411	$5,142
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	-	-	-	-	-
Balance end of period	$2,552	$618	$1,561	$411	$5,142

For the nine months ended March 31, 2015:
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	100	-	775	(100)	775
Balance end of period	$2,611	$817	$2,536	$111	$6,075

For the nine months ended March 31, 2014:
Balance beginning of period	$2,546	$618	$1,561	$411	$5,136
Charge-offs	(8)	-	-	-	(8)
Recoveries	14	-	-	-	14
Provision	-	-	-	-	-
Balance end of period	$2,552	$618	$1,561	$411	$5,142

The following table presents the recorded investment in loans and leases and the related allowance based on impairment method as of March 31, 2015 and June 30, 2014 by portfolio segment.

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2015:
Allowance for lease and loan losses
Individually evaluated for impairment	$608	$121	$-	$-	$729
Collectively evaluated for impairment	2,003	696	2,536	111	5,346
Total ending allowance balance	$2,611	$817	$2,536	$111	$6,075

Finance receivables
Individually evaluated for impairment	$5,821	$750	$-	$-	$6,571
Collectively evaluated for impairment	219,830	73,268	206,389	7,621	507,108
Total ending finance receivable balance	$225,651	$74,018	$206,389	$7,621	$513,679

As of June 30, 2014:
Allowance for lease and loan losses
Individually evaluated for impairment	$27	$191	$-	$-	$218
Collectively evaluated for impairment	2,483	626	1,761	211	5,081
Total ending allowance balance	$2,510	$817	$1,761	$211	$5,299

Finance receivables
Individually evaluated for impairment	$73	$976	$-	$-	$1,049
Collectively evaluated for impairment	251,751	77,135	123,251	7,907	460,044
Total ending finance receivable balance	$251,824	$78,111	$123,251	$7,907	$461,093

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

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The borrowings from the FHLB and weighted average interest rates at March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015		June 30, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$26,858	0.31%	$6,858	0.27%

At March 31, 2015, there was estimated available borrowing capacity from the FHLB of $38.8 million related to qualifying real estate loans of $6.2 million and securities with a carrying value of $62.7 million. There were no borrowings from the FRB, leaving availability of approximately $103.3 million secured by $133.3 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2015 and 2014:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended March 31, 2015
Total interest income	$5,368	$419	$-	$5,787
Net interest income after provision for credit losses	4,207	467	-	4,674
Other income	899	68	-	967
Net income	$1,730	$168	$(220)	$1,678

Quarter ended March 31, 2014
Total interest income	$4,236	$613	$-	$4,849
Net interest income after provision for credit losses	3,494	627	-	4,121
Other income	275	351	-	626
Net income	$929	$416	$(155)	$1,190

Nine months ended March 31, 2015
Total interest income	$15,296	$1,461	$1	$16,758
Net interest income after provision for credit losses	11,527	1,673	1	13,201
Other income	3,581	4,598	-	8,179
Net income	$5,071	$3,345	$(722)	$7,694

Nine months ended March 31, 2014
Total interest income	$12,632	$2,106	$1	$14,739
Net interest income after provision for credit losses	10,333	2,121	1	12,455
Other income	1,871	2,357	-	4,228
Net income	$3,826	$2,166	$(787)	$5,205

Total assets at March 31, 2015	$636,391	$92,689	$(43,885)	$685,195
Total assets at March 31, 2014	$482,048	$92,459	$(27,666)	$546,841

CALIFORNIA FIRST NATIONAL BANCORP

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

           The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan bookings, including variations in the mix and funding of such bookings, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin.  The Company’s current balance sheet structure is short-term in nature, with approximately 60% of interest-earning assets and 82% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates.  As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $1.7 million for the third quarter ended March 31, 2015 were 41.1% above the third quarter of fiscal 2014 due to a $1.0 million, or 119%, increase in commercial loan income and higher non-interest income related to gains recognized on the sale of leases. Net earnings for the first nine months of fiscal 2015 of $7.7 million were up 47.8% from $5.2 million for the same period of the prior year.  The stronger growth in nine month net income includes the pre-tax recovery of $2,743,918 from the settlement of claims filed in a TFT-LCD (thin-film transistor liquid display) products antitrust case recognized during the second quarter of fiscal 2015. Third quarter 2015 net income includes the impact of income taxes accrued at 38.5% compared to 33.0% in the third quarter of fiscal 2014, while for the nine months, fiscal 2015 taxes are accrued at 38.5% compared to 37.3% in the nine months ended March 31, 2014.

For the third quarter of fiscal 2015, new lease and loan bookings of $79.5 million were up 30.5% from the third quarter of the prior year.  Commercial loans bookings in the third quarter of fiscal 2015 of $40.2 million increased 269.7% from the $10.9 million booked in the third quarter of the prior year.  Lease bookings included $37.7 million of direct leases, down from $48.2 million during the third quarter of fiscal 2014 and lease purchases of $1.6 million that compared to $1.9 million of lease purchases during the third quarter of fiscal 2014.  For the nine months ended March 31, 2015, total bookings of $269.4 million were up 41.7% from $190.2 million booked in the prior year, and included lease bookings of $157.6 million, consisting of direct leases of $150.4 million and $7.2 million of lease purchases, and the addition of $111.9 million in commercial loans.  As a result, the net investment in leases and loans of $507.6 million at March 31, 2015 is up 11.4% from June 30, 2014 and up 15.7% from March 31, 2014.

The Company’s portfolio of investment securities increased to $72.7 million at March 31, 2015 from $29.3 million at June 30, 2014. The increase during the first nine months of fiscal 2015 primarily related to the acquisition of U.S. Treasury notes and U.S. government agency mortgage-backed securities.

Consolidated Statement of Earnings Analysis

Summary – For the third quarter ended March 31, 2015, net earnings of $1.7 million increased $488,000 compared to the third quarter ended March 31, 2014.  For the first nine months of fiscal 2015, net earnings of $7.7 million increased $2.5 million, or 47.8%, compared to the first nine months of fiscal 2014.  Diluted earnings per share of $0.16 per share for the third quarter of fiscal 2015 were up 41.1% from the $0.11 per share for the third quarter of fiscal 2014.  For the nine months ended March 31, 2014, diluted earnings per share of $0.74 increased 47.7%, compared to $0.50 per share for the same prior year period.

           Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning investments and interest paid on deposits and other borrowings. Net direct finance, loan and interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income before provision for credit losses by volume and rate:

	Quarter ended March 31, 2015 vs 2014			Nine Months ended March 31, 2015 vs 2014
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(297)	$123	$(174)	$(711)	$514	$(197)
Commercial loans	993	56	1,049	2,640	(328)	2,312
Investment securities	275	(220)	55	305	(397)	(92)
Interest-earning deposits with banks	2	6	8	(16)	12	(4)
	973	(35)	938	2,218	(199)	2,019
Interest expense
Demand and savings deposits	5	(1)	4	(9)	-	(9)
Time deposits	185	74	259	389	81	470
Short-term borrowings	-	22	22	-	37	37
	190	95	285	380	118	498
Net interest income	$783	$(130)	$653	$1,838	$(317)	$1,521

Net interest income was $4.8 million for the quarter ended March 31, 2015, a $653,000, or 15.8% increase compared to the same quarter of the prior year.  Total interest income for the third quarter of fiscal 2015 increased 19.3% to $5.8 million from $4.8 million during the third quarter of the prior year. The increase was primarily due to higher commercial loan income offset slightly by lower finance income. Commercial loan income increased by $1.05 million on a 112.6% increase in average loan balances to $203.9 million and a 11 basis point improvement in yield to 3.79%. A decrease of $174,500 in finance income reflected an 8.1% decrease in the average investment in leases to $301.4 million offset by a 16 basis point improvement in average yield to 4.63%. Investment interest income increased by $63,100 as average investment balances increased 97.4% from $30.9 million to $61.1 million but average yields fell to 2.21% from 3.66%, contributing to a reduction in the overall yield on cash and investments by 22 basis points to 1.24% for the quarter ended March 31, 2015. During the third quarter of fiscal 2015, interest expense on deposits and borrowings increased by $285,250, or 39%, reflecting a 32% increase in average balances to $443.7 million and a 5 basis point increase in average interest rate paid to 0.91%.  The average rate paid during the third quarter benefitted from increased borrowings from the FHLB at an average rate of 0.32% that offset an increase in average deposit costs from 0.87% to 0.95%.

(dollars in thousands)	Quarter ended March 31, 2015			Quarter ended March 31, 2014
Assets	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$56,554	$28	0.20%	$52,006	$20	0.15%
Investment securities	61,062	338	2.21%	30,929	283	3.66%
Commercial loans	203,926	1,930	3.79%	95,905	881	3.67%
Net investment in leases	301,380	3,491	4.63%	327,990	3,665	4.47%
Total interest-earning assets	622,922	5,787	3.72%	506,830	4,849	3.83%
Other assets	44,249			43,657
	$667,171			$550,487

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$71,890	86	0.48%	$67,106	82	0.49%
Time deposits	344,908	905	1.05%	268,285	646	0.96%
Other borrowings	26,858	22	0.32%	-	-	0.00%
Total interest-bearing liabilities	443,656	1,013	0.91%	335,391	728	0.87%
Non-interest bearing demand deposits	1,921			1,849
Other liabilities	35,244			31,795
Shareholders' equity	186,350			181,452
	$667,171			$550,487
Net interest income		$4,774			$4,121

Net interest spread (2)			2.81%			2.96%
Net interest margin (3)			3.07%			3.25%
Average interest earning assets over average interest bearing liabilities			140.4%			151.1%

(1)	Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.
(2)	Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percent of average interest earning assets.

For the nine months ended March 31, 2015, net interest income was $14.0 million, a $1.5 million or 12.2% increase from $12.5 million earned during the same period of the prior year.  Total interest income for the first nine months of fiscal 2015 increased 13.7% to $16.8 million due to a $2.3 million increase in commercial loan income that offset a $197,700 decrease in finance income. Over the first nine months of fiscal 2015, average commercial loan balances increased 108% to $171.9 million with the average yield declining by 25 basis points to 3.70%.  The average investment in leases declined by 6% to $310.4 million while the average yield earned increased 22 basis points to 4.71%.  Investment interest income for the nine months declined by $96,000, or 8.5%, as average investment balances increased 29% to $50.0 million, but new treasury and mortgage securities replacing maturing corporate securities resulted in average yields declining by 106 basis points to 2.53%. Average cash balances declined 21% to $52.8 million but yields improved 3 basis points, resulting in the overall yield on average cash and investments of $102.8 million declining only 9 basis points to 1.32% for the nine months ended March 31, 2015.  Interest expense paid for the nine months ended March 31, 2015 increased by $497,900, 21.8%, to $2.8 million due to a 19% increase in average deposits and borrowings to $405.5 million while the average rate paid increased 2 basis points to 0.91%. The average rate paid during the first nine months of fiscal 2015 benefitted from increased FHLB borrowings at an average rate of 0.31% that offset an increase in average deposit costs from 0.90% to 0.94%.

	Nine months ended March 31, 2015			Nine months ended March 31, 2014
Assets	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$52,758	$73	0.18%	$66,485	$77	0.15%
Investment securities	50,019	948	2.53%	38,661	1,040	3.59%
Commercial loans	171,871	4,767	3.70%	82,813	2,455	3.95%
Net investment in leases	310,448	10,970	4.71%	331,574	11,167	4.49%
Total interest-earning assets	585,096	16,758	3.82%	519,533	14,739	3.78%
Other assets	46,419			34,541
	$631,515			$554,074

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$66,543	246	0.49%	$69,042	255	0.49%
Time deposits	322,856	2,499	1.03%	270,850	2,029	1.00%
Other borrowings	16,092	37	0.31%	-	-	0.00%
Total interest bearing liabilities	405,491	2,782	0.91%	339,892	2,284	0.90%
Non-interest bearing demand deposits	2,041			1,829
Other liabilities	38,484			30,838
Shareholders' equity	185,499			181,515
	$631,515			$554,074
Net interest income		$13,976			$12,455

Net interest spread (2)			2.91%			2.88%
Net interest margin (3)			3.18%			3.20%
Average interest earning assets over average interest bearing liabilities			144.3%			152.9%

(1)	Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.
(2)	Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percent of average interest earning assets.

The average yield on all interest-earning assets during the third quarter of fiscal 2015 decreased by 11 basis points to 3.72% from 3.83% for the third quarter ended March 31, 2014, while the average rate paid on all interest-bearing liabilities increased by 5 basis points to .91% from 0.87%.   As a result, the net interest margin decreased to 3.07% for the third quarter of fiscal 2015 from 3.25% in fiscal 2014. For the first nine months of fiscal 2015, the net interest margin of 3.18% is down from 3.20% for the first nine months of fiscal 2014.  While net interest income has increased in both 2015 periods due to growth in assets, the resulting net yield declined as growth was strongest in lower yielding assets while funding costs have started to rise.

Provision for Credit Losses – The Company made a $100,000 provision for credit losses during the third quarter of fiscal 2015, which compared to no provision made during the quarter ending March 31, 2014. The third quarter 2015 provision related to the 11% growth in the loan portfolio during the quarter and a slight increase in credit risk of the lease portfolio. During the first nine months of fiscal 2015, the Company made a $775,000 provision for credit losses compared to no provision made during the same period in fiscal 2014. The provision for the first nine months of fiscal 2015 relates to the 63% growth in the commercial loan portfolio over the nine months and some increased credit risk in the lease portfolio. At March 31, 2015, the allowance for credit losses of $6.1 million is considered to be consistent with the credit profile of the consolidated portfolio.

Non-interest Income – For the third quarter of fiscal 2015, non-interest income increased 54.5% to $967,200 from $626,100 for the third quarter of the prior year. This increase was principally due to a $688,800 gain on sale of leases that offset a $363,000 decline in income from leases reaching the end of term during the period as the amount of residual realization from lease extensions declined. Non-interest income of $8.2 million for the first nine months of fiscal 2015 was up 94% from $4.2 million for the first nine months of fiscal 2014. Non-interest income for the nine months ended March 31, 2015 includes a $2.7 million recovery during the second quarter from the settlement of claims filed in antitrust litigation against certain manufacturers of thin-film transistor liquid display panels (“LCD Litigation”). Excluding that income, the increase in non-interest income during the first nine months of 2015 primarily related to $718,000 increase in gains from sales of leases and a $347,000 securities gain. Income realized from end-of-term leases during the first nine months of fiscal 2015 was up $166,000 from the same period in fiscal 2014.

Non-interest Expenses – During the third quarter of fiscal 2015, non-interest expenses of $2.9 million were 2.0% lower than the third quarter of fiscal 2014. The drop in expenses during the third quarter related to lower current compensation expenses. For the first nine months of fiscal 2015, non-interest expenses of $8.9 million were up 5.7% from $8.4 million for the first nine months of fiscal 2014.  The increase in non-interest expenses for the nine months is primarily due to higher compensation expenses offset by lower recruiting, general and occupancy expenses.

Taxes – Income taxes were accrued at a tax rate of 38.5% for the third quarter and first nine months of fiscal 2015 which represents the estimated effective tax rate for the fiscal year ending June 30, 2015, compared to 33.0% for the third quarter of fiscal 2014 and 37.25% for the nine months ended March 31, 2014. The reduced tax rate in the third quarter of fiscal 2014 incorporated a lower state tax rate for fiscal 2014 than projected earlier in that fiscal year.

Financial Condition Analysis

Consolidated total assets at March 31, 2015 of $685.2 million increased 18.2% from $579.6 million at June 30, 2014.  The growth in total assets is due to an increase of $82.2 million in the commercial loan portfolio, a $42.6 million increase in securities available-for-sale and $23.8 million increase in cash and due from banks, offset by a decrease of $30.4 million in net investment in leases and $15.0 million decline in property acquired for transaction in process.

Lease Portfolio

During the first nine months of fiscal 2015, 80.0% of the direct leases booked by the Company were held in its own portfolios, with 20.0% participated with other financial institutions.  In addition, during the nine months ended March 31, 2015 the Company sold or assigned receivables of $15.2 million held in its portfolio at June 30, 2014.  As a result, the Company’s net investment in leases at March 31, 2015 of $296.2 million was down 9.3% from $326.6 million at June 30, 2014, a reduction of $30.4 million, and 12.1% from $337.0 million at March 31, 2014.

The Company often makes payments to purchase leased property prior to the commencement of the lease.  The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances.  Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2015, the Company’s investment in property acquired for transactions in process of $25.6 million was down 36.9% from $40.6 million at June 30, 2014, and down 18.3% from $31.3 million at March 31, 2014.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased by $82.2 million, or 63.6%, to $211.4 million at March 31, 2015 from $129.2 million at June 30, 2014.  The increase in the Company’s commercial loan portfolio included the investment of $111.9 million in new commercial loan participations offset by loan payoffs and repayments aggregating to $29.7 million.  In addition, at March 31, 2015 the Company had unfunded commercial loan commitments of $34.0 million compared to $14.8 million at June 30, 2014.

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

The following table summarizes the Company’s non-performing leases and loans.

	March 31, 2015	June 30, 2014
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$46	$47
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$46	$47
Non-performing assets as % of net investment in leases and loans before allowances	0.01%	0.01%

The change in non-performing assets at March 31, 2015 from June 30, 2014 reflects a payment received on a non-accrual lease while no new leases were added.  In addition to the non-performing leases and loans identified above, there was $6.5 million of investment in leases and loans at March 31, 2015 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $6.6 million at June 30, 2014 and $6.1 million at March 31, 2014. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses.

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

	Nine months ended March 31,
	2015	2014
	(dollars in thousands)

Property acquired for transactions in process before allowance	$25,618	$31,349
Net investment in leases and loans before allowance	513,679	443,701
Net investment in “risk assets”	$539,297	$475,050

Allowance for credit losses at beginning of period	$5,299	$5,147
Charge-off of lease receivables	-	(8)
Recovery of amounts previously written off	1	14
Provision for credit losses	775	-
Allowance for credit losses at end of period	$6,075	$5,153

Components of allowance for credit losses:
Allowance for lease losses	$3,348	$2,930
Residual valuation allowance	80	251
Allowance for loan losses	2,647	1,972
	$6,075	$5,153
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.18%	1.16%
Allowance for credit losses as a percent of net investment in “risk assets”	1.13%	1.08%

The allowance for credit losses increased $776,000 to $6.1 million (1.18% of net investment in leases and loans before allowances) at March 31, 2015 from $5.3 million (1.15% of net investment in leases and loans before allowances) at June 30, 2014. This allowance consisted of $768,000 allocated to specific accounts that were identified as problems and $5.3 million that was available to cover losses inherent in the portfolio. This compared to $250,000 allocated to specific accounts at June 30, 2014 and $5.05 million available for losses inherent in the portfolio at that time.  The increase in the specific allowance at March 31, 2015 primarily relates to two lease customers that filed bankruptcy during the quarter. The Company considers the allowance for credit losses of $6.1 million at March 31, 2015 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios.  However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $69.4 million as of March 31, 2015 compared with $26.8 million at June 30, 2014.  The amortized cost and fair value of the Company’s securities portfolio available-for-sale at March 31, 2015 and June 30, 2014 are as follows:

	As of March 31, 2015		As of June 30, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury notes	$42,333	$43,089	$7,930	$7,973
Corporate debt securities	4,771	4,797	16,030	16,310
Securities of state and political subdivisions	407	416	409	427
Agency MBS	19,508	19,620	-	-
Mutual fund investment	1,215	1,313	1,306	1,261
Equity investment	52	156	422	793
Total securities available-for-sale	$68,286	$69,391	$26,097	$26,764

During the first nine months of fiscal 2015, the Company’s portfolio of securities available-for-sale increased $42.6 million through new purchases of $59.5 million offset by maturities, sales and pay downs of securities of $16.7 million and an impairment charge of $91,000.  The Company recorded a pre-tax impairment charge of $91,000 related to a mutual fund investment held in the securities available-for-sale portfolio. While the Company intends to retain this investment for a sufficient time to recover its investment, the investment fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, thus the Company determined that an other than temporary impairment had occurred and recorded a valuation adjustment in the first quarter of fiscal 2015. At March 31, 2015, the weighted average maturity of the portfolio is 6.7 years and the corresponding weighted average yield was 1.95%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, FHLB borrowings and non-recourse debt. At March 31, 2015 and June 30, 2014, the Company’s cash and due from banks were $63.9 million and $40.1 million, respectively.

Deposits at CalFirst Bank totaled $439.5 million at March 31, 2015, up 23.5% from $355.8 million at June 30, 2014 and up 31.6% from $334.1 million at March 31, 2014. The $105.4 million increase from March 31, 2014 was used to fund the growth in the Bank’s portfolios and maintain liquidity.  The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2015 and 2014:

	Nine months ended March 31,
	2015			2014
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$2,601	$2,041	n/a	$2,174	$1,829	n/a
Interest-bearing demand deposits	2,987	1,750	0.20%	1,442	1,696	0.20%
Money market deposits	67,514	64,793	0.50%	64,442	67,346	0.50%
Time deposits, less than $100,000	63,765	58,255	1.03%	50,345	51,569	1.00%
Time deposits, $100,000 or more	$302,667	$264,601	1.03%	$215,683	$219,281	1.00%

The following table shows the maturities of certificates of deposits at March 31, 2015:

	$250,000 or less	More than $250,000
	(in thousands)
Under 3 months	$64,734	$11,799
3 – 6 months	51,923	13,448
7 – 12 months	111,280	28,760
13 – 24 months	60,415	10,677
25 – 36 months	12,071	1,325
	$300,423	$66,009

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank has short-term borrowings outstanding of $26.9 million at March 31, 2015 at an average rate of 0.32% and had no outstanding balance at March 31, 2014. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with an estimated $38.8 million still available under the agreement as of March 31, 2015. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at March 31, 2015 of approximately $103.3 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt.  The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2015, the Company had outstanding non-recourse debt aggregating $11.6 million relating to discounted lease rentals assigned to unaffiliated lenders, up from $8.6 million at June 30, 2014 and $9.5 million at March 31, 2014. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of March 31, 2015 and June 30, 2014. Information for March 31, 2015 reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	March 31,		June 30,
	2015		2014
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$186,626	30.87%	$183,321	31.84%
Tier 1 risk-based capital	$186,626	30.87%	$183,321	31.84%
Total risk-based capital	$192,751	31.88%	$188,645	32.76%
Tier 1 leverage capital	$186,626	28.27%	$183,321	32.80%

California First National Bank
Common equity Tier 1 capital	$107,851	18.89%	$102,780	19.61%
Tier 1 risk-based capital	$107,851	18.89%	$102,780	19.61%
Total risk-based capital	$113,610	19.90%	$107,639	20.54%
Tier 1 leverage capital	$107,851	17.47%	$102,780	21.09%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2015. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Lease property purchases (1)	$50,915	$50,915	$-	$-
Commercial loan and lease purchase commitments	38,969	38,969	-	-
FHLB Borrowings	26,858	26,858	-	-
Operating lease rental payments	2,345	650	1,695	-
Total contractual commitments	$119,087	$117,392	$1,695	$-
___________________________________________
(1)	Disbursements to purchase property on approved leases are estimated to be completed within one year, but it is likely that some portion could be deferred to later periods.

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

At March 31, 2015, the Company had $65.4 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $537.2 million consists of leases with fixed rates and loans with variable rates, however, $331.3 million of such investment matures or reprices within one year of March 31, 2015. Of the $72.7 million investment in securities, $6.7 million mature within twelve months. This compares to interest bearing deposit and borrowing liabilities of $463.8 million, of which $379.3 million, or 82%, mature within one year. Based on the foregoing, at March 31, 2015 the Company had assets of $401.9 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $379.3 million.

The consolidated gap analysis below sets forth the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricing or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The gap analysis at March 31, 2015 presented below indicates that net interest income should increase during periods of rising interest rates and decrease during periods of falling interest rates. However, the static gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. Sudden and substantial changes in interest rates may adversely impact income to the extent that the interest rates associated with the assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Consolidated Interest Rate Sensitivity

	Time to Maturity, Reprice, or Replacement at March 31, 2015
(in thousands)	3 Months or Less	Over 3 to 12 Months	Over 1 Through 5 years	Over 5 years	Non-rate Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$63,888	$-	$-	$-	$-	$63,888
Investment securities	1,469	5,214	43,089	22,956	-	72,728
Net investment in leases	32,889	99,312	182,218	8,119	(26,297)	296,241
Commercial loans	198,244	900	15,530	-	(3,311)	211,363
Non-interest earning assets	-	-	-	-	40,975	40,975
Totals	296,490	105,426	240,837	31,075	11,367	$685,195
Cumulative total for RSA	$296,490	$401,916	$642,753	$673,828

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$70,501	$-	$-	$-	$2,601	$73,102
Time deposits	76,533	205,411	84,488	-	-	366,432
Borrowings	6,858	20,000	-	-	-	26,858
Non-interest bearing liabilities	-	-	-	-	31,494	31,494
Stockholders' equity	-	-	-	-	187,309	187,309
Totals	153,892	$225,411	$84,488	$-	$221,404	$685,195
Cumulative total for RSL	$153,892	$379,303	$463,791	$463,791

Interest rate sensitivity gap	$142,598	$(119,985)	$156,349	$31,075
Cumulative GAP	$142,598	$22,613	$178,962	$210,037

RSA divided by RSL (cumulative)	192.66%	105.96%	138.59%	145.29%
Cumulative GAP / total assets	20.81%	3.30%	26.12%	30.65%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the quarter ended March 31, 2015:

Period	Total number of shares Purchased	Average price paid per share	Maximum Number of shares that may yet be purchased under the plan (1)

January 1, 2015 - January 31, 2015	-	$-	368,354
February 1, 2015 - February 28, 2015	-	$-	368,354
March 1, 2015 - March 31, 2015	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6.	EXHIBITS

(a) Exhibits		Page
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	30
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	31
31.3	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	32

CALIFORNIA FIRST NATIONAL BANCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant

DATE:	May 13, 2015	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett Executive Vice President (Principal Financial and Accounting Officer)