Form 10-K
period 2015-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2015-09-25
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2014 was $33,504,064. Number of shares outstanding as of September 18, 2015: Common Stock 10,459,924.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2015.

California First National Bancorp and Subsidiaries

California First National Bancorp and Subsidiaries

PART I

ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”). The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. CalFirst Bank, now responsible for substantially all lease and loan origination and purchases, gathers deposits through posting rates on the Internet and conducts all banking and other operations from one central location. At June 30, 2015, the Company had total assets of $731.1 million, leases and loans of $541.8 million, total deposits of $471.9 million, and a conservative capital profile with stockholders’ equity of $188.2 million supporting regulatory capital ratios at June 30, 2015 of 29.2% Tier 1 capital, 30.2% total capital and 26.8% Tier 1 leverage capital, well above required regulatory thresholds.

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

Leasing Activities

At June 30, 2015, leases accounted for 55% of the Company’s lease and loan portfolio, down from 72% and 82% at June 30, 2014 and 2013, respectively. The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets, and has seen an increase in the volume of other assets over the last few years. In addition to computer systems and networks, property leased includes automated warehouse distribution management systems, manufacturing production systems, and telecommunications systems such as wireless networks, voice over Internet protocol (“VoIP”) systems, and satellite tracking systems. Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software. Other electronic equipment leased includes robotic surgical systems, ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, copying and digital printing equipment. In addition, the Company leases a wide variety of non-electronic property, including office equipment, mining equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture. The mixture of property subject to leases booked in any year varies by year, and in fiscal 2015, leases involved with computer equipment and software accounted for 15% of the property, down from 41% and 35% the prior two years. A comparison of the mix of property leased over the three years ending June 30, 2015 is set forth below (dollars in thousands):

Year End June 30	2015	%	2014	%	2013	%
Computer Hardware and Software	$32,857	15%	$73,922	41%	$86,036	35%
Warehouse Management Systems	33,240	15%	1,882	1%	3,317	1%
Furniture & Fixtures	27,123	12%	21,722	12%	4,385	2%
Air Transport Equipment	25,000	11%	6,750	4%	5,540	2%
Manufacturing Equipment	23,554	11%	17,170	9%	26,433	11%
Medical Equipment	16,445	8%	13,819	8%	22,447	9%
Transportation equipment	16,331	8%	15,763	9%	22,371	9%
Office Equipment	10,068	5%	2,205	1%	2,880	1%
Yellow Equipment	9,179	4%	9,095	5%	47,804	20%
Other	23,988	11%	19,022	10%	21,947	9%
Cost of Property on Leases Booked	$217,786		$181,350		$243,161

California First National Bancorp and Subsidiaries

The Company provides leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as educational, government and non-profit entities. The average size of the lease transactions booked during fiscal 2015 was approximately $1.1 million, compared with $935,000 during fiscal 2014 and $844,000 during fiscal 2013. Two customers accounted for 14% and 12% of the property cost subject to leases booked during fiscal 2015, while in fiscal 2014 one customer accounted for 13% and in fiscal 2013 two other customers accounted for 11% and 8% of leases booked in that year. Leases primarily are originated directly through a centralized marketing program and direct delivery channels, or through other banks or origination sources. During fiscal 2015, 94% of property cost subject to leases booked was originated directly by the Company, compared to 89% originated directly in fiscal 2014 and 79% originated directly in fiscal 2013. The marketing program includes a confidential database of current and potential users of business property, a training program to introduce new marketing employees to leasing, and in-house computer and telecommunication systems. The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers. Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets. A new prospect management system was implemented during fiscal 2015 which is expected to improve the quality of the data available to sales professionals as well as management.

Leases generally are for initial terms ranging from two to five years and are structured individually to accommodate a variety of our customers’ objectives. Substantially all leases are non-cancelable "net" leases which contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain and service the property, insure the property against casualty loss and pay all property, sales and other taxes. CalFirst Bank or CalFirst Leasing retain ownership of the property on leases they originate, and in the event of default by the lessee, they may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the property. Upon the expiration of the lease term, the lessee typically has an option, which is dependent upon each lease's defined end of term options, to either purchase the property at a negotiated price, or in the case of a "conditional sales contract," at a predetermined minimum price, or to renew the lease. If the original lessee does not exercise the purchase option, once the leased property is returned, the Company will seek to sell the leased property.

Through its lease purchase operations, the Bank purchases lease receivables on a non-recourse basis from other intermediaries. All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship. The Bank generally does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. Periodically, the Bank will purchase a whole lease and assume the role as lessor and take a residual interest in the property subject to such lease. The Bank verifies the completeness of all lease documentation prior to purchase, confirms that the Bank’s position is secure and that liens have been perfected, and legal documentation has been filed as appropriate. Leases purchased from unaffiliated third parties during fiscal 2015 aggregated to $13.5 million, or 6% of total leases booked. In fiscal 2014, purchased leases of $19.6 million represented 11% of total bookings while fiscal 2013 purchased leases of $50.2 million represented 21% of total bookings.

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

California First National Bancorp and Subsidiaries

Lease Portfolio

During the fiscal year ended June 30, 2015, 90.4% of the total dollar amount of new leases completed by the Company were booked by CalFirst Bank, down from 92.7% in fiscal 2014 and up from 86.0% in fiscal 2013. Of the new leases booked by CalFirst Leasing in fiscal 2015, 73% were participations with CalFirst Bank, and the remainder purchased from the Bank as CalFirst Leasing no longer has a direct lease origination effort.

During the fiscal years ended June 30, 2015, 2014 and 2013, 88%, 97% and 98%, respectively, of the total dollar amount of new leases completed by the Company were retained in the Company’s portfolios, with the balance of such leases discounted to unaffiliated financial institutions. The Bank’s strategy is to develop a conservative, diversified portfolio of leases with high credit worthy lessees through a portfolio management system that balances risk and reward while also managing exposures to any one credit or industry. The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. Through the use of non-recourse financing, the Company avoids risks that do not meet our risk/reward requirements or reduces its exposure to meet internal or regulatory requirements. A small portion of the portfolio, primarily held by CalFirst Leasing, includes leases where the credit profile of the lessee or the underlying leased property is not acceptable to other financial institutions.

The table below presents the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2015, 2014 and 2013, respectively. Of the Bank’s Net Lease Receivable, approximately 82%, 74% and 60%, respectively, represented leases originated directly by the Bank, with 16%, 21% and 26%, of the Bank’s Net Lease Receivables at June 30, 2015, 2014 and 2013, respectively, related to leases purchased from unaffiliated parties.

(dollars in thousands)	As of June 30,
	2015		2014		2013
	Net Lease Receivable	Percent of Total	Net Lease Receivable	Percent of Total	Net Lease Receivable	Percent of Total
California First National Bank	$270,657	94%	$288,331	91%	$299,863	91%
California First Leasing	$15,727	6%	$27,343	9%	$30,933	9%

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees. The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2015, 2014, and 2013, the Company’s total investment in property acquired for transactions-in-process amounted to $31.3 million, $40.6 million and $11.9 million, respectively. Of such amounts, approximately 91%, 77% and 97%, respectively, for each respective year related to CalFirst Bank, with the balance held by CalFirst Leasing.

Commercial Loans

Commercial loans of $243.5 million accounted for 45% of the Company’s net investment in leases and loans at June 30, 2015, an increase from $129.2 million, or 28% of the Company’s investment, at June 30, 2014 and $74.0 million, or 18% of the Company’s investment, at June 30, 2013. In January 2015, the Office of Comptroller of the Currency (“OCC”), CalFirst Bank’s primary regulator, lifted restrictions that limited the growth in the Bank’s commercial loan portfolio within certain guidelines. During fiscal 2015, the Company boarded $155.3 million of new commercial loans that were offset in part by payoffs and principal reductions of $41.1 million. 2015 commercial loan bookings were up 112% from fiscal 2014 bookings of $73.3 million, with payoffs and principal reductions of approximately $18.1 million.

California First National Bancorp and Subsidiaries

The commercial loan portfolio consists primarily of participations in syndicated transactions led primarily by major money center banks, with approximately 7% of the loan portfolio at June 30, 2015 the result of a direct origination effort. Direct loan origination is directed toward the Company’s existing and targeted customer database as a complementary product leveraging existing resources and extending customer longevity. Commercial loan products offered include lines of credit, term loans and commercial mortgages, and generally will be secured by a first priority filing on the customer’s assets, including accounts receivable and inventory, capital equipment or commercial real estate, but unsecured loans or lines of credit will be considered, depending on the nature of the credit. There are three direct commercial loans aggregating to $16.3 million as of June 30, 2015, all at fixed rates, ranging in size from $2.2 million to $8.8 million, and with remaining terms of 33 to 47 months.

Syndicated bank loans primarily are term loans secured by all of a borrower’s assets but also include revolving lines of credit secured by accounts receivable and inventories and term loans secured by all assets excluding working capital. Loans are priced at variable rates, and generally are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poor’s or Moody’s Investors Service, respectively. At June 30, 2015, 28% of the syndicated loan portfolio is rated investment grade by one or more of the rating agencies, compared to 34% of the syndicated loan portfolio at June 30, 2014, while approximately 6.3% of the syndicated loan portfolio at June 30, 2015 relates to companies that are rated lower than Ba, down from 8.5% at June 30, 2014. Approximately 59% of the loan portfolio at June 30, 2015 is characterized as “leveraged loans” under guidance promulgated by federal bank regulators, compared to 34% under such guidance at June 30, 2014. Credits that the Company characterizes as highly leveraged accounted for approximately 14% of the syndicated loan portfolio at June 30, 2015, compared to 11% at June 30, 2014 under the same definition. All syndicated loan transactions are participations through major money-center banking institutions and are diversified across industries, with the loan commitments ranging in size from $1.0 million to $10.0 million. At June 30, 2015, the average principal outstanding on 47 credits was $4.9 million, and the remaining terms ranged from two to seven years.

The Bank’s underwriting of commercial loans has been maintained in accordance with its existing credit standards, although its policies have been augmented to address credit issues related to the larger average investment in individual loans and regulatory issues governing the leveraged loan and participation market. Federal banking regulators issued guidance with respect to leveraged lending that has been incorporated into the Bank’s policies. The risks associated with loans in which the Bank participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from the Bank’s limited ability to control actions of the syndicate. Existing staff administer loan operations including documentation, lien perfection, funding, payments and collections. The Bank’s current computer systems are capable of fully processing loans and have the requisite connectivity to the Company’s accounting, customer service and collections processes.

The table below presents the commercial loan balance before allowances by loan type in the Company’s portfolios at June 30, 2015, 2014 and 2013, respectively.

(dollars in thousands)	As of June 30,
	2015		2014		2013
	Net Loan Balance	Percent of Total	Net Loan Balance	Percent of Total	Net Loan Balance	Percent of Total
Commercial term loans	$238,424	96.7%	$120,803	92.1%	$64,751	85.2%
Revolving lines of credit	$562	0.2%	$2,448	1.9%	$1,797	2.4%
Commercial real estate loans	$7,523	3.1%	$7,907	6.0%	$9,403	12.4%

Commercial loan transactions funded during fiscal 2015 of $155.3 million were all acquired through participations. This compared to $73.3 million of commercial loan transactions funded during fiscal 2014, of which $10.0 million were originated directly and $63.3 million acquired through syndication. Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is expected to be longer and such yields will vary more with changes in market interest rates.

California First National Bancorp and Subsidiaries

Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The strategy emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while managing the risk to any one area. The consolidated lease and loan portfolio at June 30, 2015 includes over 730 lease schedules and 83 commercial loans. No customer accounted for more than 3% of the net investment in leases and loans at June 30, 2015 and 5% at June 30, 2014, while one customer represented slightly more than 5% of the consolidated portfolio at June 30, 2013. The ten largest customers accounted for 19% of the lease and loan portfolio at June 30, 2015, compared to 24% of the portfolio at June 30, 2014 and 28% at June 30, 2013.

As a national bank, CalFirst Bank is subject to lending limit rules that restrict the maximum credit that the Bank may extend to any one entity at any one time to 15% of unimpaired capital and surplus. At June 30, 2015, the Bank’s “legal lending” limit was $17.3 million. The Company and CalFirst Leasing are not subject to any regulatory limits. At June 30, 2015, the largest single exposure of CalFirst Bank to one credit was $16.1 million.

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

The Company individually analyzes the net book value of each non-performing or problem lease and loan to determine whether the carrying value is less than or equal to the expected recovery anticipated to be derived from lease or loan payments, additional collateral or residual realization. The amount estimated as unrecoverable is recognized as a reserve specifically identified for the lease or impaired loan. An analysis of the remaining portfolios is conducted, taking into account recent loss experience, known and inherent risks in the portfolio, levels of delinquencies, adverse situations that may affect the customer’s ability to repay, trends in volume and other factors, including regulatory guidance and current and anticipated economic conditions in the market. This portfolio analysis includes a stratification of the lease and loan portfolio by risk classification and segments, and estimation of potential losses based on risk classification or segment. The composition of the portfolio based on risk ratings is monitored, and changes in the overall risk profile of the portfolio also is factored into the evaluation of inherent risks in the portfolios. Regardless of the extent of the Company's analysis of customer performance or portfolio evaluation, certain inherent but undetected losses are probable within the lease and loan portfolios. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or change in business conditions; the judgmental nature of individual credit evaluations and classification, and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses and the sensitivity of assumptions utilized to establish allowances for losses, among other factors. Therefore, an estimated inherent loss not based directly on the specific problem assets is recorded as an unallocated allowance. The level of such unallocated allowance is determined based on a review of prior years’ loss experience, and may vary depending on general market conditions. The aggregate allowance in any one period is apportioned between allowance for lease and loan losses and allowance for valuation of residual value.

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

Deposit Products

At June 30, 2015, the Bank had $471.9 million in deposits, of which $70.4 million were demand and savings accounts and $401.5 million, or 85%, were time deposits. The Bank’s deposits have been gathered primarily through the Internet. The Bank offers interest-bearing checking accounts, money market accounts, savings accounts and three (3) month to three (3) year certificates of deposit (“CDs”) to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank’s lease and loan portfolio. With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk. Most of the Bank’s commercial loans are floating rate.

To open a new account, a customer can complete an on-line enrollment form on the Bank’s web site, or can call the Bank’s toll-free customer service number and open an account telephonically. Signature cards and deposits are then mailed to the Bank. Customers can make deposits by wire transfer, via direct deposit programs, or by mail. No teller line is maintained. The Bank’s customers have 24-hour access to account information. Customers can view their banking records and current balances, and transfer funds between accounts through the use of personal computers. They can also pay bills on-line. Customers can receive a free ATM card upon opening a demand deposit or savings account. In order to obtain cash, the Bank’s customers use other banks’ automated teller machines that are affiliated with the Plus™ system. The Bank generally will reimburse customers for some portion of any ATM fees charged by other financial institutions. The Bank believes that any inconvenience resulting from the Bank not maintaining automated teller machines or a local branch office will be offset by the Bank’s higher investment yields and lower banking fees.

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

California First National Bancorp and Subsidiaries

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $144.8 million at June 30, 2015 compared to $69.4 million at June 30, 2014 and $123.6 million at June 30, 2013. The investment portfolio consists of interest-earning deposits with banks and short-term money market securities, as well as corporate bonds, U.S. Treasury Notes, U.S. government agency (“Agency”) mortgage-backed securities (“MBS”), Federal Reserve Bank and Federal Home Loan Bank stock and other investments. The Company is authorized to invest in high-quality United States agency obligations, mortgage-backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities. The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

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

The Bank competes with other banks and financial institutions to attract deposits. The Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources, broader product offerings and longer operating histories. The market for Internet banking has seen increased competition over the past several years as large banks and other financial institutions have deployed and aggressively promoted their own on-line banking platforms and aggressively sought deposits over the internet. Additionally, new competitors and competitive factors are likely to emerge with the continued development of Internet banking.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”). In addition to the regulation of the Company by the FRB, the Bank is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits. The Bank is a member bank within the San Francisco Federal Reserve district. The Company is also subject to jurisdiction of the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, and through the listing of the common stock on the NASDAQ Global Select Market is subject to the rules of NASDAQ.

California First National Bancorp and Subsidiaries

The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act subject the Company and the Bank to a number of laws and regulations. In addition, substantial changes to the regulation of banks and bank holding companies have occurred as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The primary concern of banking regulation is “Safety and Soundness” with an emphasis on asset quality and capital adequacy. These laws and regulations also encompass a broad range of other regulatory concerns including insider transactions, the adequacy of the allowance for credit losses, intercompany transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The FRB examines the Company, which exam includes CalFirst Leasing. The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as asset quality, reserves, investments, risk management practices, interest rate exposure, vendor management and other aspects of operations. These examinations are designed for the protection of the Bank’s depositors rather than the Company’s shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business. The OCC may impose restrictions or new requirements on the Bank, including, but not limited to, growth limitations, dividend restrictions, individual increased regulatory capital requirements, lease and loan loss reserve requirements, increased supervisory assessments, activity limitations or other restrictions that could have an adverse effect on the Bank, the Company or holders of our common stock. Many banking laws and regulations have undergone significant change in recent years and, given the recent financial crisis in the United States, regulators have increased their oversight of financial institutions and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses. Future changes to these laws and regulations, and other new financial services laws and regulations are likely, and cannot be predicted with certainty.

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

In connection with the approval of the Company’s purchase of the stock of the Bank in 2001, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. In September 2006, the OCC approved a change in the Bank’s original operating plan that provided for the Bank to originate commercial loans. In June 2012, the OCC provided a written determination of no objection to a revised business plan to continue development of the commercial loan portfolio, but with certain conditions that required the Bank to maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015 and limit the growth in the commercial loan portfolio within certain guidelines. In January 2015, the OCC terminated the 2001 operating agreement between the OCC and the Bank and eliminated restrictions imposed in 2012. The only continuing commitment at June 30, 2015 is a binding written agreement between the Bank and the Company setting forth the Company’s obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2015 and 2014, the Company exceeded all these requirements.

California First National Bancorp and Subsidiaries

The Bank is also subject to risk-based and leverage capital requirements. In July 2013, Federal bank regulatory agencies jointly issued final rules that revise the general risk-based capital requirements to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). Under the final rule, minimum requirements increase both the quantity and quality of capital held by banking organizations. Consistent with Basel III, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The final rule minimizes the burden on smaller, less complex financial institutions such as the Company and the Bank, with a phase-in period that began in January 2015 while the phase-in period for larger institutions began in January 2014. At June 30, 2015, the Bank had capital in excess of all current minimum risk-based and leverage capital requirements as well as the new guidelines.

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

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate as of June 30, 2015 is 0.58 cents per $100 of deposits compared to 0.62 cents per $100 of deposits as of June 30, 2014.

The FDIC can terminate insurance of the Bank’s deposits upon a finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the OCC. The termination of deposit insurance could have a material adverse effect on the Company’s results of operations, business and financial condition.

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

California First National Bancorp and Subsidiaries

There are numerous laws, regulations and policies affecting financial services businesses currently in effect and they are continually under review by Congress and state legislatures and federal and state regulatory agencies. The Gramm-Leach-Bliley Act established requirements for financial institutions to provide privacy protections to consumers and notices to customers about its privacy policies and practices. The Bank Secrecy Act and USA Patriot Act impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report suspicious activities, money laundering and terrorist financing as well as maintain compliance programs to verify the identity of customers. The Dodd-Frank Act provides for sweeping financial regulatory reform and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities and affect the competitive balance between banks and other financial intermediaries. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial laws. While many of the provisions of the Dodd-Frank Act do not impact the existing business of the Bank, the extension of FDIC insurance to all non-interest bearing deposit accounts and the repeal of prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, will likely increase deposit rates to be paid by the Bank in order to retain or grow deposits. In addition, the provisions of the Dodd-Frank Act known as the Volcker Rule prohibit proprietary trading of securities and other financial instruments that do not currently impact the Company but could limit future activities. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

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

Employees

At June 30, 2015, the Company and its subsidiaries had 107 employees, none of whom are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

Available Information

Our Internet address is www.calfirstbancorp.com. There we make available, by link to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our Internet site. Our Corporate Governance Guidelines and our Code of Ethics for Senior Financial Management are available for viewing and printing under the Corporate Governance section of our Internet site. The information found on our Internet site is not part of this or any other report we file with or furnish to the SEC and is not incorporated herein by reference.

ITEM 1A. RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Company’s business, financial results or stock price. Additional risks that the Company currently does not know about or currently views as immaterial may also affect the Company’s business or adversely impact its financial results or stock price.

Industry Risk Factors

The Company’s business and financial results are subject to general business and economic conditions. The economic downturn and slow recovery reduced demand for financing capital assets. Continued or renewed weakness in the economy or in certain sectors could impact the financial performance and condition of customers and negatively affect the repayment of their obligations. In addition, changes in securities markets and monetary fluctuations adversely affect the availability and terms of funding necessary to meet the Company’s liquidity needs.

California First National Bancorp and Subsidiaries

Changes in the domestic interest rate environment could reduce the Company’s net finance and interest income. The Company’s net finance and interest income, which is the difference between income earned on leases, loans and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the Federal government and by the policies of various regulatory agencies. The Federal Open Market Committee (“FOMC) of the FRB is expected to start increasing short term interest rates from the near zero level maintained for several years, but volatile market and economic conditions are raising questions about the timing and amount of any increase. Increases in interest rates will increase the income earned on the Company’s available cash balances, but will also increase the Bank’s cost of funds over time. If the interest rates on deposits and other borrowings increase at a faster rate than the interest rates received on leases, loans, securities and other interest-earning investments, net interest income and therefore earnings, could be adversely affected.

Disruptions and volatility in the domestic interest rate environment and credit markets, including changes in interest spreads and the yield curve, could negatively impact business and the value of certain assets. Higher interest rates could negatively impact the value of our fixed rate securities portfolio and affect demand for new leases and loans and reduce the ability of borrowers to repay their current loan obligations. Eighty-six percent of the Company’s loan portfolio consists of loans at variable rates and subject to higher interest costs to the borrowers as interest rates increase. The increase in interest rates could lead to increased delinquencies if highly-leveraged customers are unable to pay the higher interest costs and otherwise meet their obligations. These circumstances could not only result in increased loan defaults, and charge-offs, but require increases to the allowance for credit losses which may materially and adversely affect our results of operations, business, and financial condition.

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

California First National Bancorp and Subsidiaries

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

Larger transactions and customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries. At June 30, 2015, leases aggregating to $14.4 million to one customer accounted for 2.6% of the Company’s net investment in leases and loans, with the ten largest customers representing 19% of the portfolio. Hospitals, nursing homes and other ambulatory medical facilities represented 10% of the total investment in leases and loans while 9% was with public and private colleges, universities, elementary and secondary schools located throughout the United States and 5% was related to gold and silver mining.

The Bank’s commercial loan initiative may increase the Company’s risk of losses. The commercial loan portfolio increased 88% in fiscal 2015 and contains a number of commercial loans with relatively larger balances than the average lease. About 59% of the portfolio consists of “leveraged loans” as characterized by federal regulatory guidelines, with 14% of the commercial loan portfolio considered to be “highly leveraged transactions” by the Company. No loan credit is rated substandard, but the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

The Bank’s lease purchase operations may increase the Company’s risk of losses. CalFirst Bank’s program to grow its lease portfolio through the purchase of lease receivables on a non-recourse basis from other banks and finance companies has accounted for 6% to 21% of leases booked in each of the past three years. The Company seeks to mitigate the risks inherent in this third-party business by adhering to specific underwriting practices, but many of these relationships are new and untested, and the Bank could be exposed to risks not inherent with the lease transactions originated directly, including unfamiliar documentation and reliance on sales and funding professionals not subject to the Bank’s policies and practices.

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

California First National Bancorp and Subsidiaries

The Company may be adversely affected by significant changes in the bank deposit market and interest rates. CalFirst Bank has grown to represent 92% of the Company’s assets, and bank deposits now exceed $472 million. As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels. Time deposits due within one year of June 30, 2015 totaled $321 million. If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings, or sell assets. Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available. Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

Bank regulators can impose restrictions on the Company’s ability to execute its strategic plan. The OCC has terminated the operating agreement that imposed restrictions on the Bank’s operations, but the Bank and Company are still subject to periodic examination by the FRB and the OCC and if the Bank were found to be operating in an unsound or unsafe manner, they could impose new restrictions or requirements, including, but not limited to activity or growth limitations, dividend restrictions, increased loan and lease loss reserve requirements, or other restrictions that could have an adverse effect on the Bank or the Company.

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

California First National Bancorp and Subsidiaries

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

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. Recently, FASB has proposed new accounting standards related to the allowance for credit losses that could materially change the Company’s financial statements if ultimately put into effect. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.

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

California First National Bancorp and Subsidiaries

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2015 the Company and its subsidiaries occupied approximately 36,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $56,308 from July 2015 through August 2018.

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

	For the years ended
	June 30, 2015		June 30, 2014
	High	Low	High	Low
First Quarter	$15.25	$14.26	$17.48	$15.26
Second Quarter	15.08	14.04	18.52	14.73
Third Quarter	14.70	13.61	15.62	14.64
Fourth Quarter	$13.85	$13.27	$15.48	$13.91

The Company had approximately 20 stockholders of record and in excess of 450 beneficial owners as of September 12, 2015.

Beginning in October 2009, the Board of Directors’ dividend policy provided for one annual dividend payment each year. The Company paid an annual dividend in the amount of $2.20 on December 14, 2012 and $0.40 on December 13, 2013 and $0.42 on December 16, 2014. The Board of Directors will continue to review the dividend policy on an ongoing basis, taking into consideration a variety of factors including the business, economic and tax environment. No decision to pay dividends in fiscal 2016 and beyond has been made.

California First National Bancorp and Subsidiaries

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time. The Company did not repurchase any shares of common stock under this authorization during the three years ended June 30, 2015, 2014 and 2013. As of September 10, 2015, 368,354 shares remain available under this authorization.

Common Stock Performance Graph

The following graph shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000. The graph assumes an investment of $100 on June 30, 2010 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at June 30, 2011, 2012, 2013, 2014 and 2015. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock. As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2015.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock available for future issuance under equity compensation plans (excluding shares in first column)(1)
Equity compensation plans approved by shareholders	10,000	$16.00	2,115,246
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	10,000	$16.00	2,115,246	(1)
(1)	The maximum number of shares that may be issued under the equity compensation plan increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

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

INCOME STATEMENT FINANCIAL DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011

Finance and loan income	$21,489	$18,370	$18,995	$20,505	$22,445
Investment and interest income	1,516	1,371	2,408	3,133	3,347
Total interest income	23,005	19,741	21,403	23,638	25,792
Interest expense on deposits and borrowings	3,945	3,037	2,664	2,914	3,613
Net interest income	19,060	16,704	18,739	20,724	22,179
Provision for credit losses	1,175	200	275	-	1,025
Net interest income after provision for credit losses	17,885	16,504	18,464	20,724	21,154

Operating and sales-type lease income	305	2,152	1,711	2,755	2,127
Gain on sale of leases and leased property	4,791	2,980	2,278	2,478	2,758
Other income	3,132	432	526	569	642
Realized gain on sale of investment securities	481	-	316	56	2,342
Total non-interest income	8,709	5,564	4,831	5,858	7,869

Non-interest expenses	11,779	10,995	11,610	12,307	12,088
Earnings before income taxes	14,815	11,073	11,685	14,275	16,935
Income taxes	5,760	4,022	4,331	5,372	6,028
Net earnings	$9,055	$7,051	$7,354	$8,903	$10,907

Diluted earnings per share	$0.87	$0.67	$0.70	$0.85	$1.05
Diluted common shares outstanding	10,460	10,456	10,453	10,429	10,401

Cash dividends per share	$0.42	$0.40	$2.20	$1.10	$1.00
Dividend payout ratio	48.5%	59.3%	312.6%	128.7%	93.8%
Net interest margin	3.15%	3.22%	3.77%	4.40%	5.00%
Net interest spread	2.88%	2.92%	3.41%	4.00%	4.40%
Return on average assets	1.39%	1.30%	1.40%	1.80%	2.30%
Return on average equity	4.87%	3.90%	4.00%	4.50%	5.50%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011

Cash and cash equivalents	$60,240	$40,122	$75,469	$56,921	$97,302
Investment securities	84,546	29,316	48,162	66,751	66,321
Net investment in leases and loans	541,786	455,805	416,569	336,463	317,174
Total assets	731,074	579,550	558,903	486,171	524,415

Demand, savings and time deposits	471,906	355,810	346,028	253,297	274,775
Short and long term borrowings	42,000	6,858	-	-	10,000
Non-recourse debt	10,193	8,640	768	3,275	8,448
Stockholders’ equity	$188,218	$183,745	$180,879	$196,439	$199,622

Equity to total assets ratio	25.75%	31.70%	32.36%	40.41%	38.07%
Book value per common share	$17.99	$17.57	$17.31	$18.83	$19.16

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the interest rate environment, the volume and profitability of leased property being re-marketed through re-lease or sale, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The FRB began decreasing interest rates in 2007 and has maintained historically low market interest rates from 2009 to 2015. The Company’s current balance sheet structure is short-term in nature, with over 60% of interest-earning assets and 84% of interest-bearing liabilities that mature or reprice within one year. The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates. Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

California First National Bancorp and Subsidiaries

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases. Of the volume of leases booked during the fiscal years ended June 30, 2015, 2014 and 2013, approximately 15.9%, 25.0% and 11.3%, respectively, were structured such that the Company owns the leased asset at the end of the term and recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2015 of $9.05 million increased $2.0 million, or 28%, from $7.05 million reported in fiscal 2014. The increase in net income in fiscal 2015 includes the one-time pre-tax recovery of $2,743,918 from the settlement of claims filed in a TFT-LCD (thin-film transistor liquid display) products antitrust case. Excluding the one-time gain, 2015 net income is estimated to have increased by $327,000, or 5%, benefitting from a $2.4 million increase in net interest income, that was offset in part by $975,000 increase in the provision for credit losses and increased non-interest expenses.

For the year ended June 30, 2015, total leases and loans booked of $373.1 million were 47% above fiscal 2014 bookings of $254.7 million. New lease bookings of $217.8 million, of which 94% were originated directly, were up 20% from the $181.4 million booked in the prior fiscal year, of which 89% were originated directly. Commercial loans boarded of $155.3 million more than doubled from the $73.3 million boarded in fiscal 2014. The Company’s net investment in leases and loans of $541.8 million at June 30, 2015 increased 19% from $455.8 million at June 30, 2014. The Bank’s investment in leases and loans of $520.6 million increased 23.1% and now accounts for 96% of the Company’s consolidated investment at June 30, 2015.

New lease and loan transactions approved (“lease and loan originations”) of $369.3 million during fiscal 2015 were 20% ahead of the levels of the prior year. Fiscal 2015 loan originations of $185.2 million were up $108.4 million from $76.8 million in fiscal 2014. Lease originations during fiscal 2015 of $184.1 million were down 21% from $232.0 million in fiscal 2014, with 94% originated directly in both years. As a result, the estimated backlog of approved lease and loan commitments of $124.8 million at June 30, 2015 is down 9% from $136.7 million at June 30, 2014, 74% of which relates to leases.

California First National Bancorp and Subsidiaries

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2015, net earnings of $9.05 million increased $2.0 million compared to $7.05 million for fiscal 2014. Diluted earnings per share increased 28% to $0.87 in fiscal 2015 from $0.67 fiscal 2014. Net interest income after provision for credit losses increased $1.4 million and non-interest income increased by $3.1 million but was offset by a $784,000 increase in non-interest expenses and a slightly higher tax rate.

Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits or other borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets and liabilities, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income by volume and rate:

	2015 compared to 2014			2014 compared to 2013
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(1,111)	945	(166)	$2,059	$(1,782)	$277
Commercial loans	3,650	(365)	3,285	(27)	(875)	(902)
Investment securities	713	(581)	132	(875)	(149)	(1,024)
Interest-earning deposits with banks	(6)	19	13	5	(18)	(13)
Total interest income	3,246	18	3,264	1,162	(2,824)	(1,662)
Interest expense
Demand and savings deposits	(4)	(1)	(5)	(65)	1	(64)
Time deposits	659	193	852	594	(158)	436
Short term borrowings	48	13	61	-	1	1
Total interest expense	703	205	908	529	(156)	373
Net interest income	$2,543	$(187)	$2,356	$633	$(2,668)	$(2,035)

Net interest income increased 14.1% to $19.1 million for the fiscal year ended June 30, 2015 compared to $16.7 million for fiscal 2014. Total interest income increased 16.5% to $23.0 million compared to $19.7 million in fiscal 2014. This increase was due to a $3.3 million, or 94%, increase in commercial loan income resulting from a 104% increase in average loan balances to $186.4 million from $91.3 million for fiscal 2014, which offset a 20 basis point drop in average yields earned to 3.64%. Direct finance income declined 1% for the year to $14.7 million, reflecting a 7% decrease in average investment in leases to $306.7 million, which offset a 31 basis point increase in average lease yield to 4.79%. Combined, the average yield on leases and loans for fiscal 2015 increased by 2 basis points to 4.36% from 4.34% in fiscal 2014. Investment interest income in fiscal 2015 was up 11% to $1.5 million, reflecting a 17% increase in average cash and investment balances to $111.5 million and 8 basis point drop in average yields to 1.36%, driven by a $20 million or 56% increase in average securities balances, albeit at yields averaging 104 basis points less than the prior year. Interest expense on deposits and borrowings increased 30% to $3.9 million, reflecting a 25% increase in average balances to $424.8 million and 4 basis point increase in average cost to 0.93%.

The average yield on all interest-earning assets in fiscal 2015 remained flat with the prior year at 3.8%, while the average rate paid on all interest-bearing liabilities increased by 4 basis points to 0.93% from 0.89% in fiscal 2014. As a result, the net interest margin for the year decreased from 3.22% in fiscal 2014 to 3.15% in fiscal 2015. While net interest income increased in fiscal 2015 due to growth in assets, the resulting average yield declined as growth was strongest in lower yielding commercial loans while funding costs have started to rise.

Net interest income was $16.7 million for the fiscal year ended June 30, 2014 compared to $18.7 million for fiscal 2013. Total interest income decreased 7.8% to $19.7 million, compared to $21.4 million in fiscal 2013. This decline was primarily due to a $1.0 million, or 43%, decrease in investment income and $901,000, or 20%, decline in commercial loan income. Investment income of $1.4 million reflected a 17% decline in average investment balances to $95.5 million and 66 basis point drop in average yields earned to 1.44%. The drop in commercial loan income was primarily due to a 96 basis point drop in average yields earned to 3.84% as average balances for the year of $91.3 million compared to $91.9 million for the year ended June 30, 2013. Direct finance income increased 2% for the year to $14.9 million, benefitting from a 14% increase in average investment in leases to $331.5 million, which was offset some by a 54 basis point decline in average yields to 4.48%. Combined, the average yield on leases and loans in the Company’s portfolio for fiscal 2014 decreased by 62 basis points to 4.34%. For the year ended June 30, 2014, interest expense on deposits and borrowings increased by 14% to $3.0 million, reflecting a 15% increase in average balances to $340.4 million and only 1 basis point decline in average rate paid to 0.89%.

California First National Bancorp and Subsidiaries

The following table presents the Company’s average balance sheets, finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2015			Year ended June 30, 2014			Year ended June 30, 2013
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets
Interest-earning deposits with banks	$55,374	$107	0.19%	$59,486	$94	0.16%	$56,785	$107	0.19%
Investment securities	56,082	1,409	2.51%	35,986	1,277	3.55%	58,055	2,301	3.96%
Commercial loans	186,357	6,792	3.64%	91,314	3,507	3.84%	91,868	4,408	4.80%
Net investment in leases	306,697	14,697	4.79%	331,474	14,863	4.48%	290,475	14,587	5.02%
Total interest-earning assets	604,510	23,005	3.81%	518,260	19,741	3.81%	497,183	21,403	4.30%
Other assets	45,625			37,849			23,387
	$650,135			$556,109			$520,570

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$67,338	330	0.49%	$68,150	335	0.49%	$81,321	399	0.49%
Time deposits	338,080	3,553	1.05%	271,693	2,701	0.99%	215,261	2,265	1.05%
FHLB borrowings	19,334	62	0.32%	549	1	0.25%	-	-	0.0%
Total interest bearing liabilities	424,752	3,945	0.93%	340,392	3,037	0.89%	296,582	2,664	0.90%
Non-interest bearing demand deposits	2,024			1,785			1,993
Other liabilities	37,278			32,027			35,793
Shareholders' equity	186,081			181,905			186,202
	$650,135			$556,109			$520,570
Net interest income		$19,060			$16,704			$18,739

Net interest spread (2)			2.88%			2.92%			3.41%
Net interest margin (3)			3.15%			3.22%			3.77%
Average interest earning assets over average interest bearing liabilities			142.3%			152.3%			167.6%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company recorded a provision for credit losses in fiscal 2015 of $1.18 million, compared to a provision of $200,000 recorded in fiscal 2014 and a provision of $275,000 in fiscal 2013. The 2015 provision relates to the 88% growth in the commercial loan portfolio and some increased credit risk in the lease portfolio. At June 30, 2015, the allowance for credit losses of $6.5 million, 1.2% of total leases and loans, is consistent with the credit profile of the consolidated portfolio. The provision in fiscal 2014 was made in the fourth quarter of that year and reflected the growth in the overall portfolios and the emergence of potential problem credits at that time. The provision in fiscal 2013 reflected the deterioration in the credit of one large lease position in the beginning of that fiscal year.

Total Non-interest Income – Non-interest income was up 57% to $8.7 million from $5.6 million in fiscal 2014. Non-interest income for 2015 includes the pre-tax recovery of $2,743,918 from the settlement of claims filed in a TFT-LCD (thin-film transistor liquid display) products antitrust case recognized during the second quarter of fiscal 2015. Excluding that income, the increase in 2015 non-interest income included a $788,700 increase in gains from sales of leases and $481,200 in securities gains that offset an $826,200 decline in income from end of term transactions. The residual investments realized in fiscal 2015 were 23% lower than the amount realized in fiscal 2014.

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

Non-interest Expenses –The Company’s non-interest expenses increased $784,000, or 7.1%, to $11.8 million recognized for the year ended June 30, 2015. This compared to non-interest expenses in fiscal 2014 of $11.0 million, which had decreased by $615,000, or 5.3%, from $11.6 million in fiscal 2013. The increase in expenses in fiscal 2015 compared to fiscal 2014 was due primarily to a 10% increase in salaries and benefits, primarily related to the sales force.

California First National Bancorp and Subsidiaries

Non-interest expenses for the year ended June 30, 2014 decreased $615,000, or 5.3%, to $11.0 million compared to non-interest expenses in fiscal 2013 of $11.6 million. The decrease in non-interest expenses during fiscal 2014 compared to fiscal 2013 was due to lower compensation costs recognized and lower occupancy costs.

Income Taxes – Income taxes were accrued at a tax rate of 38.9% for the fiscal year ended June 30, 2015, 36.3% for fiscal year ended June 30, 2014 and 37.1% for fiscal year ended June 30, 2013, representing the Company’s estimated effective tax rate for each respective year. The effective tax rate increased in fiscal 2015 compared to 2014 due to the increase in the effective state tax rate.

The effective tax rate decreased in fiscal 2014 compared to 2013 due to the benefit of derecognition of uncertain tax positions. During fiscal 2014, the Internal Revenue Service closed an audit of the Company’s tax returns through the year ended June 20, 2012 without any adjustment. The income tax rate decreased in fiscal 2013 compared to 2012 due to benefit related to an average lower state tax rate. Tax-exempt leases represented approximately 2.0% of new lease bookings in fiscal 2015, 3.4% in fiscal 2014, and 2.1% during fiscal 2013.

Financial Condition Analysis

Lease and Loan Portfolio

The following table summarizes the Company’s consolidated lease and loan portfolio by category:

	June 30,
	2015	2014	2013	2012	2011
	(in thousands)
Net investment in leases	$301,733	$329,935	$345,753	$256,686	$226,426
Commercial loans	238,978	123,238	66,541	71,478	79,372
Commercial real estate loans	7,531	7,920	9,411	13,504	16,425
Total leases and loans	548,242	461,093	421,705	341,668	322,223
Less allowance for credit losses	(6,456)	(5,288)	(5,136)	(5,205)	(5,049)
Net leases and loans	$541,786	$455,805	$416,569	$336,463	$317,174

Lease Portfolio

During the fiscal year ended June 30, 2015, 88% of the property value of new leases booked by the Company were held in its own portfolio, compared to 97% during fiscal 2014 and 98% during fiscal 2013. For the fiscal year ended June 30, 2015, the Company’s net investment in lease receivables decreased by $29.3 million and the investment in estimated residual values increased by $1.0 million. The decrease in the investment in lease receivables is due to the sale or assignment of $73.7 million of lease receivable offset by new lease transactions booked and retained by the Company, while the increase in investment in residual values is due to the accretion of interest on the estimated residuals value to end of term.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions-in-process are made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2015, the Company’s investment in property acquired for transactions-in-process was $31.3 million, down from $40.6 million at June 30, 2014, and up from the $11.9 million at June 30, 2013. The decrease in transactions in process at June 30, 2015 reflects the completion of one large lease transaction during the first quarter of fiscal 2015 that represented a large part of transactions in process at June 30, 2014.

The Company leases capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives and avoid risks that do not meet these requirements through the use of non-recourse financing. The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases, however, over the past three years the average size of lease transactions has increased from about $800,000 to over $1.1 million. During the year ended June 30, 2015, one commercial credit accounted for 14.1% of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 41% of leases booked. During the year ended June 30, 2014, one commercial credit accounted for 13.3% of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 30.0% of leases booked. In fiscal 2013, two commercial credits each accounted for 11.0% and 7.1% of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 31.8% of leases booked. At June 30, 2015, two customers accounted for 4.8% and 4.2% of the Company’s net investment in leases, compared to one customer accounting for 6.1% of the Company’s net investment in leases at June 30, 2014 and two customers accounting for 6.1% and 5.1% of the Company’s net investment in leases at June 30, 2013.

California First National Bancorp and Subsidiaries

Commercial Loan Portfolio

The Company’s commercial loan portfolio was $243.5 million at June 30, 2015, an 88.5% increase from $129.2 million at June 30, 2014. The commercial loan portfolio is comprised primarily of participations in commercial loan syndications where the loans are secured by the borrower and any subsidiary guarantors’ assets. Commercial loan participations represent 93.4% of the commercial loan portfolio with the remainder of the portfolio comprised of two commercial real estate loans and one unsecured loan originated directly. The loan portfolio at June 30, 2015 is distributed among 50 credits with an average balance of $4.9 million and the largest outstanding at $10.0 million. Syndicated loans that the Company characterizes as highly leveraged account for approximately 14% of the commercial loan portfolio.

The estimated repayment of principal on the commercial loan portfolio as of June 30, 2015 is as follows:

		Principal Balance Due in
Loan Type	Principal Balance	One Year Or less	One to Five Years	Due After Five Years
	(in thousands)
Commercial term loans	$238,973	$5,142	$132,711	$101,120
Commercial real estate loans	7,531	396	7,135	-
Revolving lines of credit	585	-	585	-
Principal balance outstanding	$247,089	$5,538	$140,431	$101,120
Loans with predetermined interest rates				$16,331
Loans with floating or adjustable interest rates				$230,758

The lease and loan portfolio is diversified geographically, with investments spread across all fifty states. At June 30, 2015, California (15.9%), and Texas (7.4%), were the only states that represented more than 5% of the Company’s net investment in leases and loans. The lease and loan portfolios include companies in a wide spectrum of industries, however, at June 30, 2015, approximately 8.6% of the Company’s net investment in leases and loans were with public and private colleges, universities, elementary and secondary schools located throughout the United States, compared to 10.9% at June 30, 2014. Hospitals and medical centers represented 6.3% of the portfolio with ambulatory and other health care facilities accounting for 3.4%, down from 8.2% and 6.3%, respectively, at June 30, 2014. Gold and silver mining declined to 3.8% of the portfolio at June 30, 2015 from 6.0% in fiscal 2014. The educational portfolio includes over 250 leases with 117 different lessees, with no university representing more than 1% of the portfolio. The hospital portfolio involves 20 different credits with over 500 different facilities, over 39 lease schedules and 4 loans, with two hospital credits each representing more than 1% of the portfolio. Gold and silver mining includes 3 customers, with one customer representing over 2.2% of the portfolio while another customer has filed bankruptcy due to problems related to the significant decline in the price of gold since 2012.

Securities Available-for-Sale

The Company maintains a portfolio of securities to generate interest and investment income from the investment of excess funds depending on lease and loan demand and to provide liquidity. Total securities available-for-sale were $81.2 million as of June 30, 2015, compared to $26.8 million at June 30, 2014. The carrying cost and fair value of the Company’s securities portfolio at June 30, 2015 and 2014 is as follows:

	As of June 30, 2015		As of June 30, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury notes	$47,286	$47,770	$7,930	$7,973
Corporate debt securities	13,165	13,152	16,030	16,310
Agency MBS	18,765	18,669	-	-
Securities of state and political subdivisions	406	412	409	427
Mutual fund investments	1,215	1,209	1,306	1,261
Equity Investments	-	-	422	793
Total securities available-for-sale	$80,837	$81,212	$26,097	$26,764

California First National Bancorp and Subsidiaries

During the fiscal year ended June 30, 2015, the Company’s portfolio of securities available-for-sale increased $54.4 million to $81.2 million. The increase during the year related to purchases of $67.5 million offset by maturities and pay downs of $12.5 million. The Company realized a gain of $572,000 from the sale of equity investments for proceeds of $994,000. In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment which had a $45,000 unrealized loss at June 30, 2014.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The weighted-average maturity at June 30, 2015 was 5.9 years and the corresponding weighted-average yield was 2.0 percent.

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

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2015	2014	2013	2012	2011
	(dollars in thousands)
Non-accrual leases and loans	$41	$47	$1,614	$529	$1,137
Restructured leases	-	-	-	-	1,441
Leases past due 90 days (other than above)	-	-	-	-	45
Total non-performing leases and loans	$41	$47	$1,614	$529	$2,623
Non-performing assets as % of net investment in leases and loans before allowances	0.01%	0.01%	0.4%	0.2%	0.9%

Non-performing assets decreased at June 30, 2015 due to payments received on non-accrual leases with no new leases added during the year. Direct finance income that would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms would have been $0, $0 and $50,168 during fiscal 2015, 2014 and 2013, respectively. The amount of direct finance income actually recorded on non-performing leases was $0, $0 and $195,200 during fiscal 2015, 2014 and 2013, respectively. Subsequent to June 30, 2015, a lessee in bankruptcy notified the Bank that it would cease using the property leased and would not being making any further lease payments. The lease with a net balance of $2.7 million was placed on non-accrual in July 2015, and is not included in non-accrual leases at June 30, 2015.

In addition to the transactions identified as non-performing above, there was $5.6 million of investment in leases at June 30, 2015, including the lease in bankruptcy noted above, which are rated substandard and therefore at higher risk for not being able to meet their existing obligations. This compared to $1.0 million of leases and $10.5 million of loans considered substandard at June 30, 2014. Although these substandard or doubtful leases and loans have been identified as potential problems, they may never become non-performing. These potential problem leases and loans are considered in the determination of the allowance for credit losses. The amount has fluctuated throughout the year ended June 30, 2015 as transactions have been reclassified and potential problems have been identified, with increases offset by payments received, re-classification as non-accrual or actual charge-offs.

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

California First National Bancorp and Subsidiaries

The following table summarizes the activity in the allowance for loan and lease losses for the five years ended June 30, 2015.

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$31,340	$40,578	$11,938	$18,559	$29,210
Net investment in leases before allowance	301,733	329,935	345,753	256,686	226,426
Commercial loans, before allowance	246,509	131,158	75,952	84,982	95,797
Leases and loans, before allowances	$579,582	$501,671	$433,643	$360,227	$351,433
Average leases and loans	$493,054	$422,788	$382,343	$322,992	$314,600

Allowance for credit losses at beginning of year	5,299	5,147	5,216	5,060	4,447
Charge-off of lease receivables and transactions-in-process (1)	(19)	(62)	(350)	(51)	(557)
Recovery of lease amounts previously written off (1)	1	14	6	207	145
Provision for credit losses	1,175	200	275	0	1,025
Allowance for credit losses at end of year (“Allowance”)	$6,456	$5,299	$5,147	$5,216	$5,060

Components of allowance for credit losses:
Allowance for lease losses	$3,409	$3,327	$3,175	$3,144	$2,988
Allowance for loan losses	3,047	1,972	1,972	2,072	2,072
	$6,456	$5,299	$5,147	$5,216	$5,060
Allowance as percent of leases and loans before allowances	1.18%	1.15%	1.22%	1.53%	1.57%
Net recoveries (charge-offs) as percent of average leases and loans	0.00%	(0.01)%	(0.09)%	0.05%	(0.13)%

(1)	There were no charge-offs or recoveries related to commercial or real estate loans during the five year period ending June 30, 2015.

The allowance for credit losses increased to $6.5 million (1.18% of net investment in leases and loans) at June 30, 2015 from $5.3 million (1.15% of net investment in leases and loans) at June 30, 2014. The allowance at June 30, 2015 consisted of $645,000 allocated to specific accounts that were identified as problems and $5.8 million that was available to cover losses inherent in the portfolio. This compared to $250,000 allocated to specific accounts at June 30, 2014 and $5.0 million that was available to cover losses inherent in the portfolio at such date. The increase in the allowance allocated to specific accounts related to new specific problems identified, offset by charge-offs of $19,000 as well as the resolution of problem leases. Based on the above factors, the Company considers the allowance for credit losses of $6.5 million at June 30, 2015 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios, including the lease placed on non-accrual in July 2015. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, a renewed economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Based on management’s evaluation of the lease and loan portfolio at each period end, management has allocated the allowance for loan and lease losses for the past five years as shown in the table below:

	2015		2014		2013		2012		2011
	Allowance Amount Allocated	% of Leases and Loans	Allowance Amount Allocated	% of Leases and Loans	Allowance Amount Allocated	% of Leases and Loans	Allowance Amount Allocated	% of Leases and Loans	Allowance Amount Allocated	% of Leases and Loans

Net Investment in Leases	$3,409	55.0%	$3,327	71.6%	$3,175	82.0%	$3,144	75.1%	$2,988	68.8%
Commercial Loans	2,936	43.6%	1,761	26.7%	1,561	15.8%	1,561	20.9%	1,561	25.9%
Commercial Real Estate Loans	111	1.4%	211	1.7%	411	2.2%	511	3.9%	511	5.3%
	$6,456	100.0%	$5,299	100.0%	$5,147	100.0%	$5,216	100.0%	$5,060	100.0%

While the allowance is allocated by category above, the allowance is general in nature and is available for the portfolio in its entirety.

California First National Bancorp and Subsidiaries

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At June 30, 2015 and 2014, the Company’s cash and cash equivalents were $60.2 million and $40.1 million, respectively.

Deposits at CalFirst Bank totaled $471.9 million at June 30, 2015, up 32.6% from $355.8 million at June 30, 2014 and up 36.4% from $346.0 million at June 30, 2013. The Bank is competitive with major institutions in terms of its structure of interest rates, and generally offers interest rates on deposit accounts that are higher than the national average. Average rates paid by the Bank on deposits declined in varying degrees from 2008 through 2014 in response to the general decrease in market rates and the maturing of term deposits raised at higher rates. Average rates paid during fiscal 2015 increased due to market conditions and the Bank’s need to increase deposits to fund its growth. The following table presents average balances and average rates paid on deposits for years ended June 30, 2015, 2014 and 2013:

	Years ended June 30,
	2015			2014			2013
	(dollars in thousands)
	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid	Ending Balance	Average Balance	Average Rate Paid
Non-interest bearing demand deposits	$2,193	$2,024	n/a	$1,060	$1,785	n/a	$1,402	$1,993	n/a
Interest-bearing demand deposits	2,715	2,023	0.20%	1,167	1,607	0.20%	2,205	2,399	0.20%
Savings deposits	65,539	65,315	0.50%	63,356	66,543	0.50%	68,339	78,922	0.50%
Time deposits less than $100,000	69,226	60,176	1.05%	52,647	51,426	1.00%	53,150	48,317	1.06%
Time deposits, $100,000 or more	$332,233	$277,904	1.05%	$237,580	$220,267	0.99%	$220,932	$166,944	1.03%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2015
	$250,000 Or less	More than $250,000
	(in thousands)
Under 3 months	$54,319	$19,374
3 – 6 months	54,059	13,834
7 – 12 months	142,651	36,920
13 – 24 months	57,389	9,950
25 – 36 months	10,883	2,080
	$319,301	$82,158

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank has short-term borrowings outstanding of $42.0 million at June 30, 2015 at an average rate of 0.32%, up from $6.9 million outstanding at June 30, 2014. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $27.1 million available under the agreement as of June 30, 2015. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at June 30, 2015 of approximately $100.2 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. During fiscal 2015, the Company sold or assigned net lease receivables aggregating to $73.8 million, of which $67.8 million were characterized as sales and $5.8 million were retained as assets by the Bank. This compared to leases sold or assigned of $33.5 million and $6.5 million for fiscal 2014 and 2013, respectively. At June 30, 2015, the Company had outstanding non-recourse debt aggregating $10.2 million relating to property under leases assigned to unaffiliated parties. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

California First National Bancorp and Subsidiaries

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of June 30, 2015 and June 30, 2014. Information for June 30, 2015 reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	June 30,
	2015		2014
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$187,987	29.17%	$183,321	31.84%
Tier 1 risk-based capital	$187,987	29.17%	$183,321	31.84%
Total risk-based capital	$194,493	30.18%	$188,645	32.76%
Tier 1 leverage capital	$187,987	26.79%	$183,321	32.80%

California First National Bank
Common equity Tier 1 capital	$109,147	17.65%	$102,780	19.61%
Tier 1 risk-based capital	$109,147	17.65%	$102,780	19.61%
Total risk-based capital	$115,306	18.65%	$107,639	20.54%
Tier 1 leverage capital	$109,147	17.10%	$102,780	21.09%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2015. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses. Commercial loan commitments are agreements to purchase participation or lend to a customer provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Lease property purchases (1)	$60,391	$60,391	$-	$-
Commercial loan and lease purchase commitments	28,000	28,000	-	-
FHLB Borrowings	42,000	42,000	-	-
Operating lease rental payments	2,186	656	1,530	-
Total contractual commitments	$132,577	$131,047	$1,530	$-

_________________________________________________

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At June 30, 2015, the Company had $61.5 million of cash or invested in securities of very short duration, with another $5.2 million of securities that mature within twelve months. The Company’s gross investment in lease payments receivable and loan principal of $571.9 million consists of leases with fixed rates and loans with fixed and variable rates, however, $364.1 million of such investment is due or will reprice within one year of June 30, 2015. This compares to the Company’s interest bearing deposit and borrowing liabilities of $511.7 million, of which 84.3%, or $431.4 million, mature within one year. Non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at June 30, 2015 the Company had assets of $430.7 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $431.4 million.

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

Consolidated Interest Rate Sensitivity

(in thousands)	3 Months or Less	Over 3 to 12 Months	Over 1 Through 5 years	Over 5 years	Non-rate Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$60,240	$-	$-	$-	$-	$60,240
Investment securities	1,210	5,176	51,185	26,975	-	84,546
Net investment in leases	38,239	93,503	185,218	7,820	(26,456)	298,324
Commercial loans	231,153	1,211	14,725	-	(3,627)	243,462
Non-interest earning assets	-	-	-	-	44,502	44,502
Totals	330,842	99,890	251,128	34,795	14,419	$731,074
Cumulative total for RSA	$330,842	$430,732	$681,860	$716,655

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$68,254	$-	$-	$-	$2,193	$70,447
Time deposits	73,694	247,462	80,303	-	-	401,459
Borrowings	10,000	32,000	-	-	-	42,000
Non-interest bearing liabilities	-	-	-	-	28,950	28,950
Stockholders' equity	-	-	-	-	188,218	188,218
Totals	$151,948	$279,462	$80,303	$-	$219,361	$731,074
Cumulative total for RSL	$151,948	$431,410	$511,713	$511,713

Interest rate sensitivity gap	$178,894	$(179,572)	$170,825	$34,795
Cumulative GAP	$178,894	$(678)	$170,147	$204,942

RSA divided by RSL (cumulative)	217.73%	99.84%	133.25%	140.05%
Cumulative GAP / total assets	24.47%	-0.09%	23.27%	28.03%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

September 22, 2015

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,
ASSETS	2015	2014

Cash and due from banks	$60,240	$40,122
Investments	3,334	2,552
Securities available-for-sale	81,212	26,764
Receivables	1,174	680
Property acquired for transactions-in-process	31,340	40,578
Leases and loans:
Net investment in leases	301,733	329,935
Commercial loans	246,509	131,158
Allowance for credit losses	(6,456)	(5,299)
Net investment in leases and loans	541,786	455,794

Property on operating leases, less accumulated depreciation of $562 (2015) and $143 (2014)	773	1,991
Income tax receivable	231	1,658
Other assets	791	771
Discounted lease rentals assigned to lenders	10,193	8,640
	$731,074	$579,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$70,447	$65,583
Time certificates of deposit	401,459	290,227
Short-term borrowings	42,000	6,858
Accounts payable	2,635	4,655
Accrued liabilities	2,278	2,553
Lease deposits	1,900	2,005
Non-recourse debt	10,193	8,640
Deferred income taxes, net	11,944	15,284
	542,856	395,805

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (2015) and 10,459,924 (2014) issued and outstanding	105	105
Additional paid in capital	3,376	3,372
Retained earnings	184,506	179,844
Accumulated other comprehensive income, net of tax	231	424
	188,218	183,745
	$731,074	$579,550

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Years ended June 30,
	2015	2014	2013

Finance and loan income	$21,489	$18,370	$18,995
Investment interest income	1,516	1,371	2,408
Total interest income	23,005	19,741	21,403

Interest expense
Deposits	3,883	3,036	2,664
Borrowings	62	1	-
Net interest income	19,060	16,704	18,739
Provision for credit losses	1,175	200	275

Net interest income after provision for credit losses	17,885	16,504	18,464

Non-interest income
Operating and sales-type lease income	305	2,152	1,711
Gain on sale of leases, loans and leased property	4,791	2,980	2,278
Realized gain on sale of investment securities	481	-	316
Recovery realized on TFT-LCD settlement	2,744	-	-
Other fee income	388	432	526
Total non-interest income	8,709	5,564	4,831

Non-interest expenses
Compensation and employee benefits	8,582	7,796	8,505
Occupancy	634	682	922
Professional services	664	590	585
Other general and administrative	1,899	1,927	1,598
Total non-interest expenses	11,779	10,995	11,610

Earnings before income taxes	14,815	11,073	11,685

Income taxes	5,760	4,022	4,331

Net earnings	$9,055	$7,051	$7,354

Basic earnings per common share	$0.87	$0.67	$0.70

Diluted earnings per common share	$0.87	$0.67	$0.70

Dividends declared per common share outstanding	$0.42	$0.40	$2.20

Average common shares outstanding – basic	10,459,924	10,453,107	10,446,347

Average common shares outstanding – diluted	10,459,924	10,456,359	10,453,361

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended June 30,
	2015	2014	2013

Net earnings	$9,055	$7,051	$7,354

Other comprehensive income/(loss):

Unrealized gain/(loss) on securities available-for-sale	166	(266)	157

Other-than-temporary impairment loss on securities available-for-sale	91	-	-

Reclassification adjustment of realized gain included in net income on securities available-for-sale	(572)	-	(316)
	(315)	(266)	(159)

Tax effect	122	100	61

Total other comprehensive income/(loss)	(193)	(166)	(98)

Total comprehensive income	$8,862	$6,885	$7,256

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2012	10,433,684	$104	$3,044	$192,603	$688	$196,439

Net earnings	-	-	-	7,354	-	7,354
Other comprehensive loss	-	-	-	-	(98)	(98)

Shares issued - Stock options exercised	13,543	-	164	-	-	164

Stock based compensation expense	-	-	5	-	-	5

Dividends paid	-	-	-	(22,985)	-	(22,985)

Balance, June 30, 2013	10,447,227	104	3,213	176,972	590	180,879

Net earnings	-	-	-	7,051	-	7,051
Other comprehensive loss	-	-	-	-	(166)	(166)

Shares issued - Stock options exercised	12,697	1	155	-	-	156

Stock based compensation expense	-	-	4	-	-	4

Dividends paid	-	-	-	(4,179)	-	(4,179)

Balance, June 30, 2014	10,459,924	105	3,372	179,844	424	183,745

Net earnings	-	-	-	9,055	-	9,055
Other comprehensive loss	-	-	-	-	(193)	(193)

Stock based compensation expense	-	-	4	-	-	4

Dividends paid	-	-	-	(4,393)	-	(4,393)

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$9,055	$7,051	$7,354
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	1,175	200	275
Depreciation and net (accretion) amortization	(496)	76	(679)
Gain on sale of leased property and sales-type lease income	(2,033)	(396)	(739)
Net gain recognized on investment securities	(481)	-	(316)
Deferred income taxes, including income taxes payable	(3,240)	(3,178)	(5,477)
Decrease (increase) in income taxes receivable	1,427	1,643	(2,421)
Net (decrease) increase in accounts payable and accrued liabilities	(275)	397	(643)
Other, net	37	673	(50)
Net cash provided by (used for) operating activities	5,169	6,466	(2,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(381,763)	(302,722)	(298,982)
Payments received on lease receivables and loans	224,830	188,965	220,756
Proceeds from sales of leased property and sales-type leases	4,457	5,796	6,545
Proceeds from sales and assignments of leases	75,926	35,573	4,835
Purchase of investment securities	(68,294)	(8,229)	-
Pay down on investment securities	12,067	26,188	7,515
Proceeds from sale of investment securities	994	-	10,425
Net (increase) decrease in other assets	(113)	(1)	240
Net cash used for investing activities	(131,896)	(54,430)	(48,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	111,232	16,145	99,942
Net increase (decrease) in demand and savings deposits	4,864	(6,363)	(7,211)
Net increase in short-term borrowings	35,142	6,858	-
Dividends to stockholders	(4,393)	(4,179)	(22,985)
Proceeds from exercise of stock options	-	156	164
Net cash provided by financing activities	146,845	12,617	69,910

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,118	(35,347)	18,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,122	75,469	56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,240	$40,122	$75,469

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase (decrease) in lease rentals assigned to lenders and related non-recourse debt	$1,553	$7,872	$(2,507)
Estimated residual values recorded on leases	$(2,565)	$(3,556)	$(2,050)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid (refunds received) during the year for:
Interest	$3,875	$3,045	$2,640
Income Taxes	$7,573	$5,557	$12,229

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corp. (“CalFirst Leasing”). The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. CalFirst Bank is an Internet bank that gathers deposits from a centralized location primarily through posting rates on the Internet with all banking and other operations conducted from one central location.

The Company is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) while CalFirst Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, cash in demand deposit accounts, and money market accounts, all of which have initial maturities of less than ninety days. The Company had cash in interest-bearing accounts of $56.6 million and $36.5 at June 30, 2015 and 2014, respectively. Included in cash and cash equivalents at June 30, 2015 and 2014 was $35.5 million and $32.5 million, respectively, that was held by the Bank.

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

For leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The difference between the discounted value of the aggregate lease payments receivable and the property cost, less the discounted value of the residual, if any, and any initial direct costs is recorded as sales-type lease income. For balance sheet purposes, the aggregate lease payments receivable and estimated residual value, if any, are recorded net of unearned income as net investment in leases. Unearned income is recognized as direct finance income over the lease term on an internal rate of return method.

The residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination. The estimates are reviewed periodically to ensure reasonableness, however, the amounts the Company may ultimately realize could differ from the estimated amounts.

In some instances, the Company assigns on a nonrecourse basis or participates out the lease payments receivable related to direct financing leases to unaffiliated financial institutions at fixed interest rates. The accounting for the participation or sale of lease receivables is governed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860 Transfer and Servicing, which establishes a framework for determining which transactions should be treated as a sale of the financial asset by the Company or a secured borrowing through retention of the lease as an asset and reporting of non-recourse debt. For lease receivables accounted for as a sale, the Company derecognizes the lease receivable and the unearned income related to the lease is recognized as a gain from the sale of lease receivable in the period in which the lease receivable has been sold. For lease receivables accounted for as a secured borrowing, the minimum lease payments receivable is re-categorized on the balance sheet as discounted lease rentals assigned to lenders. The related obligations resulting from the discounting of the leases are recorded as non-recourse debt. The unearned income related to the lease is reduced by the interest expense from the non-recourse debt. In the event of default by a lessee, the participant or lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize its residual investment in the leased property.

A portion of the Company's non-interest expenses directly related to originating lease transactions is deferred through a reduction to non-interest expenses recognized in the period, with the deferred costs amortized over the lease term as a reduction to direct finance income utilizing the effective interest method.

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

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2015	2014	2013
	(in thousands, except share and per amounts)
Net earnings	$9,055	$7,051	$7,354
Weighted average number of common shares outstanding assuming no exercise of outstanding options	10,459,924	10,453,107	10,446,347
Dilutive stock options using the treasury stock method	-	3,252	7,014
Dilutive common shares outstanding	10,459,924	10,456,359	10,453,361
Basic earnings per common share	$0.87	$0.67	$0.70
Diluted earnings per common share	$0.87	$0.67	$0.70

The Company had 10,000 antidilutive stock options in its calculation of diluted earnings per share for the year ended June 30, 2015 and 2014 and did not have any antidilutive stock options in its calculation of diluted earnings per share for the year ended June 30, 2013.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the International Accounting Standards Board that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The FASB deferred this guidance, which does not apply to financial instruments, to be effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the fiscal 2014 and 2013 financial statements to conform to the presentation of the fiscal 2015 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2015		June 30, 2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,260	1,260	475	475
Mortgage-backed investment	119	134	122	137
	$3,334	$3,349	$2,552	$2,567

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

California First National Bancorp and Subsidiaries

CalFirst Bank is required to hold Federal Reserve Bank stock equal to 6% of its capital surplus, which is defined as additional paid-in capital stock, less any gains (losses) on available for sale securities as of the current period end.

The mortgage-backed investment consists of one U.S. agency issued security. The Company has determined that it has the ability to hold this investment until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the security at amortized cost.

Note 3 - Securities Available for Sale:

Securities available-for-sale include U.S. Treasury securities, corporate and municipal bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), mutual fund and equity investments. The amortized cost, fair value, and carrying value of available-for-sale-securities were as follows:

	at June 30, 2015
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$47,286	$484	$-	$47,770
Corporate debt securities	13,165	18	(31)	13,152
Agency MBS	18,765	53	(149)	18,669
Securities of state and political subdivisions	406	6	-	412
Mutual fund investments	1,215	-	(6)	1,209
Total securities available-for-sale	$80,837	$561	$(186)	$81,212

	at June 30, 2014
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$7,930	$43	-	$7,973
Corporate debt securities	16,030	280	-	16,310
Securities of state and political subdivisions	409	18	-	427
Mutual fund investments	1,306	-	(45)	1,261
Equity investments	422	371	-	793
Total securities available-for-sale	$26,097	$712	$(45)	$26,764

The following table presents the fair value and associated gross unrealized loss on available-for-sale securities with a gross unrealized loss at June 30, 2015 and 2014.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2015
Corporate debt securities	$(31)	$8,388	$-	$-	$(31)	$8,388
Agency MBS	(149)	14,170	-	-	(149)	14,170
Mutual fund investments	(6)	1,209	-	-	(6)	1,209
Total	$(186)	$23,767	$-	$-	$(186)	$23,767

At June 30, 2014
Mutual fund investment	$-	$-	$(45)	$1,261	$(45)	$1,261
Total	$-	$-	$(45)	$1,261	$(45)	$1,261

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any recovery. The $186,000 unrealized losses at June 30, 2015 relate to fluctuations in interest rates and financial markets and not credit quality. Because the Company has the intent to hold these securities and more likely than not will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

The $45,000 unrealized loss in the mutual fund investment at June 30, 2014 was attributable primarily to fluctuation in interest rates during fiscal year 2014, and not credit quality, and the Company did not consider the investment to be other-than-temporarily impaired at June 30, 2014. In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment. While the Company had the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, the Company determined that an other than temporary impairment had occurred.

California First National Bancorp and Subsidiaries

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in three months or less	$-	$-
Due after three months to one year	5,152	5,176
Due after one year to five years	50,766	51,185
Due after five years	23,704	23,642
No stated maturity	1,215	1,209
Total securities available-for-sale	$80,837	$81,212

The following table presents the Company’s gross realized gains and gross realized losses on available-for-sale securities. These gains and losses were recognized using the specific identification method and were included in non-interest income.

(in thousands)	Available-for-sale
	For the years ended June 30,
	2015	2014	2013
Gross realized gains	$572	$-	$316
Gross realized losses	-	-	-
Other than temporary impairment	(91)	-	-
Total	$481	$-	$316

During the twelve months ended June 30, 2015, the Company realized a gain of $572,000 from the sale of equity investments for proceeds of $994,000. The net gain is recognized using the specific identification method and is included in non-interest income. In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment discussed above. During the twelve months ended June 30, 2014, the Company had no realized gains or losses from the sale of available-for-sale securities.

At June 30, 2015, U.S. Treasury notes and Agency MBS with an amortized cost of $66.1 million are pledged to secure borrowings from the FHLB (see Note 9). At June 30, 2014, U.S Treasury notes with an amortized cost of $7.9 million were pledged to secure the borrowing from the FHLB.

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2015	2014
	(in thousands)
Other lessee receivables	$440	$166
Accrued interest	734	514
	$1,174	$680

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
	2015	2014
	(in thousands)
Minimum lease payments receivable	$310,960	$340,211
Estimated residual value	13,819	12,996
Less unearned income	(23,046)	(23,272)
Net investment in leases before allowances	301,733	329,935
Less allowance for lease losses	(3,339)	(3,236)
Less valuation allowance for estimated residual value	(70)	(80)
Net investment in leases	$298,324	$326,619

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease. Unearned income and discounts include the offset of initial direct costs of $2.4 million and $2.5 million at June 30, 2015 and 2014, respectively.

California First National Bancorp and Subsidiaries

At June 30, 2015, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

Years ending June 30,	Lease Receivable	Estimated Residual Value	Total
	(in thousands)
2016	$129,229	$2,512	$131,741
2017	85,589	5,002	90,591
2018	49,979	4,194	54,173
2019	27,754	1,249	29,003
2020	11,202	249	11,451
Thereafter	7,207	613	7,820
	310,960	13,819	324,779
Less unearned income	(21,237)	(1,809)	(23,046)
Less allowances	(3,339)	(70)	(3,409)
	$286,384	$11,940	$298,324

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 2.11% to 5.76%. Maturities of such obligations at June 30, 2015 are as follows:

Years ending June 30,	Non-recourse Debt
(in thousands)
2016	$5,514
2017	4,159
2018	280
Total non-recourse debt	9,953
Deferred interest expense	240
Discounted lease rentals assigned to lenders	$10,193

Deferred interest expense of $240,000 at June 30, 2015 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $10.2 million using the effective yield method over the applicable lease term.

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
	2015	2014
	(in thousands)
Commercial term loans	$238,973	$121,236
Commercial real estate loans	7,531	7,920
Revolving lines of credit	585	2,471
Total commercial loans	247,089	131,627
Less unearned income and discounts	(580)	(469)
Less allowance for loan losses	(3,047)	(1,972)
Net commercial loans	$243,462	$129,186

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $7.4 million at June 30, 2015 and $13.3 million at June 30, 2014. The Company has recorded a liability for unfunded loan commitments of $50,000 at June 30, 2015 and $25,000 at June 30, 2014 related to such commitments.

California First National Bancorp and Subsidiaries

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases, commercial loans, and transactions-in-process (“risk assets”). A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	June 30,
	2015	2014
	(dollars in thousands)
Allowance for credit losses at beginning of year	$5,299	$5,147
Charge-off of leases	(19)	(62)
Recovery of lease amounts previously written off	1	14
Provision for credit losses	1,175	200
Allowance for credit losses at end of year	$6,456	$5,299

Components of allowance for credit losses:
Allowance for lease losses	$3,409	$3,327
Allowance for loan losses	3,047	1,972
	$6,456	$5,299
Allowance for credit losses as percent of net investment in leases and loans before allowances	1.18%	1.15%

Net recoveries (charge-offs) as percent of averages leases and loan	0.00%	(0.08)%

In addition to the allowance for credit losses, the Company has recorded a liability for unfunded loan commitments of $50,000 and $25,000 at June 30, 2015 and 2014, respectively.

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

California First National Bancorp and Subsidiaries

The risk classification of financing receivables by portfolio class is as follows:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of June 30, 2015:
Pass	$219,814	$69,865	$234,076	$7,523	$531,278
Special Mention	6,080	304	4,910	-	11,294
Substandard	5,435	217	-	-	5,652
Doubtful	14	4	-	-	18
	$231,343	$70,390	$238,986	$7,523	$548,242
Non-accrual	$37	$4	$-	$-	$41

As of June 30, 2014:
Pass	$245,360	$76,569	$108,453	$2,344	$432,726
Special Mention	6,440	566	9,881	-	16,887
Substandard	4	972	4,917	5,563	11,456
Doubtful	20	4	-	-	24
	$251,824	$78,111	$123,251	$7,907	$461,093
Non-accrual	$43	$4	$-	$-	$47

The accrual of interest income on leases and loans will be discontinued when the customer becomes ninety days or more past due on its lease or loan payments with the Company, unless the Company believes the investment is otherwise recoverable. Leases and loans may be placed on non-accrual earlier if the Company has significant doubt about the ability of the customer to meet its lease or loan obligations, as evidenced by consistent delinquency, deterioration in the customer’s financial condition or other relevant factors. Payments received while on non-accrual are applied to reduce the Company’s recorded value. A lease with a net balance of $2.7 million was placed on non-accrual in July 2015, and is not included in past due leases at June 30, 2015.

The following table presents the aging of the financing receivables by portfolio class:

(in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of June 30, 2015:
Commercial Leases	$2,733	$37	$2,770	$228,573	$231,343	$-
Education, Government, Non-profit Leases	8	4	12	70,378	70,390	-
Commercial and Industrial Loans	-	-	-	238,986	238,986	-
Commercial Real Estate Loans	-	-	-	7,523	7,523	-
	$2,741	$41	$2,782	$545,460	$548,242	$-

As of June 30, 2014:
Commercial Leases	$-	$43	$43	$251,781	$251,824	$-
Education, Government, Non-profit Leases	-	4	4	78,107	78,111	-
Commercial and Industrial Loans	-	-	-	123,251	123,251	-
Commercial Real Estate Loans	-	-	-	7,907	7,907	-
	$-	$47	$47	$461,046	$461,093	$-

California First National Bancorp and Subsidiaries

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of June 30, 2015 and 2014:

(in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of June 30, 2015:
Allowance for lease and loan losses
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	(19)	-	-	-	(19)
Recoveries	1	-	-	-	1
Provision	100	-	1,175	(100)	1,175
Balance end of period	$2,592	$817	$2,936	$111	$6,456

Individually evaluated for impairment	$563	$58	$-	$-	$621
Collectively evaluated for impairment	2,029	759	2,936	111	5,835
Total ending allowance balance	$2,592	$817	$2,936	$111	$6,456

Finance receivables
Individually evaluated for impairment	$5,449	$221	$-	$-	$5,670
Collectively evaluated for impairment	225,894	70,169	238,986	7,523	542,572
Total ending finance receivable balance	$231,343	$70,390	$238,986	$7,523	$548,242

As of June 30, 2014:
Allowance for lease and loan losses
Balance beginning of period	$2,557	$618	$1,561	$411	$5,147
Charge-offs	(61)	(1)	-	-	(62)
Recoveries	14	-	-	-	14
Provision	-	200	200	(200)	200
Balance end of period	$2,510	$817	$1,761	$211	$5,299

Individually evaluated for impairment	$27	$191	$-	$-	$218
Collectively evaluated for impairment	2,483	626	1,761	211	5,081
Total ending allowance balance	$2,510	$817	$1,761	$211	$5,299

Finance receivables
Individually evaluated for impairment	$73	$976	$-	$-	$1,049
Collectively evaluated for impairment	251,751	77,135	123,251	7,907	460,044
Total ending finance receivable balance	$251,824	$78,111	$123,251	$7,907	$461,093

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

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The borrowings from the FHLB and weighted average interest rates at June 30, 2015 and 2014 were as follows:

	June 30, 2015		June 30, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$42,000	0.32%	$6,858	0.27%

California First National Bancorp and Subsidiaries

At June 30, 2015, there was estimated available borrowing capacity from the FHLB of $27.1 million related to qualifying real estate loans of $6.7 million and securities with a carrying value of $66.4 million. There were no borrowings from the FRB, leaving availability of approximately $100.2 million secured by $128.6 million of lease receivables.

Note 10 – Deposits:

The composition of deposits is as follows:

	June 30, 2015		June 30, 2014
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$2,193	0.5%	$1,060	0.3%

Interest-bearing deposits
Demand deposits	2,715	0.6%	1,168	0.3%
Savings deposits	65,539	13.9%	63,355	17.8%
Time certificates of deposits	401,459	85.0%	290,227	81.6%
Total Deposits	$471,906	100.0%	$355,810	100.0%

Included in savings deposits at June 30, 2015 is a deposit in the amount of $21.0 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company. The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of more than $250,000 were $82.2 million and $47.3 million at June 30, 2015 and 2014, respectively.

At June 30, 2015, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2016	$321,157
2017	67,339
2018	12,963
Total time certificates of deposit	$401,459

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

California First National Bancorp and Subsidiaries

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2015, there were no liabilities subject to ASC 820.

Securities available-for-sale include U.S. Treasury securities, corporate and municipal bonds, U.S. government agency (“Agency”) mortgage-backed securities (“MBS”), mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value of corporate and municipal bonds and the MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury securities, mutual funds and equity investments are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2015 and 2014:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2015
U.S. Treasury Notes	$47,770	$47,770	$-	$-
Corporate debt securities	13,152	-	13,152	-
Agency MBS	18,669	-	18,669	-
Securities of state and political subdivisions	412	-	412	-
Mutual fund investments	1,209	1,209	-	-
	$81,212	$48,979	$32,233	$-

As of June 30, 2014
U.S. Treasury notes	$7,973	$7,973	$-	$-
Corporate debt securities	16,310	-	16,310	-
Securities of state and political subdivisions	427	-	427	-
Mutual fund investment	1,261	1,261	-	-
Equity investment	793	793	-	-
	$26,764	$10,027	$16,737	$-

Certain financial instruments, such as collateral dependent impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there was evidence of impairment. The Company had no such assets or liabilities at June 30, 2015 and 2014.

Note 12 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2015, and June 30, 2014, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

California First National Bancorp and Subsidiaries

For cash and cash equivalents and demand and savings deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy. Values for investments and available-for-sale securities are determined as set forth in Note 2 and 11. The fair values of loan participations that trade regularly in the secondary market are based upon current bid prices in such market at the measurement date and are classified as Level 2 in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3 in the fair value hierarchy. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience. The fair value of certificates of deposit and short-term borrowings are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level 3 in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	June 30, 2015		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$60,240	$60,240	$40,122	$40,122
Investments	3,334	3,349	2,552	2,567
Securities available-for-sale	81,212	81,212	26,764	26,764
Commercial loan participations	227,238	226,627	111,472	111,691
Other loans	16,224	16,381	17,714	17,929
Financial Liabilities:
Demand and savings deposits	70,447	70,447	65,583	65,583
Time certificate of deposits	401,459	401,211	290,227	290,044
Short-term borrowings	$42,000	$42,004	$6,858	$6,858

Note 13 – Income Taxes:

The Company accounts for its income taxes under ASC 740, “Income Taxes.” Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. The Company is subject to U.S. Federal income tax jurisdiction, as well as multiple state and local jurisdictions as a result of doing business in most states. The Company’s Federal tax returns remain subject to examination from 2013 forward, while state income tax returns are generally open from 2011 forward, and vary by individual state statute of limitation. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2015	2014	2013
	(in thousands)
Current tax (benefit) expense:
Federal	$8,652	$6,299	$8,890
State	1,067	912	721
	9,719	7,211	9,611
Deferred tax (benefit) expense:
Federal	(3,678)	(2,792)	(5,083)
State	(281)	(397)	(197)
	(3,959)	(3,189)	(5,280)
	$5,760	$4,022	$4,331

At June 30, 2015 and 2014, the Company had an income taxes receivable balance of $231,000 and $1,658,000 respectively.

California First National Bancorp and Subsidiaries

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting. Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2015	2014
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$14,003	$16,729
Deferred selling expenses	965	1,011
Depreciation	77	-
Other investments	19	134
Total liabilities	15,064	17,874
Deferred income tax assets:
Allowances and reserves	(2,741)	(2,255)
Other	-	(13)
State income taxes	(374)	(319)
Stock-based compensation	(5)	(3)
Total assets	(3,120)	(2,590)
Net deferred income tax liabilities	$11,944	$15,284

The differences between the Federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2015	2014	2013
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	5.31	4.65	4.41
Other, mainly tax exempt leases	(1.41)	(2.25)	(2.31)
Derecognition of uncertain tax positions	-	(1.10)	-
Effective rate	38.90%	36.30%	37.10%

As of June 30, 2015, there was $188,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015, accrued penalties and interest on unrecognized tax benefits are estimated to be $33,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2015	2014
	(in thousands)
Balance, beginning of period	$188	$310
Increase for tax positions in current year	47	57
Increase (decrease) for tax positions taken in prior years	(48)	(146)
Lapse of statute of limitations	-	(8)
Increase (decrease) for interest and penalties	1	(25)
Balance, end of period	$188	$188

At June 30, 2015, there were no material changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons; including additions related to current year tax provisions, the expiration of the statute of limitations on open tax years, the status of examinations and changes in management judgment.

California First National Bancorp and Subsidiaries

Note 14 – Capital Structure and Stock-based Compensation:

At June 30, 2015, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

There were no option grants in fiscal years 2015 and 2014. In fiscal year 2013, the Company issued a grant for 10,000 shares. The fair value of each grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2013.

Risk free interest rate	1.60%
Option life (in years)	10
Dividend yield	7.04%
Volatility	32.68%
Fair value	2.21

The Company recognized stock-based compensation expense for the years ended June 30, 2015 and 2014 and 2013 of $4,400, $4,400 and $4,100, respectively. As of June 30, 2015, the Company had $9,200 of unrecognized stock-based compensation expense to be recognized over the next 25 months.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	22,697	$13.91	26,240	$12.19
Exercised	-	-	(12,697)	12.26	(13,543)	12.13
Granted	-	-	-	-	10,000	16.00
Options outstanding at end of period	10,000	$16.00	10,000	$16.00	22,697	$13.91
Options exercisable at end of period	4,000		2,000		12,697
Shares available for issuance	2,115,246		2,010,647		1,906,175

As of June 30, 2015
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	-	$16.00	10,000	7.08	$16.00	4,000	$16.00

At June 30, 2015, the aggregate intrinsic value of options outstanding and options exercisable was $0. There were no options exercised during the year ended June 30, 2015. The total intrinsic value of options exercised during the year ended June 30, 2014 and 2013 was $35,496 and $50,809, respectively.

California First National Bancorp and Subsidiaries

Note 15 – Regulatory Capital Requirements:

The Company and CalFirst Bank are subject to regulatory capital adequacy guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by the federal agencies that, if undertaken, could have a material effect on the Company’s financial statements. The Basel III capital standard became effective January 2, 2015 and phases in through 2019. It revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Effective January 2, 2015 Basel III capital standards require the Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of June 30, 2015 and June 30, 2014, with information for June 30, 2015 reflecting the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by federal regulators.

	June 30,
	2015		2014
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$187,987	29.17%	$183,321	31.84%
Tier 1 risk-based capital	$187,987	29.17%	$183,321	31.84%
Total risk-based capital	$194,493	30.18%	$188,645	32.76%
Tier 1 leverage capital	$187,987	26.79%	$183,321	32.80%

California First National Bank
Common equity Tier 1 capital	$109,147	17.65%	$102,780	19.61%
Tier 1 risk-based capital	$109,147	17.65%	$102,780	19.61%
Total risk-based capital	$115,306	18.65%	$107,639	20.54%
Tier 1 leverage capital	$109,147	17.10%	$102,780	21.09%

Note 16 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement. At June 30, 2015 and 2014, the Company had approved lease and loan commitments of $88.4 million and $98.1 million, respectively. These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed. The Company does not issue standby letters of credit.

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2019. Rent expense was $634,000 (2015), $680,000 (2014) and $922,000 (2013).

Years ending June 30,	Future minimum lease payments (in thousands)
2016	$656
2017	689
2018	720
2019	121
$2,186

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

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions of $97,607 (2015), $121,889 (2014) and $117,964 (2013).

Note 17 – Segment Reporting:

The Company’s leasing subsidiary, CalFirst Leasing, and banking subsidiary, CalFirst Bank, are considered to be two different business segments. The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1). Below is a summary of each segment’s financial results for 2015, 2014 and 2013:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Year end June 30, 2015:
Total interest income	$21,092	$1,912	$1	$23,005
Net interest income after provision for credit losses	15,730	2,154	1	17,885
Non-interest income	3,947	4,762	-	8,709
Net earnings	6,367	3,577	(889)	9,055
Total assets	$671,785	$90,337	$(31,048)	$731,074

Year end June 30, 2014:
Total interest income	$17,062	$2,678	$1	$19,741
Net interest income after provision for credit losses	13,783	2,720	1	16,504
Non-interest income	2,520	3,044	-	5,564
Net earnings	5,081	2,817	(847)	7,051
Total assets	$518,940	$92,787	$(32,177)	$579,550

Year end June 30, 2013:
Total interest income	$16,905	$4,493	$5	$21,403
Net interest income after provision for credit losses	13,590	4,869	5	18,464
Non-interest income	2,020	2,811	0	4,831
Net earnings	4,960	2,817	(423)	7,354
Total assets	$464,864	$89,342	$4,697	$558,903

California First National Bancorp and Subsidiaries

Note 18 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2015 and 2014 and for the years ended June 30, 2015, 2014 and 2013 are presented as follows:

Condensed Balance Sheets	June 30,
(in thousands, except share amounts)	2015	2014

ASSETS
Cash and cash equivalents	$3,091	$2,796
Intercompany receivable	69	32
Investment in banking subsidiary	109,382	103,000
Investment in nonbanking subsidiaries	75,706	77,337
Intercompany note receivable	-	-
Other assets	664	1,170
Premises and other fixed assets	197	261
	$189,109	$184,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued liabilities	$492	$495
Intercompany payable	120	126
Income taxes payable- deferred	279	230
	891	851
Stockholders' equity
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized; 10,459,924 (2015) and 10,459,924 (2014) issued and outstanding	105	105
Additional paid in capital	3,376	3,372
Retained earnings	184,506	179,844
Other comprehensive income, net of tax	231	424
	188,218	183,745
	$189,109	$184,596

Condensed Statements of Earnings	Years Ended June 30,
(in thousands)	2015	2014	2013
Income:
Dividends from non-bank subsidiary	$5,000	$-	$-
Management fee income bank subsidiary	676	569	336
Management fee income non-bank subsidiaries	151	151	628
Interest income non-bank subsidiaries	-	22	331
Other interest income	1	1	5
	5,828	743	1,300

Non-interest Expenses:
Salaries & benefits	1,209	1,186	1,332
Occupancy	95	140	142
Professional services	244	274	282
Other general & administrative	322	488	171
	1,870	2,088	1,927

Income (loss) before taxes and equity in undistributed earnings of subsidiaries	3,958	(1,345)	(627)
Income tax expense	(154)	(498)	(204)
Equity in undistributed earnings of subsidiaries	4,943	7,898	7,777
Net Income	$9,055	$7,051	$7,354

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	Years Ended June 30,
(in thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,055	$7,051	$7,354
Adjustments to reconcile net earnings to cash flows:
Deferred income taxes	49	(706)	558
Equity in undistributed earnings of subsidiaries	(4,943)	(7,898)	(7,777)
Net change in other liabilities	(3)	74	(797)
Net change in other assets	510	37	(347)
Other, net	64	(68)	(25)
Net cash provided by (used for) operating activities	4,732	(1,510)	(1,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and (advances to) subsidiaries	(44)	3,745	22,192
Net cash (used for) provided by investing activities	(44)	3,745	22,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	156	164
Dividends paid	(4,393)	(4,179)	(22,985)
Net cash used for financing activities	(4,393)	(4,023)	(22,821)

NET CHANGE IN CASH AND CASH EQUIVALENTS	295	(1,788)	(1,663)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,796	4,584	6,247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,091	$2,796	$4,584

Note 19 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2015 and 2014 is as follows:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
2015
Total interest income	$5,257	$5,714	$5,787	$6,247
Net interest income after provision for credit losses	4,124	4,403	4,674	4,684
Non-interest income	2,547	4,665	967	530
Net earnings	$2,459	$3,557	$1,678	$1,360

Basic earnings per common share	$0.24	$0.34	$0.16	$0.13
Diluted earnings per common share	$0.24	$0.34	$0.16	$0.13
Dividends declared per common share	$-	$0.42	$-	$-

2014
Total finance and loan income	$5,012	$4,877	$4,849	$5,003
Net interest income after provision for credit losses	4,220	4,113	4,121	4,050
Non-interest income	1,412	2,190	626	1,336
Net earnings	$1,831	$2,184	$1,190	$1,846

Basic earnings per common share	$0.18	$0.21	$0.11	$0.18
Diluted earnings per common share	$0.18	$0.21	$0.11	$0.18
Dividends declared per common share	$-	$0.40	$-	$-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.

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

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2015 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2015 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2015 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2015 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2015 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

CALIFORNIA FIRST NATIONAL BANCORP

By:	/s/ S. Leslie Jewett	Date:	September 22, 2015
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 22, 2015
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 22, 2015
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Executive Vice President	September 22, 2015
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 22, 2015
Michael H. Lowry

/s/ Harris Ravine	Director	September 22, 2015
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 22, 2015
Danilo Cacciamatta

