Form 10-Q
period 2015-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2015-11-09
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

 Commission File No.: 0-15641

California First National Bancorp

(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:       (949) 255-0500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of October 25, 2015 was 10,459,924.

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

California First National Bancorp

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS

Cash and due from banks	$71,908	$60,240
Investments	3,333	3,334
Securities available-for-sale	76,247	81,212
Receivables	2,074	1,174
Property acquired for transactions in process	40,795	31,340
Leases and loans:
Net investment in leases	275,027	301,733
Commercial loans	284,047	246,509
Allowance for credit losses	(6,955)	(6,456)
Net investment in leases and loans	552,119	541,786

Net property on operating leases	3,745	773
Income taxes receivable	84	231
Other assets	812	791
Discounted lease rentals assigned to lenders	8,751	10,193
	$759,868	$731,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$68,388	$70,447
Time certificates of deposit	428,889	401,459
Short-term borrowings	42,000	42,000
Accounts payable	5,096	2,635
Accrued liabilities	2,094	2,278
Lease deposits	1,857	1,900
Non-recourse debt	8,751	10,193
Deferred income taxes, net	12,466	11,944
	569,541	542,856

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (September 2015) and 10,459,924 (June 2015) issued and outstanding	105	105
Additional paid in capital	3,378	3,376
Retained earnings	186,230	184,506
Accumulated other comprehensive income, net of tax	614	231
	190,327	188,218
	$759,868	$731,074

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2015	2014

Finance and loan income	$5,777	$4,946
Investment interest income	473	311
Total interest income	6,250	5,257

Interest expense
Deposits	1,256	853
Borrowings	37	5
Net interest income	4,957	4,399
Provision for credit losses	500	275
Net interest income after provision for credit losses	4,457	4,124

Non-interest income
Operating and sales-type lease income	143	134
Gain on sale of leases, loans and leased property	688	2,360
Gain on sale of investment securities	23	-
Other than temporary impairment loss	-	(91)
Other fee income	42	144
Total non-interest income	896	2,547

Non-interest expenses
Compensation and employee benefits	1,741	1,926
Occupancy	169	158
Professional services	184	148
Other general and administrative	437	440
Total non-interest expenses	2,531	2,672

Earnings before income taxes	2,822	3,999

Income taxes	1,098	1,540

Net earnings	$1,724	$2,459

Basic earnings per common share	$0.16	$0.24

Diluted earnings per common share	$0.16	$0.24

Dividends declared per common share	0.00	$0.00

Average common shares outstanding – basic	10,459,924	10,459,924

Average common shares outstanding – diluted	10,459,924	10,459,924

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended
	September 30,
	2015	2014

Net earnings	$1,724	$2,459

Other comprehensive loss:

Unrealized gains/(losses) on securities available-for-sale	650	(325)

Other than temporary impairment loss on securities available-for-sale	-	91

Reclassification adjustment of realized gain included in net income on securities available-for-sale	(23)	-

Tax effect	(244)	90

Total other comprehensive income / (loss)	383	(144)

Total comprehensive income	$2,107	$2,315

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,724	$2,459
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	500	275
Depreciation and net amortization (accretion)	(82)	(8)
Gain on sale of leased property and sales-type lease income	(100)	(2,048)
Net gain recognized on investment securities	(23)	-
Impairment loss on investment securities	-	91
Deferred income taxes, including income taxes payable	275	1,069
Decrease in income taxes receivable	147	470
Net (decrease) increase accounts payable and accrued liabilities	(184)	5,583
Other, net	(952)	383
Net cash provided by operating activities	1,305	8,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(98,850)	(70,446)
Payments received on lease receivables and loans	69,457	60,327
Proceeds from sales of leased property and sales-type leases	1,331	2,820
Proceeds from sales and assignments of leases	7,519	4,019
Purchase of investment securities	-	(23,887)
Pay down on investment securities	811	5,001
Proceeds from sale of investment securities	4,769	-
Net increase in other assets	(45)	(331)
Net cash used for investing activities	(15,008)	(22,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	27,430	21,887
Net decrease in demand and savings deposits	(2,059)	(941)
Net cash provided by financing activities	25,371	20,946

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,668	6,723
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,240	40,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,908	$46,845

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(1,442)	$(876)
Estimated residual values recorded on leases	$(132)	$(569)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the three month period for:
Interest	$1,248	$842
Income Taxes	$676	$1

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Three months ended September 30, 2014

Balance, June 30, 2014	10,459,924	$105	$3,372	$179,844	$424	$183,745

Net earnings	-	-	-	2,459	-	2,459
Other comprehensive loss	-	-	-	-	(144)	(144)

Stock based compensation expense	-	-	1	-	-	1

Balance, September 30, 2014	10,459,924	$105	$3,373	$182,303	$280	$186,061

Three months ended September 30, 2015

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218

Net earnings	-	-	-	1,724	-	1,724
Other comprehensive income	-	-	-	-	383	383

Stock based compensation expense	-	-	2	-	-	2

Balance, September 30, 2015	10,459,924	$105	$3,378	$186,230	$614	$190,327

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2015. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2015 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2015 and for the year then ended.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of September 30, 2015 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended September 30, 2015 and 2014. The results of operations for the three-month period ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2016.

Certain reclassifications have been made to the fiscal 2015 financial statements to conform to the presentation of the fiscal 2016 financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2015, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2015 Annual Report on Form 10-K. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarters ended September 30, 2015 and 2014, the Company recognized pre-tax stock-based compensation expense of $1,100 in each respective quarter. Such expense related to options granted during fiscal 2013. The Company has not awarded any new grants in fiscal 2016 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s 2015 Annual Report on Form 10-K. As of September 30, 2015, approximately $8,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 22 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the three months ended
	September 30, 2015		September 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00
Exercised	-	-	-	-
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	6,000		4,000

Stock options outstanding and exercisable are summarized below:

As of September 30, 2015
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$16.00	-	$16.00	10,000	6.83	$16.00	6,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2015, there were no liabilities subject to ASC 820.

Securities available-for-sale include U.S. Treasury Notes, corporate bonds, municipal bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), and mutual fund investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value of corporate and municipal bonds and the Agency MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury Notes and mutual funds are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2015 and June 30, 2015:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2015
U.S. Treasury Notes	$48,241	$48,241	$-	$-
Corporate debt securities	8,362	-	8,362	-
Agency MBS	18,190	-	18,190	-
Securities of state and political subdivisions	208	-	208	-
Mutual fund investment	1,246	1,246	-	-
	$76,247	$49,487	$26,760	$-

As of June 30, 2015
U.S. Treasury Notes	$47,770	$47,770	$-	$-
Corporate debt securities	13,152	-	13,152	-
Agency MBS	18,669	-	18,669	-
Securities of state and political subdivisions	412	-	412	-
Mutual fund investment	1,209	1,209	-	-
	$81,212	$48,979	$32,233	$-

Certain financial instruments, such as collateral dependent impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there is evidence of impairment. The Company had no such assets or liabilities at September 30, 2015 and June 30, 2015.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of September 30, 2015, and June 30, 2015, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents and demand and savings deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy. Values for investments and available-for-sale securities are determined as set forth in Note 4, 6 and 7. The fair values of loan participations that trade regularly in the secondary market are based upon current bid prices in such market at the measurement date and are classified as Level 2 in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3 in the fair value hierarchy. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience. The fair value of certificates of deposit and short-term borrowings are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level 3 in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	September 30, 2015		June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$71,908	$71,908	$60,240	$60,240
Investments	3,333	3,347	3,334	3,349
Securities available-for-sale	76,247	76,247	81,212	81,212
Commercial loan participations	264,877	262,566	227,238	226,627
Other loans	15,823	16,101	16,224	16,381
Financial Liabilities:
Demand and savings deposits	68,388	68,388	70,447	70,447
Time certificate of deposits	428,889	428,516	401,459	401,211
Short-term borrowings	$42,000	$42,000	$42,000	$42,004

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	September 30, 2015		June 30, 2015
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,260	1,260	1,260	1,260
Mortgage-backed investment	118	132	119	134
	$3,333	$3,347	$3,334	$3,349

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

NOTE 7 – SECURITIES AVAILABLE-FOR-SALE:

The amortized cost, fair value, and carrying value of securities were as follows:

	at September 30, 2015
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,304	$937	$-	$48,241
Corporate debt securities	8,384	7	(29)	8,362
Agency MBS	18,134	87	(31)	18,190
Securities of state and political subdivisions	205	3	-	208
Mutual fund investment	1,215	31	-	1,246
Total securities available-for-sale	$75,242	$1,065	$(60)	$76,247

	at June 30, 2015
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,286	$484	$-	$47,770
Corporate debt securities	13,165	18	(31)	13,152
Agency MBS	18,765	53	(149)	18,669
Securities of state and political subdivisions	406	6	-	412
Mutual fund investment	1,215	-	(6)	1,209
Total securities available-for-sale	$80,837	$561	$(186)	$81,212

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in three months or less	$-	$-
Due after three months to one year	205	208
Due after one year to five years	55,688	56,603
Due after five years	18,134	18,190
No stated maturity	1,215	1,246
Total securities available-for-sale	$75,242	$76,247

For the quarter ended September 30, 2015, the Company realized a gain of $23,000 from an early call provision of a corporate debt security for proceeds of $4.8 million. For the three months ended September 30, 2014, the Company had no realized gains or losses from the sale of available-for-sale securities. The following table presents the fair value and associated gross unrealized loss on available-for-sale securities at September 30, 2015 and June 30, 2015.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At September 30, 2015
Corporate debt securities	$(29)	$4,982	$-	$-	$(29)	$4,982
Agency MBS	(31)	10,813	-	-	(31)	10,813
Total	$(60)	$15,795	$-	$-	$(60)	$15,795

At June 30, 2015
Corporate debt securities	$(31)	$8,388	$-	$-	$(31)	$8,388
Agency MBS	(149)	14,170	-	-	(149)	14,170
Mutual fund investments	(6)	1,209	-	-	(6)	1,209
Total	$(186)	$23,767	$-	$-	$(186)	$23,767

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. The $60,000 unrealized losses at September 30, 2015 are related to fluctuations in interest rates during the period, and not credit quality. The Company has the intent to hold these securities and more likely than not, will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment. While the Company had the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, the Company determined that an other than temporary impairment had occurred.

At September 30, 2015 and at June 30, 2015, U.S. Treasury notes and Agency MBS with an amortized cost of $65.4 million and $66.1 million, respectively, were pledged to secure borrowings from the FHLB (see Note 11).

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Minimum lease payments receivable	$282,600	$310,960
Estimated residual value	12,741	13,819
Less unearned income	(20,314)	(23,046)
Net investment in leases before allowances	275,027	301,733
Less allowance for lease losses	(3,539)	(3,339)
Less valuation allowance for estimated residual value	(69)	(70)
Net investment in leases	$271,419	$298,324

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $2.5 million at September 30, 2015 and $2.4 million at June 30, 2015.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Commercial term loans	$276,241	$238,973
Commercial real estate loans	7,430	7,531
Revolving lines of credit	873	585
Total commercial loans	284,544	247,089
Less unearned income and discounts	(497)	(580)
Less allowance for loan losses	(3,347)	(3,047)
Net commercial loans	$280,700	$243,462

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $3.1 million at September 30, 2015 and $7.4 million at June 30, 2015. The Company has a recorded liability for unfunded loan commitments of $50,000 at September 30, 2015 and at June 30, 2015 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of September 30, 2015:
Pass	$203,201	$63,387	$271,721	$7,424	$545,733
Special Mention	4,960	479	4,902	-	10,341
Substandard	1,835	221	-	-	2,056
Doubtful	940	4	-	-	944
	$210,936	$64,091	$276,623	$7,424	$559,074
Non-accrual	$2,757	$4	$-	$-	$2,761

As of June 30, 2015:
Pass	$219,814	$69,865	$234,076	$7,523	$531,278
Special Mention	6,080	304	4,910	-	11,294
Substandard	5,435	217	-	-	5,652
Doubtful	14	4	-	-	18
	$231,343	$70,390	$238,986	$7,523	$548,242
Non-accrual	$37	$4	$-	$-	$41

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of September 30, 2015:
Commercial Leases	$-	$2,757	$2,757	$208,179	$210,936	$-
Education, Government, Non-profit Leases	-	4	4	64,087	64,091	-
Commercial and Industrial Loans	-	-	-	276,623	276,623	-
Commercial Real Estate Loans	-	-	-	7,424	7,424	-
	$-	$2,761	$2,761	$556,313	$559,074	$-

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing
As of June 30, 2015:
Commercial Leases	$2,733	$37	$2,770	$228,573	$231,343	$-
Education, Government, Non-profit Leases	8	4	12	70,378	70,390	-
Commercial and Industrial Loans	-	-	-	238,986	238,986	-
Commercial Real Estate Loans	-	-	-	7,523	7,523	-
	$2,741	$41	$2,782	$545,460	$548,242	$-

The allowance balances and activity in the allowance related to financing receivables, by portfolio segment for the three months ended September 30, 2015 and September 30, 2014 are presented in the following table:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable

For the three months ended September 30, 2015:
Balance beginning of period	$2,592	$817	$2,936	$111	$6.456
Charge-offs	(1)	-	-	-	-
Recoveries	-	-	-	-	-
Provision	200	-	300	-	500
Balance end of period	$2,791	$817	$3,236	$111	$6,955

For the three months ended September 30, 2014:
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	200	-	175	(100)	275
Balance end of period	$2,710	$817	$1,936	$111	$5,574

The following table presents the recorded investment in loans and leases and the related allowance based on impairment method as of September 30, 2015 and June 30, 2015 by portfolio segment.

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable

As of September 30, 2015:
Allowance for lease and loan losses
Individually evaluated for impairment	$945	$26	$-	$-	$971
Collectively evaluated for impairment	1,846	791	3,236	111	5,984
Total ending allowance balance	$2,791	$817	$3,236	$111	$6,955

Finance receivables
Individually evaluated for impairment	$2,775	$225	$-	$-	$3,000
Collectively evaluated for impairment	208,161	63,866	276,623	7,424	556,074
Total ending finance receivable balance	$210,936	$64,091	$276,623	$7,424	$559,074

As of June 30, 2015:
Allowance for lease and loan losses
Individually evaluated for impairment	$563	$58	$-	$-	$621
Collectively evaluated for impairment	2,029	759	2,936	111	5,835
Total ending allowance balance	$2,592	$817	$2,936	$111	$6,456

Finance receivables
Individually evaluated for impairment	$5,449	$221	$-	$-	$5,670
Collectively evaluated for impairment	225,894	70,169	238,986	7,523	542,572
Total ending finance receivable balance	$231,343	$70,390	$238,986	$7,523	$548,242

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

The borrowings from the FHLB and weighted average interest rates at September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015		June 30, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$42,000	0.35%	$42,000	0.32%

At September 30, 2015, there was available borrowing capacity from the FHLB of $21.9 million related to qualifying real estate loans of $6.7 million and securities pledged with an amortized cost of $65.4 million. There were no borrowings from the FRB, leaving availability of approximately $101.8 million secured by $132.3 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2015 and 2014:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2015
Total interest income	$5,859	$390	$1	$6,250
Net interest income after provision for credit losses	3,937	519	1	4,457
Non-interest income	451	445	-	896
Net income	$1,388	$537	$(201)	$1,724

Quarter ended September 30, 2014
Total interest income	$4,706	$551	$-	$5,257
Net interest income after provision for credit losses	3,548	576	-	4,124
Non-interest income	466	2,081	-	2,547
Net income	$1,179	$1,515	$(235)	$2,459

Total assets at September 30, 2015	$709,800	$89,501	$(39,433)	$759,868
Total assets at September 30, 2014	$542,704	$100,262	$(25,146)	$617,820

NOTE 13 – SUBSEQUENT EVENT

On October 29, 2015, the Company’s Board of Directors declared an annual dividend in the amount of forty-four cents ($0.44) per share. The dividend will be payable on December 15, 2015 to all stockholders of record at the close of business on December 1, 2015.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin. The Company’s current balance sheet structure is short-term in nature, with over 64% of interest-earning assets and 85% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2015.

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

Net earnings for the first quarter ended September 30, 2015 of $1.7 million were down $735,000, or 29.9% largely due to a $1.65 million decrease in non-interest income that was offset some by a $333,000 or 8.1% increase in net interest income after provision for losses. The decline in non-interest income during the first quarter of fiscal 2016 compares to a large gain on sale of leased property during the comparable quarter of the prior year. Notably, total interest income for the 2016 quarter increased by almost $1 million or 18.9% while net interest income increased by $558,000 or 12.7%, reflecting the growth in loan activities.

New loan bookings of $66.0 million for the first quarter of fiscal 2016 were up 160% from $25.4 million during the first quarter of fiscal 2015, while new lease bookings of $25.6 million were down 60.8% from $65.4 million booked in the comparable quarter. Combined, total lease and loan bookings of $91.7 million were slightly above $90.8 million booked the prior year. The net investment in leases and loans of $552.1 million at September 30, 2015 was up 1.9% from June 30, 2015, and 13.8% from $485.4 million at September 30, 2014. New lease and loan originations during the first quarter of fiscal 2016 were up 41.1% from the first quarter of fiscal 2015, dominated by a doubling in loan commitments. Transactions in process were up 30.2% to $40.8 million, although the backlog of approved lease and loan commitments of $126.4 million is down 10.2% from the level of a year ago but up from June 30, 2015.

The Company’s portfolio of investment securities decreased 5.9% to $79.6 million at September 30, 2015 from $84.5 million at June 30, 2015 related to the early call of a corporate bond. Total assets increased 3.9% to $760 million, with net worth at $190.3 million and a common equity tier 1 capital of 28.0%.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2015, net earnings of $1.7 million decreased 29.9% from $2.5 million earned during the first quarter ended September 30, 2014. Diluted earnings per share of $0.16 for the first quarter of fiscal 2016 decreased 29.9% from $0.24 for the first quarter of fiscal 2015.

Net Interest Income -- Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits and borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended September 30, 2015 vs 2014
	Volume	Rate	Total
Finance, loan and interest income
Net investment in leases	$(367)	$123	$(244)
Commercial loans	1,094	(19)	1,075
Investment securities	288	(132)	156
Interest-earning deposits with banks	9	(3)	6
Total interest income	1,024	(31)	993

Interest expense
Demand and savings deposits	5	(1)	4
Time deposits	273	126	399
Short and long term borrowings	24	8	32
Total interest expense	302	133	435
Net interest income	$722	$(164)	$558

Net interest income was $5.0 million for the quarter ended September 30, 2015, a $558,000, or 12.7% increase compared to the same quarter of the prior year. Total interest income for the first quarter ending September 30, 2015 increased 18.9% to $6.3 million from $5.3 million for the first quarter of fiscal 2015. This increase includes a $1.1 million, or 86.5%, increase in commercial loan income and a $161,700, or 51.9% increase in investment income offset by a $243,800, or 6.6% decrease in finance income. The growth in commercial loan income reflected an 88.0% increase in average loan balances to $258.9 million from $137.7 million, which was offset only by a 3 basis point decline in average loan yield. The decrease in finance income was due to a 9.9% decrease in average lease balances to $285.3 million that offset a 17 basis point improvement in the average yield. The average yield on all leases and loans in the Company’s portfolio declined by 11 basis points during the first quarter of 2016 to 4.25% on an average portfolio that increased 19.8% to $544.2 million. For the first quarter of fiscal 2016, the average yield on cash and investments of 1.26% was down 11 basis points from the first quarter of fiscal 2015 as investments increased over 100% to $80.9 million, but at average yields that declined 65 basis points to 2.19%, while average cash balances increased by 36.8% to $69.8 million with an average yield down 2 basis points. Interest expense paid increased 50.7% to $1.3 million, reflecting a 39.1% increase in the average balance of deposits and borrowings to $523.9 million and an 8 basis point increase in average rate paid to 0.99%. The increased interest cost is largely due to a 12 basis points increase in average cost of deposit to 1.04% on a $112 million increase in average deposits, with the total funding cost increase tempered by a $35 million increase in average borrowings at an average rate of 0.35%.

The following table presents the Company’s average balances, finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	September 30, 2015			September 30, 2014
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$69,771	$31	0.18%	$51,003	$25	0.20%
Investment securities	80,852	442	2.19%	40,377	286	2.83%
Commercial loans	258,882	2,318	3.58%	137,676	1,243	3.61%
Net investment in leases	285,329	3,459	4.85%	316,662	3,703	4.68%
Total interest-earning assets	694,834	6,250	3.60%	545,718	5,257	3.85%
Other assets	50,721			53,440
	$745,555			$599,158

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	68,049	83	0.49%	63,771	79	0.50%
Time deposits	413,809	1,173	1.13%	306,100	774	1.01%
Other borrowings	42,000	37	0.35%	6,858	5	0.27%
Total interest bearing liabilities	523,858	1,293	0.99%	376,729	858	0.91%
Non-interest bearing demand deposits	2,245			2,209
Other liabilities	30,214			35,127
Shareholders' equity	189,238			185,093
	$745,555			$599,158
Net interest income		$4,957			$4,399
Net interest spread (2)			2.61%			2.94%
Net interest margin (3)			2.85%			3.22%
Average interest earning assets over average interest bearing liabilities			132.6%			144.9%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

The average yield on all interest-earning assets for the first quarter of fiscal 2016 decreased to 3.60% from 3.85% for the first quarter ended September 30, 2014, while the average rate paid on all interest-bearing liabilities increased by 8 basis points to 0.99%. As a result, the net interest margin decreased to 2.85% in the first quarter of fiscal 2016 from 3.22% in the first quarter of fiscal 2015. Fiscal 2015 first quarter yields benefited from accelerated finance income from early terminated leases that boosted yields. Excluding that amount, overall first quarter yields on interest earning assets for 2016 were in line with the prior year, but the net interest spread and margin would still be impacted by the cost of funds increasing faster than yields. The average yield on interest earnings assets can fluctuate from quarter to quarter due to transaction activity in both the lease and loan portfolio.

Provision for Credit Losses -- The Company recorded a $500,000 provision for credit losses during the first quarter of fiscal 2016, compared to a $275,000 provision made during the quarter ending September 30, 2014. The first quarter 2016 provision related to the growth in the loan portfolio since June 30, 2015 and the deterioration in the credit profile of one customer in the lease portfolio.

Non-interest Income -- Total non-interest income for the first quarter of fiscal 2016 decreased by 64.8% to $896,000 from $2.5 million in the first quarter of the prior year, primarily due to a $1.8 million decrease in income realized on the sale of leased property. The first quarter of 2015 included a gain of $2.1 million from the sale of property on one large transaction reaching the end of term during the quarter which accounted for 80.9% of non-interest income for the period.

Non-interest Expenses -- The Company’s non-interest expenses of $2.5 million reported for the quarter ended September 30, 2015 declined by $141,000 or 5% from $2.7 million in the first quarter of fiscal 2015. The decrease reflected higher deferred origination expenses in the period compared to the prior year.

Income Taxes -- Income taxes were accrued at a tax rate of 38.91% and 38.51% for the first quarter ended September 30, 2015 and 2014, respectively, representing the estimated annual tax rate at the end of each respective first quarter.

Financial Condition Analysis

Consolidated total assets at September 30, 2015 of $759.9 million increased 3.9% from $731.1 million at June 30, 2015 and 23% from September 30, 2014. The growth in total assets from June 30, 2015 is due to an increase of $37.2 million in the commercial loan portfolio, an $11.7 million increase in cash and due from banks, and a $9.5 million increase in property acquired for transactions in process, offset by a $26.9 million decrease in net investment in leases and a $5.0 million decrease in securities available-for-sale.

Lease Portfolio

During the three months ended September 30, 2015 and 2014, 96.4% and 100%, respectively, of the new leases booked by the Company were held in its own portfolios. Of the new leases booked during the first quarter of fiscal 2016, 94% related to leases originated directly by Company compared to 96% during the prior year first quarter. The Company’s net investment in leases at September 30, 2015 of $271.4 million compared to $298.3 million at June 30, 2015. The $26.9 million decrease in the net investment in leases during the quarter is due to the lower volume of new leases being booked during the period that did not exceed payments received and leases terminating.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and contractually obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2015, the Company’s investment in property acquired for transactions in process of $40.8 million increased from $31.3 million at June 30, 2015, and was up from $25.4 million at September 30, 2014.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased $37.2 million during the first quarter of fiscal 2016 to $280.7 million compared to $243.5 million at June 30, 2015. The increase in the Company’s commercial loan portfolio reflected new commercial loans booked of $66.0 million offset by repayments aggregating to $28.8 million during the quarter. Additional loan commitments of $38.30 million were made during the quarter but not funded, and at September 30, 2015 unfunded commercial loan commitments of $46.1 million were up from $35.4 million at June 30, 2015.

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

The following table summarizes the Company’s non-performing leases and loans.

	September 30,	June 30,
	2015	2015
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$2,761	$41
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$2,761	$41
Non-performing assets as % of net investment in leases and loans before allowances	0.49%	0.01%

The change in non-performing assets at September 30, 2015 as compared to June 30, 2015 reflects the addition of a $2.7 million lease with a customer in bankruptcy that was placed on non-accrual. In addition to the non-performing leases identified above, there was $271,000 of investment in leases at September 30, 2015 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $5.6 million at June 30, 2015, of which $2.7 million was transferred to non-performing in July 2015, and $6.0 million at September 30, 2014. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

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

	Three months ended
	September 30,
	2015	2014
	(dollars in thousands)

Property acquired for transactions in process before allowance	$40,795	$25,373
Net investment in leases and loans before allowance	559,074	490,945
Net investment in “risk assets”	$599,869	$516,318

Allowance for credit losses at beginning of period	$6,456	$5,299
Charge-off of lease receivables	(1)	-
Recovery of amounts previously written off	-	-
Provision for credit losses	500	275
Allowance for credit losses at end of period	$6,955	$5,574

Components of allowance for credit losses:
Allowance for lease losses	$3,539	$3,447
Residual valuation allowance	69	80
Allowance for loan losses	3,347	2,047
	$6,955	$5,574
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.24%	1.14%
Allowance for credit losses as a percent of net investment in “risk assets”	1.16%	1.08%

The allowance for credit losses increased $499,000 to $6.96 million (1.24% of net investment in leases and loans before allowances) at September 30, 2015 from $6.46 million (1.18% of net investment in leases and loans before allowances) at June 30, 2015. The allowance at September 30, 2015 consisted of $988,300 allocated to specific accounts that were identified as problems and $5.97 million that was available to cover losses inherent in the portfolio. This compared to $645,000 allocated to specific accounts at June 30, 2015 and $5.8 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at September 30, 2015 primarily relates to deterioration during the quarter of the credit of one large lease that was offset in part by the improvement of other problem leases. The Company considers the allowance for credit losses of $6.96 million at September 30, 2015 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Securities Available-for-sale

Total securities available-for-sale was $76.2 million as of September 30, 2015, compared with $81.2 million at June 30, 2015. The amortized cost and fair value of the Company’s securities portfolio available-for-sale at September 30, 2015 and June 30, 2015 are as follows:

	As of September 30, 2015		As of June 30, 2015
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury Notes	$47,304	$48,241	$47,286	$47,770
Corporate debt securities	8,384	8,362	13,165	13,152
Agency MBS	18,134	18,190	18,765	18,669
Securities of state and political subdivisions	205	208	406	412
Mutual fund investment	1,215	1,246	1,215	1,209
Total securities available-for-sale	$75,242	$76,247	$80,837	$81,212

During the first quarter of fiscal 2016, the Company’s portfolio of securities available-for-sale declined $5.0 million due to an early call of a corporate bond where the Company realized a gain of $23,000 and a maturing municipal bond. At September 30, 2015, the weighted average maturity of the portfolio is 6.0 years and the corresponding weighted average yield was 1.90%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and borrowings, and non-recourse debt. At September 30, 2015 and June 30, 2015, the Company’s cash and cash equivalents were $71.9 million and $60.2 million, respectively.

Deposits at CalFirst Bank totaled $497.3 million at September 30, 2015 compared to $376.8 million at September 30, 2014 and $471.9 million at June 30, 2015. The $120.5 million increase from September 30, 2014 was used primarily to fund the growth in the Bank’s loan and securities portfolios and maintain liquidity. The following table presents the ending balances, average balances and average rates paid on deposits for the quarters ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015			2014
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,845	$2,245	n/a	$1,949	$2,209	n/a
Interest-bearing demand deposits	2,669	2,701	0.20%	926	1,039	0.20%
Money market deposits	63,874	65,348	0.50%	61,767	62,732	0.50%
Time deposits, less than $100,000	74,419	71,695	1.13%	56,776	55,141	1.01%
Time deposits, $100,000 or more	$354,470	$342,113	1.14%	$255,338	$250,959	1.00%

The following table shows the maturities of certificates of deposits at September 30, 2015:

	$ 250,000	More Than
	or less	$ 250,000
	(in thousands)
Under 3 months	$56,600	$19,971
3 – 6 months	77,979	24,415
7 – 12 months	136,403	33,330
13 – 24 months	55,747	9,857
25 – 36 months	11,716	2,871
	$338,445	$90,444

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank has a short-term borrowing outstanding of $42.0 million at September 30, 2015 at an average rate of 0.35% and an outstanding balance of $6.9 million at September 30, 2014 at an average rate of 0.27%. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $21.9 million available under the agreement as of September 30, 2015. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at September 30, 2015 of approximately $101.8 million.

The Company periodically funds certain leases by selling or assigning certain lease term payments to banks or other financial institutions. If the lease receivables are characterized as a sale of the financial asset, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains an interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2015, the Company had outstanding non-recourse debt aggregating $8.8 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of September 30, 2015 and June 30, 2015. Information for both periods reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	September 30, 2015		June 30, 2015
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$189,713	28.03%	$187,987	29.17%
Tier 1 risk-based capital	$189,713	28.03%	$187,987	29.17%
Total risk-based capital	$196,718	29.07%	$194,493	30.18%
Tier 1 leverage capital	$189,713	25.60%	$187,987	26.79%

California First National Bank
Common equity Tier 1 capital	$110,535	17.06%	$109,147	17.65%
Tier 1 risk-based capital	$110,535	17.06%	$109,147	17.65%
Total risk-based capital	$117,294	18.11%	$115,306	18.65%
Tier 1 leverage capital	$110,535	16.11%	$109,147	17.10%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2015. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$60,029	$60,029	$-	$-
Commercial loan commitments	43,315	43,315	-	-
FHLB Borrowings	42,000	42,000	-	-
Operating lease rental payments	2,025	663	1,362	-
Total contractual commitments	$147,369	$146,007	$1,362	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

The need for cash for operating activities has been increasing as the Company expands its loan portfolio. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and assignments (on a non-recourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

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

At September 30, 2015, the Company had $73.2 million of cash or invested in securities of very short duration. The Company’s gross investment in lease payments receivable and loan principal of $579.9 million consists of leases with fixed rates and loans with fixed and variable rates, however, $399.5 million of such investments reprice within one year of September 30, 2015. This compares to the Bank’s interest bearing deposit and borrowing liabilities of $537.4 million, of which 85.1%, or $457.2 million, reprice within one year. CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at September 30, 2015 the Company had assets of $472.9 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $457.2 million.

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

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$71,908	$-	$-	$-	$-	$71,908
Investment securities	1,246	209	56,603	21,522	-	79,580
Net investment in leases	34,770	94,498	159,335	6,738	(23,922)	271,419
Commercial loans	269,019	1,225	14,300	-	(3,844)	280,700
Non-interest earning assets	-	-	-	-	56,261	56,261
Totals	376,943	95,932	230,238	28,260	28,495	$759,868
Cumulative total for RSA	$376,943	$472,875	$703,113	$731,373

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$66,543	$-	$-	$-	$1,845	$68,388
Time deposits	76,571	272,127	80,191	-	-	428,889
Borrowings	35,000	7,000	-	-	-	42,000
Non-interest bearing liabilities	-	-	-	-	30,264	30,264
Stockholders' equity	-	-	-	-	190,327	190,327
Totals	$178,114	$279,127	$80,191	$-	$222,436	$759,868
Cumulative total for RSL	$178,114	$457,241	$537,432	$537,432

Interest rate sensitivity gap	$198,829	$(183,195)	$150,047	$28,260
Cumulative GAP	$198,829	$15,634	$165,681	$193,941

RSA divided by RSL (cumulative)	211.63%	103.42%	130.83%	136.09%
Cumulative GAP / total assets	26.17%	2.06%	21.80%	25.52%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2015:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1 - July 31, 2015	-	$-	368,354
August 1 - August 31, 2015	-	$-	368,354
September 1 - September 30, 2015	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	30

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	31

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	32

California First National Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	November 9, 2015	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett
Chief Financial Officer
(Principal Financial and Accounting Officer)

