Form 10-Q
period 2015-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2016-01-29
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp

(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (949) 255-0500

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of January 20, 2016 was 10,459,924.

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

California First National Bancorp

CONSOLIDATED BALANCE SHEETS

(thousands, except for share amounts)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS

Cash and due from banks	$66,248	$60,240
Investments	3,612	3,334
Securities available-for-sale	96,533	81,212
Receivables	1,388	1,174
Property acquired for transactions in process	35,370	31,340
Leases and loans:
Net investment in leases	280,293	301,733
Commercial loans	330,648	246,509
Allowance for credit losses	(6,503)	(6,456)
Net investment in leases and loans	604,438	541,786

Net property on operating leases	3,502	773
Income taxes receivable	159	231
Other assets	833	791
Discounted lease rentals assigned to lenders	7,313	10,193
	$819,396	$731,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$84,847	$70,447
Time certificates of deposit	467,985	401,459
Short-term borrowings	57,000	42,000
Accounts payable	2,114	2,635
Accrued liabilities	2,604	2,278
Lease deposits	1,567	1,900
Non-recourse debt	7,313	10,193
Deferred income taxes, net	9,346	11,944
	632,776	542,856

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,459,924 (December 2015) and 10,459,924 (June 2015) issued and outstanding	105	105
Additional paid in capital	3,379	3,376
Retained earnings	183,186	184,506
Accumulated other comprehensive (loss)/income, net of tax	(50)	231
	186,620	188,218
	$819,396	$731,074

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(thousands, except for per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014

Finance and loan income	$6,055	$5,370	$11,831	$10,315
Investment interest income	515	344	988	656
Total interest income	6,570	5,714	12,819	10,971

Interest expense
Deposits	1,395	900	2,651	1,753
Borrowings	44	11	80	16
Net interest income	5,131	4,803	10,088	9,202
Provision for credit losses	575	400	1,075	675

Net interest income after provision for credit losses	4,556	4,403	9,013	8,527

Non-interest income
Operating and sales-type lease income	110	66	254	200
Gain on sale of leases and leased property	525	1,342	1,212	3,702
Gain on sale of investment securities	-	438	23	438
Other than temporary impairment loss	-	-	-	(91)
Other income, net	73	2,819	115	2,963
Total non-interest income	708	4,665	1,604	7,212

Non-interest expenses
Compensation and employee benefits	1,942	2,426	3,683	4,351
Occupancy	169	158	338	317
Professional services	195	157	378	305
Other	407	544	844	984
Total non-interest expenses	2,713	3,285	5,243	5,957

Earnings before income taxes	2,551	5,783	5,374	9,782
Income taxes	993	2,226	2,091	3,766

Net earnings	$1,558	$3,557	$3,283	$6,016

Basic earnings per common share	$0.15	$0.34	$0.31	$0.58
Diluted earnings per common share	$0.15	$0.34	$0.31	$0.58

Dividends paid per common share outstanding	$0.44	$0.42	$0.44	$0.42
Weighted average common shares outstanding	10,460	10,460	10,460	10,460
Diluted common shares outstanding	10,460	10,460	10,460	10,460

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014

Net earnings	$1,558	$3,557	$3,283	$6,016

Other comprehensive income (loss):

Unrealized (losses)/gains on securities available-for-sale	(1,088)	344	(437)	19

Other than temporary impairment loss on securities available-for-sale	-	-	-	91

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	(438)	(23)	(438)

Tax effect	423	36	179	126

Total other comprehensive (loss)	(665)	(58)	(281)	(202)

Total comprehensive income	$893	$3,499	$3,002	$5,814

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,283	$6,016
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	1,075	675
Depreciation and net amortization (accretion)	(71)	(136)
Gain on sale of leased property and sales-type lease income	(128)	(2,173)
Net gain recognized on investment securities	(23)	(438)
Impairment loss on investment securities	-	91
Deferred income taxes, including income taxes payable	(2,422)	(1,828)
Decrease in income taxes receivable	72	1,337
Net increase (decrease) accounts payable and accrued liabilities	326	(57)
Other, net	(566)	(629)
Net cash provided by operating activities	1,546	2,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(201,648)	(177,733)
Payments received on lease receivables and loans	117,062	108,828
Proceeds from sales of leased property and sales-type leases	1,812	3,563
Proceeds from sales and assignments of leases	12,123	37,338
Purchase of investment securities	(22,451)	(34,507)
Pay down on investment securities	1,561	6,093
Proceeds from sale of investment securities	4,769	808
Net increase in other assets	(89)	(56)
Net cash used for investing activities	(86,861)	(55,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	66,526	35,904
Net increase in demand and savings deposits	14,400	11,233
Net increase in short-term borrowings	15,000	20,000
Dividends to stockholders	(4,603)	(4,393)
Net cash provided by financing activities	91,323	62,744

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,008	9,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,240	40,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,248	$50,058

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(2,880)	$4,232
Estimated residual values recorded on leases	$(317)	$(1,001)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the six month period for:
Interest	$2,674	$1,732
Income Taxes	$4,441	$4,257

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Six months ended December 31, 2014

Balance, June 30, 2014	10,459,924	$105	$3,372	$179,844	$424	$183,745
Net earnings	-	-	-	6,016	-	6,016
Other comprehensive loss	-	-	-	-	(202)	(202)
Stock based compensation expense	-	-	2	-	-	2
Dividends declared	-	-	-	(4,393)	-	(4,393)

Balance, December 31, 2014	10,459,924	$105	$3,374	$181,467	$222	$185,168

Six months ended December 31, 2015

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218
Net earnings	-	-	-	3,283	-	3,283
Other comprehensive loss	-	-	-	-	(281)	(281)
Stock based compensation expense	-	-	3	-	-	3
Dividends declared	-	-	-	(4,603)	-	(4,603)

Balance, December 31, 2015	10,459,924	$105	$3,379	$183,186	$(50)	$186,620

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of December 31, 2015 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and six month periods ended December 31, 2015 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2016.

Certain reclassifications have been made to the fiscal 2015 financial statements to conform with the presentation of the second quarter of fiscal 2016 financial statements.

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

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2015, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2015 Annual Report on Form 10-K. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarter and six months ended December 31, 2015, the Company recognized pre-tax stock-based compensation expense of $1,100 and $2,200, respectively. Such expense related to options granted during fiscal 2013. The Company has not awarded any new grants in fiscal 2016 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant. As of December 31, 2015, approximately $7,000 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 19 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the six months ended
	December 31, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00
Exercised	-	-	-	-
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	6,000		4,000

Stock options outstanding and exercisable are summarized below:

As of December 31, 2015
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 16.00	-	16.00	10,000	6.58	$16.00	6,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2015, there were no liabilities subject to ASC 820.

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

The Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2015 are summarized as follows:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2015
U.S. Treasury Notes	$47,563	$47,563	$-	$-
Corporate debt securities	13,230	-	13,230	-
Agency MBS	34,227	-	34,227	-
Securities of state and political subdivisions	206	-	206	-
Mutual fund investment	1,307	1,307	-	-
	$96,533	$48,870	$47,663	$-

As of June 30, 2015
U.S. Treasury Notes	$47,770	$47,770	$-	$-
Corporate debt securities	13,152	-	13,152	-
Agency MBS	18,669	-	18,669	-
Securities of state and political subdivisions	412	-	412	-
Mutual fund investment	1,209	1,209	-	-
	$81,212	$48,979	$32,233	$-

Certain financial instruments, such as collateral dependent impaired loans, but not impaired leases, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, usually if there is evidence of impairment. The Company had no such assets or liabilities at December 31, 2015 and June 30, 2015.

NOTE 5 – fair value of Financial Instruments

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2015, and June 30, 2015, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	December 31, 2015		June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$66,248	$66,248	$60,240	$60,240
Investments	3,612	3,625	3,334	3,349
Securities available-for-sale	96,533	96,533	81,212	81,212
Commercial loan participations	316,554	313,187	227,238	226,627
Other loans	10,272	10,282	16,224	16,381
Financial Liabilities:
Demand and savings deposits	84,847	84,847	70,447	70,447
Time certificate of deposits	467,985	467,673	401,459	401,211
Short-term borrowings	$57,000	$56,992	$42,000	$42,004

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	December 31, 2015		June 30, 2015
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,539	1,539	1,260	1,260
Mortgage-backed investment	118	131	119	134
	$3,612	$3,625	$3,334	$3,349

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities available for sale at December 31, 2015 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,321	$242	$-	$47,563
Corporate debt securities	13,364	-	(134)	13,230
Agency MBS	34,510	33	(316)	34,227
Securities of state and political subdivisions	205	1	-	206
Mutual fund investment	1,215	92	-	1,307
Total securities available-for-sale	$96,615	$368	$(450)	$96,533

The amortized cost and fair value of securities available for sale at June 30, 2015 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,286	$484	$-	$47,770
Corporate debt securities	13,165	18	(31)	13,152
Agency MBS	18,765	53	(149)	18,669
Securities of state and political subdivisions	406	6	-	412
Mutual fund investment	1,215	-	(6)	1,209
Total securities available-for-sale	$80,837	$561	$(186)	$81,212

The available-for-sale securities amortized cost and estimated fair value at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$205	$206
Due after one year but less than 5 years	60,685	60,793
Due after five years	34,510	34,227
No stated maturity	1,215	1,307
Total securities available-for-sale	$96,615	$96,533

For the six months ended December 31, 2015, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. During the six months ended December 31, 2014, the Company realized a gain of $438,000 from the sale of one equity investment for proceeds of $808,000. The net gain is recognized using the specific identification method and is included in non-interest income. The following table presents the fair value and associated gross unrealized loss on available-for-sale securities with a gross unrealized loss at December 31, 2015 and June 30, 2015.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At December 31, 2015
Corporate debt securities	$(134)	$13,230	$-	$-	$(134)	$13,230
Agency MBS	(316)	29,999	-	-	(316)	29,999
Total	$(450)	$43,229	$-	$-	$(450)	$43,229

At June 30, 2015
Corporate debt securities	$(31)	$8,388	$-	$-	$(31)	$8,388
Agency MBS	(149)	14,170	-	-	(149)	14,170
Mutual fund investments	(6)	1,209	-	-	(6)	1,209
Total	$(186)	$23,767	$-	$-	$(186)	$23,767

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. The $450,000 unrealized losses at December 31, 2015 are related to fluctuations in interest rates during the period, and not credit quality. The Company has the intent to hold these securities and more likely than not, will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment. While the Company had the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, the Company determined that an other than temporary impairment had occurred.

At December 31, 2015 and at June 30, 2015, U.S. Treasury notes and Agency MBS with an amortized cost of $81.8 million and $66.1 million, respectively, were pledged to secure borrowings from the FHLB (see Note 11).

NOTE 8 – NET INVESTMENT IN LEASES

Net investment in leases consists of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Minimum lease payments receivable	$289,061	$310,960
Estimated residual value	12,533	13,819
Less unearned income	(21,301)	(23,046)
Net investment in leases before allowances	280,293	301,733
Less allowance for lease losses	(2,611)	(3,339)
Less valuation allowance for estimated residual value	(70)	(70)
Net investment in leases	$277,612	$298,324

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $2.4 million at December 31, 2015 and June 30, 2015.

NOTE 9 – COMMERCIAL LOANS

Commercial loans consist of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Commercial term loans	$328,528	$238,973
Commercial real estate loans	2,129	7,531
Revolving lines of credit	655	585
Total commercial loans	331,312	247,089
Less unearned income and discounts	(664)	(580)
Less allowance for loan losses	(3,822)	(3,047)
Net commercial loans	$326,826	$243,462

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $3.3 million at December 31, 2015 and $7.4 million at June 30, 2015. The Company has a recorded liability for unfunded loan commitments of $50,000 at December 31, 2015 and at June 30, 2015 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2015:
Pass	$204,516	$64,354	$323,639	$2,124	$594,633
Special Mention	9,224	468	4,885	-	14,577
Substandard	1,713	-	-	-	1,713
Doubtful	14	4	-	-	18
	$215,467	$64,826	$328,524	$2,124	$610,941
Non-accrual	$1,729	$4	$-	$-	$1,733

As of June 30, 2015:
Pass	$219,814	$69,865	$234,076	$7,523	$531,278
Special Mention	6,080	304	4,910	-	11,294
Substandard	5,435	217	-	-	5,652
Doubtful	14	4	-	-	18
	$231,343	$70,390	$238,986	$7,523	$548,242
Non-accrual	$37	$4	$-	$-	$41

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

The aging of financing receivables by portfolio class is as follows:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of December 31, 2015:
Commercial Leases	$-	$1,729	$1,729	$213,738	$215,467	$-
Education, Government, Non-profit Leases	-	4	4	64,822	64,826	-
Commercial and Industrial Loans	-	-	-	328,524	328,524	-
Commercial Real Estate Loans	-	-	-	2,124	2,124	-
	$-	$1,733	$1,733	$609,208	$610,941	$-

As of June 30, 2015:
Commercial Leases	$2,733	$37	$2,770	$228,573	$231,343	$-
Education, Government, Non-profit Leases	8	4	12	70,378	70,390	-
Commercial and Industrial Loans	-	-	-	238,986	238,986	-
Commercial Real Estate Loans	-	-	-	7,523	7,523	-
	$2,741	$41	$2,782	$545,460	$548,242	$-

The allowance balances and activity in the allowance related to financing receivables, by portfolio segment for the three and six months ended December 31, 2015 and 2014 are presented in the following table:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
For the three months ended December 31, 2015:
Balance beginning of period	$2,791	$817	$3,236	$111	$6,955
Charge-offs	(1,028)	-	-	-	(1,028)
Recoveries	1	-	-	-	1
Provision	500	(400)	525	(50)	575
Balance end of period	$2,264	$417	$3,761	$61	$6,503

For the three months ended December 31, 2014:
Balance beginning of period	$2,710	$817	$1,936	$111	$5,574
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	(100)	-	500	-	400
Balance end of period	$2,611	$817	$2,436	$111	$5,975

For the six months ended December 31, 2015:
Balance beginning of period	$2,592	$817	$2,936	$111	$6,456
Charge-offs	(1,029)	-	-	-	(1,029)
Recoveries	1	-	-	-	1
Provision	700	(400)	825	(50)	1,075
Balance end of period	$2,264	$417	$3,761	$61	$6,503

For the six months ended December 31, 2014:
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	100	-	675	(100)	675
Balance end of period	$2,611	$817	$2,436	$111	$5,975

The following table presents the recorded investment in loans and leases and the related allowance based on impairment method as of December 31, 2015 and June 30, 2015 by portfolio segment.

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2015:
Allowance for lease and loan losses
Individually evaluated for impairment	$236	$4	$-	$-	$240
Collectively evaluated for impairment	2,028	413	3,761	61	6,263
Total ending allowance balance	$2,264	$417	$3,761	$61	$6,503

Finance receivables
Individually evaluated for impairment	$6,770	$4	$-	$-	$6,774
Collectively evaluated for impairment	208,697	64,822	328,524	2,124	604,167
Total ending finance receivable balance	$215,467	$64,826	$328,524	$2,124	$610,941

As of June 30, 2015:
Allowance for lease and loan losses
Individually evaluated for impairment	$563	$58	$-	$-	$621
Collectively evaluated for impairment	2,029	759	2,936	111	5,835
Total ending allowance balance	$2,592	$817	$2,936	$111	$6,456

Finance receivables
Individually evaluated for impairment	$5,449	$221	$-	$-	$5,670
Collectively evaluated for impairment	225,894	70,169	238,986	7,523	542,572
Total ending finance receivable balance	$231,343	$70,390	$238,986	$7,523	$548,242

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

The borrowings from the FHLB and weighted average interest rates at December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015		June 30, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$57,000	0.37%	$42,000	0.32%

At December 31, 2015, there was available borrowing capacity from the FHLB of $22.1 million related to qualifying real estate loans of $2.1 million and securities pledged with an amortized cost of $81.8 million. There were no borrowings from the FRB, leaving availability of approximately $103.9 million secured by $140.3 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2015 and 2014:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended December 31, 2015
Total interest income	$6,237	$331	$2	$6,570
Net interest income after provision for credit losses	4,163	391	2	4,556
Other income	474	234	-	708
Net income	$1,444	$325	$(211)	$1,558

Quarter ended December 31, 2014
Total interest income	$5,222	$492	$-	$5,714
Net interest income after provision for credit losses	3,772	631	-	4,403
Other income	2,217	2,448	-	4,665
Net income	$2,162	$1,662	$(267)	$3,557

Six months ended December 31, 2015
Total interest income	$12,096	$720	$3	$12,819
Net interest income after provision for credit losses	8,099	911	3	9,013
Other income	925	679	-	1,604
Net income	$2,832	$862	$(411)	$3,283

Six months ended December 31, 2014
Total interest income	$9,928	$1,043	$-	$10,971
Net interest income after provision for credit losses	7,320	1,207	-	8,527
Other income	2,683	4,529	-	7,212
Net income	$3,341	$3,177	$(502)	$6,016

Total assets at December 31, 2015	$777,326	$82,695	$(40,625)	$819,396
Total assets at December 31, 2014	$604,028	$95,265	$(47,292)	$652,001

California First National Bancorp

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”). The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. CalFirst Bank, responsible for substantially all lease and loan origination and purchases, gathers deposits through posting rates on the Internet and conducts all banking and other operations from one central location.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan bookings, including variations in the mix and funding of such bookings, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin. The Company’s current balance sheet structure is short-term in nature, with over 67% of interest-earning assets and 83% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $1.6 million for the second quarter ended December 31, 2015 decreased 56.2% from net earnings of $3.6 million for the second quarter of fiscal 2015 primarily due to a $4.0 million decrease in non-interest income offset only partly by a $328,000 increase in net interest income and a $572,400 decrease in non-interest expenses. The decrease in non-interest income reflects the pre-tax recovery of $2.7 million from the settlement of claims filed in a TFT-LCD (thin-film transistor liquid display) products antitrust case during the second quarter of the prior year.

During the second quarter of fiscal 2016, commercial loans booked of $62.2 million increased 34.4% from $46.3 million booked during the second quarter of fiscal 2015, while commercial loan bookings of $128.3 million for the first six months of fiscal 2016 were up 78.9% compared to the same prior year period. Lease bookings of $45.1 million for the second quarter of fiscal 2016 were 14.6% below $52.8 million booked during the second quarter of fiscal 2015, while lease bookings of $70.7 million for the first six months of fiscal 2016 were down 40.2% compared to the first six months of fiscal 2015. With total lease and loan bookings for the first six months of fiscal 2016 of $199.0 million up 4.8% from the same period of fiscal 2015, the Company’s net investment in leases and loans of $604.4 million was up 11.6% from $541.8 million at June 30, 2015 and 20.4% greater than at December 31, 2014.

The Company’s portfolio of investment securities increased to $100.1 million at December 31, 2015 from $84.5 million at June 30, 2015. The increase during the first six months of fiscal 2016 primarily related to the acquisition of US Agency mortgaged-backed securities.

Consolidated Statement of Earnings Analysis

Summary – For the second quarter ended December 31, 2015, net earnings of $1.6 million decreased $2.0 million, or 56.2%, from $3.6 million for the second quarter ended December 31, 2014. For the six months ended December 31, 2015, net earnings decreased $2.7 million, or 45.4% to $3.3 million from $6.0 million for the first six months of fiscal 2015. Diluted earnings per share of $0.15 per share for the second quarter of fiscal 2016 were down 56.2% from the $0.34 per share for the second quarter of fiscal 2015. For the six months ended December 31, 2015, diluted earnings per share of $0.31 decreased 45.4%, compared to $0.58 per share for the same prior year period.

Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits and borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income before provision for credit losses by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2015 vs 2014			December 31, 2015 vs 2014
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(552)	$18	$(534)	$(856)	$78	$(778)
Commercial loans	1,195	24	1,219	2,289	5	2,294
Investment securities	273	(124)	149	581	(276)	305
Interest-earning deposits with banks	8	14	22	16	11	27
	924	(68)	856	2,030	(182)	1,848

Interest expense
Demand and savings deposits	6	(1)	5	11	(2)	9
Time deposits	344	146	490	616	273	889
Borrowings	25	8	33	48	16	64
	375	153	528	675	287	962
Net interest income	$549	$(221)	$328	$1,355	$(469)	$886

Net interest income was $5.1 million for the quarter ended December 31, 2015, a $328,500, or a 6.8% increase compared to the same quarter of the prior year. Total interest income for the second quarter of fiscal 2016 increased 15.0% to $6.6 million from $5.7 million during the second quarter of the prior year. This increase includes a $1.2 million, or 76.5%, increase in commercial loan income that reflected a 74.9% increase in average loan balances to $305.3 million and a 4 basis point increase in average rates earned to 3.69%. Finance income decreased by $533,400 or 14.1%, as a 14.6% decrease in the average investment in leases to $271.9 million offset a 3 basis point increase in the average yield to 4.77%. Investment income increased by 49.6%, or $170,900, as average cash and investment balances increased 62.5% to $159.8 million and offset the decline in average yield by 11 basis points to 1.29%. Interest expense paid on deposits and borrowings during the second quarter of fiscal 2016 increased by $527,500, or 57.9%, reflecting a 43.2% increase in average balances to $568.4 million while the average rate paid increased 9 basis points from 0.92% to 1.01%. The average rate paid during the second quarter benefitted from increased borrowings from the Federal Home Loan Bank Board (FHLB) at an average rate of 0.36% that offset an increase in average deposit costs from 0.94% to 1.07%.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2015			December 31, 2014
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$68,228	$41	0.24%	$48,563	$19	0.16%
Investment securities	91,575	474	2.07%	49,778	325	2.61%
Commercial loans	305,256	2,813	3.69%	174,507	1,594	3.65%
Net investment in leases	271,927	3,242	4.77%	318,479	3,776	4.74%
Total interest-earning assets	736,986	6,570	3.57%	591,327	5,714	3.87%
Other assets	52,052			38,586
	$789,038			$629,913
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$68,837	85	0.49%	$64,084	$80	0.50%
Time deposits	451,336	1,310	1.16%	318,038	820	1.03%
Other borrowings	48,250	44	0.36%	14,793	11	0.30%
Total interest-bearing liabilities	568,423	1,439	1.01%	396,915	911	0.92%
Non-interest bearing demand deposits	2,242			1,991
Other liabilities	30,974			45,895
Shareholders' equity	187,399			185,112
	$789,038			$629,913
Net interest income		$5,131			$4,803
Net interest spread (2)			2.55%			2.95%
Net interest margin (3)			2.78%			3.25%
Average interest earning assets over average interest bearing liabilities			129.7%			149.0%

(1)   Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.

(2)   Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(3)   Net interest margin represents net interest income as a percent of average interest earning assets.

Net interest income for the six months ended December 31, 2015 was $10.1 million, an $886,300, or a 9.6% increase compared to $9.2 million for the six months ended December 31, 2014. Total interest income for the first six months of fiscal 2016 increased 16.9% to $12.8 million from $11.0 million for first six months of the prior year as a result of a $2.3 million increase in commercial loan income that reflected a 80.7% increase in average loan balances to $282.3 million, while average rates earned remained flat at 3.63%. For the first six months of fiscal 2016, finance income decreased $777,300, or 10.4%, to $6.7 million as the average investment in leases declined 11.4% to $279.7 million while the average yield earned increased by 6 basis points to 4.79%. Investment income increased by 50.7%, or $332,600, to $988,400 as average cash and investment balances increased 64.1% to $155.7 million but average yields declined by 11 basis points to 1.27%. Over the past year, maturing corporate securities were replaced by U.S. treasuries and U.S. Agency mortgaged-backed securities yielding substantially less, reducing average investment yields for the first six months of fiscal 2016 to 2.10% from 2.73% for the first six months of fiscal 2015. For the six months ended December 31, 2015, interest expense on deposits and borrowings increased by $962,500, or 54.4%, to $2.7 million on a 41.2% increase in average deposits and borrowings to $546.1 million compared to the first six months of the prior year. The average rate paid increased from 0.91% to 1.00% as FHLB borrowings at 0.36% helped offset the increase in average deposit costs from 0.93% to 1.06%.

	Six months ended			Six months ended
	December 31, 2015			December 31, 2014
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$68,584	$73	0.21%	$50,202	$45	0.18%
Investment securities	87,161	915	2.10%	44,682	611	2.73%
Commercial loans	282,264	5,130	3.63%	156,221	2,836	3.63%
Net investment in leases	279,658	6,701	4.79%	315,768	7,479	4.74%
Total interest-earning assets	717,667	12,819	3.57%	566,873	10,971	3.87%
Other assets	50,691			47,192
	$768,358			$614,065

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$68,443	168	0.49%	$63,927	$159	0.50%
Time deposits	432,577	2,483	1.15%	312,069	1,594	1.02%
Other borrowings	45,125	80	0.36%	10,925	16	0.29%
Total interest bearing liabilities	546,145	2,731	1.00%	386,921	1,769	0.91%
Non-interest bearing demand deposits	2,243			2,100
Other liabilities	31,939			40,078
Shareholders' equity	188,031			184,966
	$768,358			$614,065
Net interest income		$10,088			$9,202
Net interest spread (2)			2.57%			2.96%
Net interest margin (3)			2.81%			3.25%
Average interest earning assets over average interest bearing liabilities			131.4%			146.5%

(1)   Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.

(2)   Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(3)   Net interest margin represents net interest income as a percent of average interest earning assets.

For the first six months of fiscal 2016, the average yield on all interest earning assets decreased by 30 basis points to 3.57% from 3.87% while the average rate paid on all interest-bearing liabilities increased by 9 basis points to 1.00%. As a result, the net interest margin decreased to 2.81% in the first six months of fiscal 2016 from 3.25% for the first six months of fiscal 2015. The decline in net interest spread and margin in fiscal 2016 is largely due to the increase in lower yielding commercial loans to 39% of interest earning assets from 28% for the first six months of fiscal 2015, and also reflects higher rates paid on deposits. The average yield on interest earnings assets can fluctuate from quarter to quarter due to relative growth and transaction activity in both the lease and loan portfolio.

Provision for Credit Losses – The Company made a $575,000 provision for credit losses during the second quarter of fiscal 2016, which compared to a $400,000 provision made during the second quarter ending December 31, 2014. The second quarter 2016 provision related to the growth in the loan portfolio during the quarter. During the first six months of fiscal 2016, the Company made a provision for credit losses of $1.075 million, compared to a $675,000 provision recorded during the first six months of fiscal 2015. The provision in fiscal 2016 supports the 34% growth in the loan portfolio since June 2015 and covered the $1.0 million write-down related to one lease in bankruptcy during the second quarter of fiscal 2016.

Non-interest Income – Total non-interest income of $708,100 for the second quarter of fiscal 2016 was down 84.8% from $4.7 million for the same period of the prior year. The decline reflects the comparison to the prior year quarter that benefitted from a $2.7 million recovery from the settlement of claims filed in antitrust litigation against certain manufacturers of thin-film transistor liquid display panels (“LCD Litigation”). Excluding that income, second quarter non-interest income for fiscal 2016 was still down by 63% as a $322,800 gain on the sale of leases was down from $1.2 million recognized in the second quarter of fiscal 2015 which also included $437,700 of gains realized on investment securities.

Total non-interest income of $1.6 million for the first six months of fiscal 2016 was down 77.8% from $7.2 million reported for the first six months of fiscal 2015. The decrease includes a $1.7 million decline in income recognized on leases reaching the end of term, a $736,300 decline in the gain on sale of leases from $1.3 million to $575,200 and the $2.7 million recovery from the settlement of claims discussed above.

Non-interest Expenses – During the second quarter of fiscal 2016, non-interest expenses of $2.7 million were down 17.4% from $3.3 million for second quarter of fiscal 2015. For the six months ended December 31, 2015, non-interest expenses of $5.2 million decreased 12.0% from $6.0 million for the same period of the prior year. The decrease in expenses during both periods is due primarily to lower compensation expense and lower general and administrative expenses related to a smaller and transitioning sales organization.

Taxes – Income taxes were accrued at a tax rate of 38.91% for the three and six months ended December 31, 2015, compared to 38.5% for the same periods of the prior year, representing the estimated annual tax rate at the end of each respective period.

Financial Condition Analysis

Consolidated total assets at December 31, 2015 of $819.4 million increased 12.1% from $731.1 million at June 30, 2015. The growth in total assets is due to an increase of $83.4 million in the commercial loan portfolio, a $15.3 million increase in securities available-for-sale, a $6.0 million increase in cash and due from banks and a $4.0 million increase property acquired for transaction in process offset by a decrease of $21.4 million in the net investment in leases.

Lease Portfolio

During the first six months of fiscal 2016, 96.2% of the direct leases booked by the Company were held in its own portfolios, with 3.8% sold to other financial institutions. Total lease bookings during the first six months of fiscal 2016 were $70.7 million compared to $118.2 million booked during the same period of the prior year. As a result, the Company’s net investment in leases at December 31, 2015 of $277.6 million was down 6.9% from $298.3 million at June 30, 2015, a reduction of $20.7 million, but up 2.3% from $271.4 million at September 30, 2015.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2015, the Company’s investment in property acquired for transactions in process of $35.4 million was up 12.9% from $31.3 million at June 30, 2015, and up 33.1% from $26.6 million at December 31, 2014.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased by $83.4 million, or 34.2%, to $326.8 million at December 31, 2015 from $243.5 million at June 30, 2015. The increase in the Company’s commercial loan portfolio included the investment of $128.3 million in new commercial loan participations offset by loan payoffs and repayments aggregating to $44.9 million. In addition, at December 31, 2015 the Company had unfunded commercial loan commitments of $34.3 million compared to $35.4 million at June 30, 2015.

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

The following table summarizes the Company’s non-performing leases and loans.

	December 31,	June 30,
	2015	2015
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$1,733	$41
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	$1,733	$41
Non-performing assets as % of net investment in leases and loans before allowances	0.28%	0.01%

The change in non-performing assets at December 31, 2015 as compared to June 30, 2015 reflects the placing of a $2.7 million lease with a customer in bankruptcy on non-accrual during the first quarter of fiscal 2016 and then writing that lease down to $1.7 million during the second quarter. In addition to the non-performing leases identified above, there was $4.7 million of investment in leases at December 31, 2015 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $5.6 million at June 30, 2015 and $8.8 million at December 31, 2014. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

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

	Six months ended
	December 31,
	2015	2014
	(dollars in thousands)

Property acquired for transactions in process before allowance	$35,370	$26,568
Net investment in leases and loans before allowance	610,941	507,945
Net investment in “risk assets”	$646,311	$534,513

Allowance for credit losses at beginning of period	$6,456	$5,299
Charge-off of lease receivables	(1,029)	-
Recovery of amounts previously written off	1	1
Provision for credit losses	1,075	675
Allowance for credit losses at end of period	$6,503	$5,975

Components of allowance for credit losses:
Allowance for lease losses	$2,611	$3,348
Residual valuation allowance	70	80
Allowance for loan losses	3,822	2,547
	$6,503	$5,975
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.06%	1.18%
Allowance for credit losses as a percent of net investment in “risk assets”	1.01%	1.12%

The allowance for credit losses increased $47,000 to $6.50 million (1.06% of net investment in leases and loans before allowances) at December 31, 2015 from $6.46 million (1.18% of net investment in leases and loans before allowances) at June 30, 2015. This allowance consisted of $256,600 allocated to specific accounts that were identified as problems and $6.25 million that was available to cover losses inherent in the portfolio. This compared to $645,000 allocated to specific accounts at June 30, 2015 and $5.8 million available for losses inherent in the portfolio at that time. The decrease in the specific allowance at December 31, 2015 primarily relates to a charge-off of over $1.0 million against a lease individually evaluated for impairment offset by new specific problems identified. The Company considers the allowance for credit losses of $6.50 million at December 31, 2015 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $96.5 million as of December 31, 2015, compared with $81.2 million at June 30, 2015. The amortized cost and fair value of the Company’s securities portfolio available-for-sale at December 31, 2015 and June 30, 2015 are as follows:

	As of December 31, 2015		As of June 30, 2015
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury Notes	$47,321	$47,563	$47,286	$47,770
Corporate debt securities	13,364	13,230	13,165	13,152
Agency MBS	34,510	34,227	18,765	18,669
Securities of state and political subdivisions	205	206	406	412
Mutual fund investment	1,215	1,307	1,215	1,209
Total securities available-for-sale	$96,615	$96,533	$80,837	$81,212

During the first six months of fiscal 2016, the Company’s portfolio of securities available-for-sale increased $15.3 million through new purchases of $21.6 million offset by maturities, pay downs, and an early call of securities of $7.1 million. At December 31, 2015, the weighted average maturity of the portfolio is 6.6 years and the corresponding weighted average yield was 1.92%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, FHLB borrowings and non-recourse debt. At December 31, 2015 and June 30, 2015, the Company’s cash and due from banks were $66.2 million and $60.2 million, respectively.

Deposits at CalFirst Bank totaled $552.8 million at December 31, 2015 compared to $402.9 million at December 31, 2014 and $471.9 million at June 30, 2015. The $149.9 million increase from December 31, 2014 was used primarily to fund the growth in the Bank’s loan and securities portfolios and maintain liquidity. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2015 and 2014:

	Six months ended December 31,
	2015			2014
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$5,081	$2,243	n/a	$2,837	$2,100	n/a
Interest-bearing demand deposits	2,702	2,698	0.20%	3,593	1,104	0.20%
Money market deposits	77,063	65,745	0.50%	70,386	62,823	0.50%
Time deposits, less than $100,000	80,882	74,887	1.15%	59,368	56,615	1.03%
Time deposits, $100,000 or more	$387,103	$357,690	1.15%	$266,763	$255,454	1.02%

The following table shows the maturities of certificates of deposits at December 31, 2015:

	$250,000	More than
	or less	$250,000
	(in thousands)
Under 3 months	$81,633	$31,012
3 – 6 months	87,764	25,651
7 – 12 months	128,945	31,851
13 – 24 months	54,787	10,325
25 – 36 months	11,870	4,147
	$364,999	$102,986

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank had short-term borrowings outstanding of $57.0 million at December 31, 2015 at an average rate of 0.36% and an outstanding balance of $26.9 million at December 31, 2014 at an average rate of 0.30%. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $22.1 million available under the agreement as of December 31, 2015. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at December 31, 2015 of approximately $103.9 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2015, the Company had outstanding non-recourse debt aggregating $7.3 million relating to discounted lease rentals assigned to unaffiliated lenders, down from $10.2 million at June 30, 2015 and $12.9 million at December 31, 2014. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of December 31, 2015 and June 30, 2015. Information for both periods reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	December 31,		June 30,
	2015		2015
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$186,670	26.16%	$187,987	29.17%
Tier 1 risk-based capital	$186,670	26.16%	$187,987	29.17%
Total risk-based capital	$193,223	27.07%	$194,493	30.18%
Tier 1 leverage capital	$186,670	23.60%	$187,987	26.79%

California First National Bank
Common equity Tier 1 capital	$111,979	16.24%	$109,147	17.65%
Tier 1 risk-based capital	$111,979	16.24%	$109,147	17.65%
Total risk-based capital	$118,309	17.16%	$115,306	18.65%
Tier 1 leverage capital	$111,979	15.19%	$109,147	17.10%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2015. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$37,642	$37,642	$-	$-
Commercial loan and lease purchase commitments	33,123	33,123	-	-
FHLB Borrowings	57,000	57,000	-	-
Operating lease rental payments	1,860	672	1,188	-
Total contractual commitments	$129,625	$128,437	$1,188	$-

_____________________________________________

(1)	Disbursements to purchase property on approved lease commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At December 31, 2015, the Company had $67.8 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $632.9 million consists of leases with fixed rates and loans with variable rates, however, $445.2 million of such investment matures or reprices within one year of December 31, 2015. Of the $100.1 million investment in securities, $1.5 million mature within twelve months. This compares to interest bearing deposit and borrowing liabilities of $604.8 million, of which $523.6 million, or 86.6%, mature within one year. Based on the foregoing, at December 31, 2015 the Company had assets of $513.0 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $523.6 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$66,248	$-	$-	$-	$0	$66,248
Investment securities	1,513	-	60,793	37,839	0	100,145
Net investment in leases	28,498	94,369	175,064	3,663	(23,982)	277,612
Commercial loans	321,324	1,024	8,965	-	(4,486)	326,826
Non-interest earning assets	-	-	-	-	48,565	48,565
Totals	417,582	95,393	244,822	41,502	20,097	$819,396
Cumulative total for RSA	$417,582	$512,975	$757,797	$799,299

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$79,766	$-	$-	$-	$5,081	$84,847
Time deposits	112,645	274,211	81,129	-	-	467,985
Borrowings	50,000	7,000	-	-	-	57,000
Non-interest bearing liabilities	-	-	-	-	22,944	22,944
Stockholders' equity	-	-	-	-	186,620	186,620
Totals	$242,411	$281,211	$81,129	$-	$214,645	$819,396
Cumulative total for RSL	$242,411	$523,622	$604,751	$604,751

Interest rate sensitivity gap	$175,171	$(185,818)	$163,693	$41,502
Cumulative GAP	$175,171	$(10,647)	$153,046	$194,548

RSA divided by RSL (cumulative)	172.26%	97.97%	125.31%	132.17%
Cumulative GAP / total assets	21.38%	-1.30%	18.68%	23.74%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended December 31, 2015:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

October 1, 2015 - October 31, 2015	-	$-	368,354
November 1, 2015 - November 30, 2015	-	$-	368,354
December 1, 2015 - December 31, 2015	-	$-	368,354
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	30
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	31
32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	32

California First National Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant

DATE:	January 28, 2016	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett Executive Vice President (Principal Financial and Accounting Officer)

