Form 10-Q
period 2016-03-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2016-04-29
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of April 20, 2016 was 10,279,807.

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

California First National Bancorp

CONSOLIDATED BALANCE SHEETS

(thousands, except for share amounts)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS

Cash and due from banks	$79,456	$60,240
Investments	3,611	3,334
Securities available-for-sale	96,653	81,212
Receivables	1,645	1,174
Property acquired for transactions in process	24,306	31,340
Leases and loans:
Net investment in leases	271,579	301,733
Commercial loans	378,668	246,509
Allowance for credit losses	(6,753)	(6,456)
Net investment in leases and loans	643,494	541,786

Net property on operating leases	3,257	773
Income taxes receivable	146	231
Other assets	2,441	791
Discounted lease rentals assigned to lenders	5,881	10,193
	$860,890	$731,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$81,401	$70,447
Time certificates of deposit	512,599	401,459
Short-term borrowings	57,000	42,000
Accounts payable	2,069	2,635
Accrued liabilities	2,500	2,278
Lease deposits	1,683	1,900
Non-recourse debt	5,881	10,193
Deferred income taxes, net	10,892	11,944
	674,025	542,856

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,279,807 (March 2016) and 10,459,924 (June 2015) issued and outstanding	103	105
Additional paid in capital	2,239	3,376
Retained earnings	183,580	184,506
Accumulated other comprehensive income, net of tax	943	231
	186,865	188,218
	$860,890	$731,074

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(thousands, except for per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015

Finance and loan income	$6,217	$5,421	$18,048	$15,737
Investment interest income	620	366	1,609	1,021
Total interest income	6,837	5,787	19,657	16,758

Interest expense
Deposits	1,549	991	4,201	2,745
Borrowings	66	22	146	37

Net interest income	5,222	4,774	15,310	13,976

Provision for credit losses	200	100	1,275	775

Net interest income after provision for credit losses	5,022	4,674	14,035	13,201

Non-interest income
Operating and sales-type lease income	112	51	366	252
Gain on sale of leases and leased property	352	787	1,564	4,488
Gain on sale of investment securities	-	-	23	347
Other than temporary impairment loss	-	-	-	(91)
Other income, net	33	129	149	3,183
Total non-interest income	497	967	2,102	8,179

Non-interest expenses
Compensation and employee benefits	1,898	2,142	5,581	6,493
Occupancy	173	158	511	475
Professional services	192	171	571	476
Repossessed assets	197	-	197	-
Other general and administrative	424	441	1,268	1,425
Total non-interest expenses	2,884	2,912	8,128	8,869

Earnings before income taxes	2,635	2,729	8,009	12,511

Income taxes	1,024	1,051	3,115	4,817

Net earnings	$1,611	$1,678	$4,894	$7,694

Basic earnings per common share	$0.15	$0.16	$0.47	$0.74
Diluted earnings per common share	$0.15	$0.16	$0.47	$0.74

Dividends paid per common share outstanding	$-	$-	$0.44	$0.42
Weighted average common shares outstanding	10,397	10,460	10,439	10,460
Diluted common shares outstanding	10,397	10,460	10,439	10,460

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015

Net earnings	$1,611	$1,678	$4,894	$7,694

Other comprehensive income (loss):

Unrealized gains on securities available-for-sale	1,625	750	1,187	768

Other-than-temporary impairment loss on securities available-for-sale	-	-	-	91

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	-	(23)	(438)

Tax effect	(632)	(289)	(452)	(162)

Total other comprehensive (loss)/income	993	461	712	259

Total comprehensive income	$2,604	$2,139	$5,606	$7,953

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,894	$7,694
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	1,275	775
Depreciation and net amortization (accretion)	(36)	(346)
Repossessed assets	197	-
Gain on sale of leased property and sales-type lease income	(149)	(2,105)
Net gain recognized on investment securities	(23)	(438)
Impairment loss on investment securities	-	91
Deferred income taxes, including income taxes payable	(1,509)	(3,004)
Decrease in income taxes receivable	85	1,341
Net increase (decrease) accounts payable and accrued liabilities	222	(56)
Other, net	(716)	(392)
Net cash provided by operating activities	4,240	3,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(292,772)	(271,380)
Payments received on lease receivables and loans	168,810	177,054
Proceeds from sales of leased property and sales-type leases	1,981	4,312
Proceeds from sales and assignments of leases	23,417	54,250
Purchase of investment securities	(22,451)	(54,927)
Pay down on investment securities	3,007	11,343
Proceeds from sale of investment securities	4,769	808
Net increase in other assets	(1,916)	(585)
Net cash used for investing activities	(115,155)	(79,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	111,140	76,205
Net increase in demand and savings deposits	10,954	7,519
Net increase in short-term borrowings	15,000	20,000
Payments to repurchase common stock	(2,360)	-
Dividends to stockholders	(4,603)	(4,393)
Net cash provided by financing activities	130,131	99,331

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,216	23,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,240	40,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,456	$63,888

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(4,312)	$2,995
Estimated residual values recorded on leases	$(469)	$(2,046)
Lease transferred to repossessed assets	$1,500	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the nine month period for:
Interest	$4,237	$2,697
Income Taxes	$4,540	$6,481

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Nine months ended March 31, 2015

Balance, June 30, 2014	10,459,924	$105	$3,372	$179,844	$424	$183,745

Net earnings	-	-	-	7,694	-	7,694
Other comprehensive income	-	-	-	-	259	259
Stock based compensation expense	-	-	4	-	-	4
Dividends paid	-	-	-	(4,393)	-	(4,393)

Balance, March 31, 2015	10,459,924	$105	$3,376	$183,145	$683	$187,309

Nine months ended March 31, 2016

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218

Net earnings	-	-	-	4,894	-	4,894
Other comprehensive income	-	-	-	-	712	712
Stock based compensation expense	-	-	4	-	-	4
Stock repurchased	(180,117)	(2)	(1,141)	(1,217)	-	(2,360)
Dividends paid				(4,603)	-	(4,603)

Balance, March 31, 2016	10,279,807	$103	$2,239	$183,580	$943	$186,865

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of March 31, 2016 and the consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and nine month periods ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2016.

Certain reclassifications have been made to the fiscal 2015 financial statements to conform with the presentation of the third quarter of fiscal 2016 financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). The purpose of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the International Accounting Standards Board that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2016, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2015 Annual Report on Form 10-K. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarter and nine months ended March 31, 2016, the Company recognized pre-tax stock-based compensation expense of $1,100 and $3,300, respectively. Such expense related to options granted during fiscal 2013. The Company has not awarded any new grants in fiscal 2016 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant. As of March 31, 2016, approximately $5,900 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 16 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the nine months ended
	March 31, 2016		March 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00
Exercised	-	-	-	-
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	6,000		4,000

Stock options outstanding and exercisable are summarized below:

As of March 31, 2016
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	-	16.00	10,000	6.33	$16.00	6,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at March 31, 2016, there were no liabilities subject to ASC 820.

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

The Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2016 and June 30, 2015 are summarized as follows:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2016
U.S. Treasury Notes	$48,497	$48,497	$-	$-
Corporate debt securities	13,296	-	13,296	-
Agency MBS	33,486	-	33,486	-
Mutual fund investment	1,374	1,374	-	-
	$96,653	$49,871	$46,782	$-

As of June 30, 2015
U.S. Treasury Notes	$47,770	$47,770	$-	$-
Corporate debt securities	13,152	-	13,152	-
Agency MBS	18,669	-	18,669	-
Securities of state and political subdivisions	412	-	412	-
Mutual fund investment	1,209	1,209	-	-
	$81,212	$48,979	$32,233	$-

Certain financial assets, such as collateral dependent impaired loans and repossessed or returned assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. During the quarter ended March 31, 2016, the equipment subject to a lease rejected in bankruptcy was transferred from lease receivables and recorded as repossessed equipment in other assets.

The fair value of repossessed equipment is based on available market information, including sales results and appraisal, less estimated selling costs. The equipment repossessed was initially recorded at the estimated fair value less estimated selling costs at the time of transfer to repossessed and returned assets.

The following table summarizes the Company’s assets, which are measured at fair value on a non-recurring basis as of March 31, 2016. The Company had no such assets or liabilities at June 30, 2015.

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2016
Repossessed asset	$1,500	$-	$-	$1,500

NOTE 5 – fair value of Financial Instruments

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2016, and June 30, 2015, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	March 31, 2016		June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$79,456	$79,456	$60,240	$60,240
Investments	3,611	3,625	3,334	3,349
Securities available-for-sale	96,653	96,653	81,212	81,212
Commercial loan participations	362,871	359,659	227,238	226,627
Other loans	11,425	11,575	16,224	16,381
Financial Liabilities:
Demand and savings deposits	81,401	81,401	70,447	70,447
Time certificate of deposits	512,599	512,348	401,459	401,211
Short-term borrowings	$57,000	$57,010	$42,000	$42,004

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	March 31, 2016		June 30, 2015
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,539	1,539	1,260	1,260
Mortgage-backed investment	117	131	119	134
	$3,611	$3,625	$3,334	$3,349

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities available for sale at March 31, 2016 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,338	$1,159	$-	$48,497
Corporate debt securities	13,327	3	(34)	13,296
Agency MBS	33,229	257	-	33,486
Mutual fund investment	1,215	159	-	1,374
Total securities available-for-sale	$95,109	$1,578	$(34)	$96,653

The amortized cost and fair value of securities available for sale at June 30, 2015 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,286	$484	$-	$47,770
Corporate debt securities	13,165	18	(31)	13,152
Agency MBS	18,765	53	(149)	18,669
Securities of state and political subdivisions	406	6	-	412
Mutual fund investment	1,215	-	(6)	1,209
Total securities available-for-sale	$80,837	$561	$(186)	$81,212

The available-for-sale securities amortized cost and estimated fair value at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$-	$-
Due after one year but less than 5 years	60,665	61,793
Due after five years	33,229	33,486
No stated maturity	1,215	1,374
Total securities available-for-sale	$95,109	$96,653

During the nine months ended March 31, 2016, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. During the nine months ended March 31, 2015, the Company realized a gain of $438,000 from the sale of one equity investment for proceeds of $808,000. The net gain is recognized using the specific identification method and is included in non-interest income. The following table presents the fair value and associated gross unrealized loss on available-for-sale securities with a gross unrealized loss at March 31, 2016 and June 30, 2015.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At March 31, 2016
Corporate debt securities	$(34)	$8,278	$-	$-	$(34)	$8,278
Total	$(34)	$8,278	$-	$-	$(34)	$8,278

At June 30, 2015
Corporate debt securities	$(31)	$8,388	$-	$-	$(31)	$8,388
Agency MBS	(149)	14,170	-	-	(149)	14,170
Mutual fund investments	(6)	1,209	-	-	(6)	1,209
Total	$(186)	$23,767	$-	$-	$(186)	$23,767

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery. The $34,000 of unrealized losses at March 31, 2016 and the $186,000 unrealized losses at June 30, 2015 are related to fluctuations in interest rates during the periods, and not credit quality. Since the Company has the intent to hold these securities and more likely than not, will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and June 30, 2015.

In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment. While the Company had the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, the Company determined that an other than temporary impairment had occurred.

At March 31, 2016 and at June 30, 2015, U.S. Treasury notes and Agency MBS with an amortized cost of $80.6 million and $66.1 million, respectively, were pledged to secure borrowings from the FHLB (see Note 11).

NOTE 8 – NET INVESTMENT IN LEASES

Net investment in leases consists of the following:

	March 31, 2016	June 30, 2015
	(in thousands)
Minimum lease payments receivable	$280,849	$310,960
Estimated residual value	12,580	13,819
Less unearned income	(21,850)	(23,046)
Net investment in leases before allowances	271,579	301,733
Less allowance for lease losses	(2,311)	(3,339)
Less valuation allowance for estimated residual value	(70)	(70)
Net investment in leases	$269,198	$298,324

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $2.5 million at March 31, 2016 and $2.4 million at June 30, 2015.

NOTE 9 – COMMERCIAL LOANS

Commercial loans consist of the following:

	March 31, 2016	June 30, 2015
	(in thousands)
Commercial term loans	$375,353	$238,973
Commercial real estate loans	3,583	7,531
Revolving lines of credit	655	585
Total commercial loans	379,591	247,089
Less unearned income and discounts	(923)	(580)
Less allowance for loan losses	(4,372)	(3,047)
Net commercial loans	$374,296	$243,462

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $3.3 million at March 31, 2016 and $7.4 million at June 30, 2015. The Company has a recorded liability for unfunded loan commitments of $50,000 at March 31, 2016 and at June 30, 2015 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2016:
Pass	$204,729	$63,014	$370,204	$3,578	$641,525
Special Mention	3,386	432	4,886	-	8,704
Substandard	-	-	-	-	-
Doubtful	14	4	-	-	18
	$208,129	$63,450	$375,090	$3,578	$650,247
Non-accrual	$32	$4	$0	$0	$36

As of June 30, 2015:
Pass	$219,814	$69,865	$234,076	$7,523	$531,278
Special Mention	6,080	304	4,910	-	11,294
Substandard	5,435	217	-	-	5,652
Doubtful	14	4	-	-	18
	$231,343	$70,390	$238,986	$7,523	$548,242
Non-accrual	$37	$4	$-	$-	$41

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

The aging of financing receivables by portfolio class is as follows:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of March 31, 2016:
Commercial Leases	$136	$32	$168	$207,961	$208,129	$-
Education, Government, Non-profit Leases	-	4	4	63,446	63,450	-
Commercial and Industrial Loans	-	-	-	375,090	375,090	-
Commercial Real Estate Loans	-	-	-	3,578	3,578	-
	$136	$36	$172	$650,075	$650,247	$-

As of June 30, 2015:
Commercial Leases	$2,733	$37	$2,770	$228,573	$231,343	$-
Education, Government, Non-profit Leases	8	4	12	70,378	70,390	-
Commercial and Industrial Loans	-	-	-	238,986	238,986	-
Commercial Real Estate Loans	-	-	-	7,523	7,523	-
	$2,741	$41	$2,782	$545,460	$548,242	$-

The allowance balances and activity in the allowance related to financing receivables, by portfolio segment for the three and nine months ended March 31, 2016 and 2015 are presented in the following table:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
For the three months ended March 31, 2016:
Balance beginning of period	$2,264	$417	$3,761	$61	$6,503
Charge-offs	-	-	-	-	-
Recoveries	-	50	-	-	50
Provision	(350)	-	550	-	200
Balance end of period	$1,914	$467	$4,311	$61	$6,753

For the three months ended March 31, 2015:
Balance beginning of period	$2,611	$817	$2,436	$111	$5,975
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	-	-	100	-	100
Balance end of period	$2,611	$817	$2,536	$111	$6,075

For the nine months ended March 31, 2016:
Balance beginning of period	$2,592	$817	$2,936	$111	$6,456
Charge-offs	(1,029)	-	-	-	(1,029)
Recoveries	1	50	-	-	51
Provision	350	(400)	1,375	(50)	1,275
Balance end of period	$1,914	$467	$4,311	$61	$6,753

For the nine months ended March 31, 2015:
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	-	-	-	-	-
Recoveries	1	-	-	-	1
Provision	100	-	775	(100)	775
Balance end of period	$2,611	$817	$2,536	$111	$6,075

The following table presents the recorded investment in loans and leases and the related allowance based on impairment method as of March 31, 2016 and June 30, 2015 by portfolio segment.

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2016:
Allowance for lease and loan losses
Individually evaluated for impairment	$55	$4	$-	$-	$59
Collectively evaluated for impairment	1,859	463	4,311	61	6,694
Total ending allowance balance	$1,914	$467	$4,311	$61	$6,753

Finance receivables
Individually evaluated for impairment	$4,213	$4	$-	$-	$4,217
Collectively evaluated for impairment	203,916	63,446	375,090	3,578	646,030
Total ending finance receivable balance	$208,129	$63,450	$375,090	$3,578	$650,247

As of June 30, 2015:
Allowance for lease and loan losses
Individually evaluated for impairment	$563	$58	$-	$-	$621
Collectively evaluated for impairment	2,029	759	2,936	111	5,835
Total ending allowance balance	$2,592	$817	$2,936	$111	$6,456

Finance receivables
Individually evaluated for impairment	$5,449	$221	$-	$-	$5,670
Collectively evaluated for impairment	225,894	70,169	238,986	7,523	542,572
Total ending finance receivable balance	$231,343	$70,390	$238,986	$7,523	$548,242

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

The borrowings from the FHLB and weighted average interest rates at March 31, 2016 and June 30, 2015 were as follows:

	March 31, 2016		June 30, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$57,000	0.51%	$42,000	0.32%

At March 31, 2016, there was available borrowing capacity from the FHLB of $22.3 million related to qualifying real estate loans of $1.4 million and securities pledged with an amortized cost of $80.6 million. There were no borrowings from the FRB, leaving availability of approximately $103.4 million secured by $141.3 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2016 and 2015:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended March 31, 2016
Total interest income	$6,558	$276	$3	$6,837
Net interest income after provision for credit losses	4,653	366	3	5,022
Other income	421	76	-	497
Net income	$1,606	$209	$(204)	$1,611

Quarter ended March 31, 2015
Total interest income	$5,368	$419	$-	$5,787
Net interest income after provision for credit losses	4,207	467	-	4,674
Other income	899	68	-	967
Net income	$1,730	$168	$(220)	$1,678

Nine months ended March 31, 2016
Total interest income	$18,654	$998	$5	$19,657
Net interest income after provision for credit losses	12,753	1,277	5	14,035
Other income	1,346	756	-	2,102
Net income	$4,439	$1,070	$(615)	$4,894

Nine months ended March 31, 2015
Total interest income	$15,296	$1,461	$1	$16,758
Net interest income after provision for credit losses	11,527	1,673	1	13,201
Other income	3,581	4,598	-	8,179
Net income	$5,071	$3,345	$(722)	$7,694

Total assets at March 31, 2016	$821,627	$77,605	$(38,342)	$860,890
Total assets at March 31, 2015	$636,391	$92,689	$(43,885)	$685,195

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan bookings, including variations in the mix and funding of such bookings, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin. The Company’s current balance sheet structure is short-term in nature, with over 69% of interest-earning assets and 83% of interest bearing liabilities repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $1.61 million for the third quarter ended March 31, 2016 were down 4.0%, from net earnings of $1.68 million for the third quarter of fiscal 2015 as a $469,800 decrease in non-interest income offset a $348,100 increase in net interest income after provision for credit losses and a $28,000 decrease in non-interest expenses. The decrease in non-interest income reflects lower gains recognized on the sale of leases to banks or other financial institutions.

During the third quarter of fiscal 2016, commercial loans booked of $62.5 million increased 55.6% from $40.2 million booked during the third quarter of fiscal 2015, while commercial loan bookings of $190.8 million for the first nine months of fiscal 2016 were up 70.5% compared to the same prior year period. Lease bookings of $42.0 million for the third quarter of fiscal 2016 were up 6.8% from the $39.3 million booked during the third quarter of fiscal 2015, while lease bookings of $105.5 million for the first nine months of fiscal 2016 were down 33.1% compared to the first nine months of fiscal 2015. With total lease and loan bookings for the first nine months of fiscal 2016 of $296.2 million up 9.9% from the same period of fiscal 2015, the Company’s net investment in leases and loans of $643.5 million was up 18.8% from $541.8 million at June 30, 2015 and 26.8% greater than at March 31, 2015.

The Company’s portfolio of investment securities increased to $100.3 million at March 31, 2016 from $84.5 million at June 30, 2015. The increase during the first nine months of fiscal 2016 primarily related to the acquisition of US Agency mortgaged-backed securities.

Consolidated Statement of Earnings Analysis

Summary – For the third quarter ended March 31, 2016, net earnings of $1.61 million decreased $68,000, or 4.0%, from $1.68 million for the third quarter ended March 31, 2015. For the nine months ended March 31, 2016, net earnings decreased $2.8 million, or 36.4% to $4.9 million from $7.7 million for the first nine months of fiscal 2015. Diluted earnings per share of $0.15 per share for the third quarter of fiscal 2016 were down 3.5% from the $0.16 per share for the third quarter of fiscal 2015. 2016 earnings per share benefited from a slight reduction in average shares outstanding during the third quarter. For the nine months ended March 31, 2016, diluted earnings per share of $0.47 decreased 36.3%, compared to $0.74 per share for the same prior year period.

Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits and borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income before provision for credit losses by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2016 vs 2015			March 31, 2016 vs 2015
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(357)	$(135)	$(492)	$(1,210)	(60)	$(1,270)
Commercial loans	1,362	(74)	1,288	3,664	(83)	3,581
Investment securities	217	(31)	186	781	(289)	492
Interest-earning deposits with banks	11	57	68	28	68	96
	1,233	(183)	1,050	3,263	(364)	2,899
Interest expense
Demand and savings deposits	9	2	11	20	-	20
Time deposits	392	155	547	1,008	428	1,436
Borrowings	24	20	44	76	33	109
	425	177	602	1,104	461	1,565
Net interest income	$808	$(360)	$448	$2,159	(825)	$1,334

Net interest income was $5.2 million for the quarter ended March 31, 2016, a $448,100, or a 9.4% increase compared to the same quarter of the prior year. Total interest income for the third quarter of fiscal 2016 increased 18.2% to $6.8 million from $5.8 million during the third quarter of the prior year. This increase includes a $1.3 million, or 66.7%, increase in commercial loan income that reflected a 70.5% increase in average loan balances to $347.7 million and a 9 basis point decrease in average yield to 3.70%. Finance income decreased by $491,700 or 14.1%, due to a 10.2% decrease in the average investment in leases to $270.6 million and a 20 basis point decrease in the average yield to 4.43%. Investment income increased by 69.7%, or $254,700, as average cash and investment balances increased 51.9% to $178.7 million and the average yield increased by 14 basis points to 1.39%. During the quarter, the Company benefitted from an increase in rates earned on interest earning deposits with banks of 29 basis points to 0.49% and an increase in the average balance of $21.7 million to $78.2 million while a $39.4 million increase in investment balances offset a 12 basis point decline in yield. Interest expense paid on deposits and borrowings during the third quarter of fiscal 2016 increased by $602,400, or 59.5%, reflecting a 42.1% increase in average balances to $630.6 million while the average rate paid increased 11 basis points from 0.91% to 1.02%. The average rate paid during the third quarter benefitted from increased borrowings from the Federal Home Loan Bank Board (FHLB) at an average rate of 0.46% that offset an increase in average deposit costs from 0.95% to 1.08%.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2016			March 31, 2015
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$78,223	$96	0.49%	$56,554	$28	0.20%
Investment securities	100,454	524	2.09%	61,062	338	2.21%
Commercial loans	347,724	3,218	3.70%	203,926	1,930	3.79%
Net investment in leases	270,612	2,999	4.43%	301,380	3,491	4.63%
Total interest-earning assets	797,013	6,837	3.43%	622,922	5,787	3.72%
Other assets	45,524			44,249
	$842,537			$667,171

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$79,158	97	0.49%	$71,890	86	0.48%
Time deposits	494,415	1,452	1.17%	344,908	905	1.05%
Other borrowings	57,000	66	0.46%	26,858	22	0.32%
Total interest-bearing liabilities	630,573	1,615	1.02%	443,656	1,013	0.91%
Non-interest bearing demand deposits	2,117			1,921
Other liabilities	22,243			35,244
Shareholders' equity	187,604			186,350
	$842,537			$667,171
Net interest income		$5,222			$4,774

Net interest spread (2)			2.41%			2.81%
Net interest margin (3)			2.62%			3.07%
Average interest earning assets over
average interest bearing liabilities			126.4%			140.4%

(1)   Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.

(2)   Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(3)   Net interest margin represents net interest income as a percent of average interest earning assets.

Net interest income for the nine months ended March 31, 2016 was $15.3 million, a $1.3 million, or a 9.5% increase compared to $14.0 million for the nine months ended March 31, 2015. Total interest income for the first nine months of fiscal 2016 increased 17.3% to $19.7 million from $16.8 million for first nine months of the prior year primarily as a result of a $3.6 million increase in commercial loan income that offset a $1.3 million decrease in finance income. The increased loan income to $ $8.3 million reflected a 76.9% increase in average loan balances to $304.0 million, while average rates earned decreased 4 basis points to 3.66%. The 11.6% decline in finance income to $9.7 million was due to an 11% decline in the average investment in leases to $276.2 million while the average yield earned decreased by 3 basis points to 4.68%. Investment income increased by 57.5%, or $587,300, to $1.6 million as average cash and investment balances increased 59.4% to $163.9 million offset by average yields that decreased by 2 basis points to 1.31%. Over the past year, maturing corporate securities were replaced by U.S. treasuries and U.S. Agency mortgaged-backed securities yielding substantially less, reducing average investment yields for the first nine months of fiscal 2016 to 2.11% from 2.53% for the first nine months of fiscal 2015. For the nine months ended March 31, 2016, interest expense on deposits and borrowings increased by $1.6 million, or 56.3%, to $4.3 million on a 41.6% increase in average deposits and borrowings to $574.1 million. The average rate paid increased from 0.91% to 1.01% as FHLB borrowings at an average rate of 0.40% helped offset the increase in average deposit costs from 0.94% to 1.07%.

	Nine months ended			Nine months ended
	March 31, 2016			March 31, 2015
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$72,673	$169	0.31%	$52,758	$73	0.18%
Investment securities	91,180	1,440	2.11%	50,019	948	2.53%
Commercial loans	303,992	8,348	3.66%	171,871	4,767	3.70%
Net investment in leases	276,244	9,700	4.68%	310,448	10,970	4.71%
Total interest-earning assets	744,089	19,657	3.52%	585,096	16,758	3.82%
Other assets	48,838			46,419
	$792,927			$631,515

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$71,989	266	0.49%	$66,543	246	0.49%
Time deposits	453,040	3,935	1.16%	322,856	2,499	1.03%
Other borrowings	49,055	146	0.40%	16,092	37	0.31%
Total interest bearing liabilities	574,084	4,347	1.01%	405,491	2,782	0.91%
Non-interest bearing demand deposits	2,201			2,041
Other liabilities	28,640			38,484
Shareholders' equity	188,002			185,499
	$792,927			$631,515
Net interest income		$15,310			$13,976

Net interest spread (2)			2.51%			2.91%
Net interest margin (3)			2.74%			3.18%
Average interest earning assets over
average interest bearing liabilities			129.6%			144.3%

(1)   Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.

(2)   Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(3)   Net interest margin represents net interest income as a percent of average interest earning assets.

For the first nine months of fiscal 2016, the average yield on all interest earning assets decreased by 30 basis points to 3.52% from 3.82% while the average rate paid on all interest-bearing liabilities increased by 9 basis points to 1.01%. As a result, the net interest margin decreased to 2.74% in the first nine months of fiscal 2016 from 3.18% for the first nine months of fiscal 2015. The decline in net interest spread and margin in fiscal 2016 is largely due to the increase in lower yielding commercial loans to 41% of average interest earning assets from 29% for the first nine months of fiscal 2015, and also reflects higher rates paid on deposits. The average yield on interest earnings assets can fluctuate from quarter to quarter due to relative growth and transaction activity in both the lease and loan portfolio.

Provision for Credit Losses – The Company made a $200,000 provision for credit losses during the third quarter of fiscal 2016, which compared to a $100,000 provision made during the third quarter ending March 31, 2015. The third quarter 2016 provision related to the 15% growth in the loan portfolio during the quarter. During the first nine months of fiscal 2016, the Company made a provision for credit losses of $1.275 million, compared to a $775,000 provision recorded during the first nine months of fiscal 2015. The provision in fiscal 2016 supports the 54% growth in the loan portfolio since June 2015 and covered the $1.0 million write-down during the second quarter of a lease in bankruptcy. At March 31, 2016, the allowance for credit losses of $6.75 million is considered to be consistent with the credit profile of the consolidated portfolio.

Non-interest Income – Total non-interest income of $497,400 for the third quarter of fiscal 2016 was down 48.6% from $967,200 for the same period of the prior year. The decrease was principally due to a $374,300 decrease in the gains recognized on the sale of leases. Income from leases reaching their end of term remained flat.

Total non-interest income of $2.1 million for the first nine months of fiscal 2016 was down 74.3% from $8.2 million reported for the first nine months of fiscal 2015. The decline reflects the comparison to the prior year period that benefitted from a $2.7 million recovery from the settlement of claims filed in antitrust litigation against certain manufacturers of thin-film transistor liquid display panels. Excluding that income, nine-month non-interest income for fiscal 2016 was still down by $3.3 million or 61%. The decrease includes a $1.7 million decline in income recognized on leases reaching the end of term and a $1.1 million decline in the gain on sale of leases from $2.0 million to $889,900.

Non-interest Expenses – During the third quarter of fiscal 2016, non-interest expenses of $2.9 million remained flat compared to the third quarter of fiscal 2015. Included in non-interest expenses in the third quarter of fiscal 2016 is the write-down of the repossessed asset by $197,000 to the estimated fair value less estimated selling costs at the time of transfer to repossessed assets. For the nine months ended March 31, 2016, non-interest expenses of $8.1 million decreased 8.3% from $8.8 million for the same period of the prior year. The decrease in expenses for the nine months is due primarily to lower compensation expense and offset by the write-down discussed above.

Taxes – Income taxes were accrued at a tax rate of 38.9% for the three and nine months ended March 31, 2016, compared to 38.5% for the same periods of the prior year, representing the estimated annual tax rate at the end of each respective period.

Financial Condition Analysis

Consolidated total assets at March 31, 2016 of $860.9 million increased 17.8% from $731.1 million at June 30, 2015. The growth in total assets is due to an increase of $130.8 million in the commercial loan portfolio, a $19.2 million increase in cash and due from banks, a $15.4 million increase in securities available-for-sale offset by a decrease of $29.1 million in the net investment in leases and a $7.0 million decrease in property acquired for transactions in process.

Lease Portfolio

Total lease bookings during the first nine months of fiscal 2016 were $105.4 million compared to $157.5 million booked during the same period of the prior year. During the first nine months of fiscal 2016, 83.4% of the leases booked by the Company were held in its own portfolios, with 16.6% sold to other financial institutions. In addition, during the nine months ended March 31, 2016, the Company sold or assigned receivables of $6.0 million held in its portfolio at June 30, 2015. As a result, the Company’s net investment in leases at March 31, 2016 of $269.2 million was down 9.8% from $298.3 million at June 30, 2015, a reduction of $29.1 million, and down 3.0% from $277.6 million at December 31, 2015.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2016, the Company’s investment in property acquired for transactions in process of $24.3 million was down 22.4% from $31.3 million at June 30, 2015, and down 31.3% from $35.4 million at December 31, 2015. The decrease in transactions in process from December 31, 2015 is largely related to the booking of a $20 million lease transaction that had been included at December 31, 2015, and was replaced only in part by other new transactions during the quarter. Included in transactions in process at March 31, 2016 is $5.9 million related to a customer in bankruptcy that subsequently has been paid off and will not be booked as a lease.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased by $130.8 million, or 53.7%, to $374.3 million at March 31, 2016 from $243.5 million at June 30, 2015. The increase in the Company’s commercial loan portfolio included the investment of $190.8 million in new commercial loans offset by loan payoffs and repayments aggregating to $58.6 million. In addition, at March 31, 2016 the Company had unfunded commercial loan commitments of $35.1 million compared to $35.4 million at June 30, 2015.

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

The following table summarizes the Company’s non-performing leases and loans and assets.

	March 31,	June 30,
	2016	2015
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$36	$41
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	36	41
Repossessed equipment	1,500	-
Total non-performing assets	$1,536	$41

Non-performing leases as % of net investment
in leases and loans before allowances	0.01%	0.01%
Non-performing assets as % of total assets	0.18%	0.01%

In addition to the non-performing leases identified above, there was $136,000 of investment in leases at March 31, 2016 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $5.6 million at June 30, 2015 and $6.5 million at March 31, 2015. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

Non-performing assets consists of non-performing leases as well as other repossessed assets. During the quarter ended March 31, 2016, the Company transferred a non-performing lease of $1.7 million at December 31, 2015 related to a customer in bankruptcy to repossessed equipment. The $2.7 million lease was placed on non-accrual during the first quarter of fiscal 2016 and then written down to $1.7 million during the second quarter and transferred to repossessed assets at a value of $1.5 million.

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

	Nine months ended
	March 31,
	2016	2015
	(dollars in thousands)

Property acquired for transactions in process before allowance	$24,306	$25,618
Net investment in leases and loans before allowance	650,247	513,679
Net investment in “risk assets”	$674,553	$539,297

Allowance for credit losses at beginning of period	$6,456	$5,299
Charge-off of lease receivables	(1,029)	-
Recovery of amounts previously written off	51	1
Provision for credit losses	1,275	775
Allowance for credit losses at end of period	$6,753	$6,075

Components of allowance for credit losses:
Allowance for lease losses	$2,311	$3,348
Residual valuation allowance	70	80
Allowance for loan losses	4,372	2,647
	$6,753	$6,075
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.04%	1.18%
Allowance for credit losses as a percent of net investment in “risk assets”	1.00%	1.13%

The allowance for credit losses increased $297,000 to $6.75 million (1.04% of net investment in leases and loans before allowances) at March 31, 2016 from $6.46 million (1.18% of net investment in leases and loans before allowances) at June 30, 2015. This allowance consisted of $76,000 allocated to specific accounts that were identified as problems and $6.67 million that was available to cover losses inherent in the portfolio. This compared to $645,000 allocated to specific accounts at June 30, 2015 and $5.8 million available for losses inherent in the portfolio at that time. The decrease in the specific allowance at March 31, 2016 primarily relates to a charge-off of over $1.0 million against a lease individually evaluated for impairment offset by new specific problems identified. The Company considers the allowance for credit losses of $6.75 million at March 31, 2016 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $96.7 million as of March 31, 2016, compared with $81.2 million at June 30, 2015. The amortized cost and fair value of the Company’s securities portfolio available-for-sale at March 31, 2016 and June 30, 2015 are as follows:

	As of March 31, 2016		As of June 30, 2015
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury Notes	$47,338	$48,497	$47,286	$47,770
Corporate debt securities	13,327	13,296	13,165	13,152
Agency MBS	33,229	33,486	18,765	18,669
Securities of state and political subdivisions	-	-	406	412
Mutual fund investment	1,215	1,374	1,215	1,209
Total securities available-for-sale	$95,109	$96,653	$80,837	$81,212

During the first nine months of fiscal 2016, the Company’s portfolio of securities available-for-sale increased $15.4 million through new purchases of $22.2 million and a $1.2 million increase in market value offset by maturities, pay downs, and an early call of securities of $7.9 million. At March 31, 2016, the weighted average maturity of the portfolio is 6.3 years and the corresponding weighted average yield was 1.91%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, FHLB borrowings and non-recourse debt. At March 31, 2016 and June 30, 2015, the Company’s cash and due from banks were $79.5 million and $60.2 million, respectively.

Deposits at CalFirst Bank totaled $594.0 million at March 31, 2016, up 35.1% from $439.5 million at March 31, 2015 and 25.9% from $471.9 million at June 30, 2015. The $154.5 million increase from March 31, 2015 was used primarily to fund the growth in the Bank’s loan and securities portfolios and maintain liquidity. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2016 and 2015:

	Nine months ended March 31,
	2016			2015
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$2,743	$2,201	n/a	$2,601	$2,041	n/a
Interest-bearing demand deposits	1,510	2,367	0.20%	2,987	1,750	0.20%
Money market deposits	77,148	69,622	0.50%	67,514	64,793	0.50%
Time deposits, less than $100,000	91,668	79,011	1.15%	63,765	58,255	1.03%
Time deposits, $100,000 or more	$420,931	$374,029	1.16%	$302,667	$264,601	1.03%

The following table shows the maturities of certificates of deposits at March 31, 2016:

	$250,000 or less	More than $250,000
	(in thousands)
Under 3 months	$91,245	$33,224
3 – 6 months	68,696	20,748
7 – 12 months	163,844	46,196
13 – 24 months	56,127	14,642
25 – 36 months	13,034	4,843
	$392,946	$119,653

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank had short-term borrowings outstanding of $57.0 million at March 31, 2016 at an average rate paid of 0.40% and an outstanding balance of $26.9 million at March 31, 2015 at an average rate paid of 0.31%. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $22.3 million available under the agreement as of March 31, 2016. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at March 31, 2016 of approximately $103.4 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2016, the Company had outstanding non-recourse debt aggregating $5.9 million relating to discounted lease rentals assigned to unaffiliated lenders, down from $10.2 million at June 30, 2015 and $11.6 million at March 31, 2015. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of March 31, 2016 and June 30, 2015. Information for both periods reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	March 31,		June 30,
	2016		2015
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$185,922	24.66%	$187,987	29.17%
Tier 1 risk-based capital	$185,922	24.66%	$187,987	29.17%
Total risk-based capital	$192,725	25.56%	$194,493	30.18%
Tier 1 leverage capital	$185,922	22.03%	$187,987	26.79%

California First National Bank
Common equity Tier 1 capital	$113,586	15.56%	$109,147	17.65%
Tier 1 risk-based capital	$113,586	15.56%	$109,147	17.65%
Total risk-based capital	$120,166	16.46%	$115,306	18.65%
Tier 1 leverage capital	$113,586	14.21%	$109,147	17.10%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2016. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$26,849	$26,849	$-	$-
Commercial loan and lease purchase commitments	32,548	32,548	-	-
FHLB Borrowings	57,000	57,000	-	-
Operating lease rental payments	1,695	680	1,015	-
Total contractual commitments	$118,092	$117,077	$1,015	$-

_______________________________________

(1)	Disbursements to purchase property on approved lease commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At March 31, 2016, the Company had $80.8 million of cash or invested in securities of very short duration. The Company’s investment in gross lease payments receivable and commercial loans of $673.0 million consists of leases with fixed rates and loans with variable rates, however, $486.5 million of such investment matures or reprices within one year of March 31, 2016. Of the $100.3 million investment in securities, $1.4 million mature within twelve months. This compares to interest bearing deposit and borrowing liabilities of $648.3 million, of which $559.6 million, or 86.3%, mature within one year. Based on the foregoing, at March 31, 2016 the Company had assets of $567.3 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $559.6 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$79,456	$-	$-	$-	$-	$79,456
Investment securities	1,374	-	61,793	37,097	-	100,264
Net investment in leases	28,593	88,310	166,908	9,618	(24,231)	269,198
Commercial loans	368,467	1,083	8,956	1,085	(5,295)	374,296
Non-interest earning assets	-	-	-	-	37,676	37,676
Totals	477,890	89,393	237,657	47,800	8,150	$860,890
Cumulative total for RSA	$477,890	$567,283	$804,940	$852,740

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$78,658	$-	$-	$-	$2,743	$81,401
Time deposits	124,469	299,484	88,646	-	0	512,599
Borrowings	57,000	-	-	-	0	57,000
Non-interest bearing liabilities	-	-	-	-	23,025	23,025
Stockholders' equity	-	-	-	-	186,865	186,865
Totals	$260,127	$299,484	$88,646	$-	$212,633	$860,890
Cumulative total for RSL	$260,127	$559,611	$648,257	$648,257

Interest rate sensitivity gap	$217,763	$(210,091)	$149,011	$47,800
Cumulative GAP	$217,763	$7,672	$156,683	$204,483

RSA divided by RSL (cumulative)	183.71%	101.37%	124.17%	131.54%
Cumulative GAP / total assets	25.30%	0.89%	18.20%	23.75%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2016:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2016 - January 31, 2016	-	$-	368,354
February 1, 2016 - February 29, 2016	-	$-	368,354
March 1, 2016 - March 31, 2016	180,117	$13.10	188,237
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	30
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	31
32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	32

California First National Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant
DATE:	April 28, 2016	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett Executive Vice President (Principal Financial and Accounting Officer)

