Form 10-K
period 2016-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2016-09-27
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act   Yes ☐     No ☒

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2015 was $31,235,383. Number of shares outstanding as of September 16, 2016: Common Stock 10,279,807.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2016.

California First National Bancorp and Subsidiaries

California First National Bancorp and Subsidiaries

PART I

ITEM 1. BUSINESS

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”). The Company is regulated by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco (“FRB”) under the U.S. Bank Holding Company Act of 1956, as amended. CalFirst Bank is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”).

The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. CalFirst Bank, now responsible for substantially all lease and loan origination, gathers deposits through posting rates on the Internet and conducts all banking and other operations from one central location. Over the past few years, the Company has migrated from primarily leasing equipment toward a broader commercial lending program and during the year ended June 30, 2016, commercial loans accounted for 68% of the Company’s bookings, up from 42% in fiscal 2015 and less than 5% five years ago.

At June 30, 2016, the Company had total assets of $888.2 million, up 22% from the prior year, leases and loans of $641.4 million, total deposits of $633.1 million, and a conservative capital profile with stockholders’ equity of $191.0 million producing regulatory capital ratios at June 30, 2016 of 25.1% Tier 1 capital, 26.0% total capital and 21.7% Tier 1 leverage capital, well above required regulatory thresholds.

Leasing Activities

At June 30, 2016, leases accounted for 37% of the Company’s lease and loan portfolio, down from 55% and 72% at June 30, 2015 and 2014, respectively. The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets, and has seen an increase in the volume of other assets over the last few years. In addition to computer systems and networks, property leased includes automated warehouse distribution management systems, manufacturing production systems, and telecommunications systems such as wireless networks, voice over Internet protocol (“VoIP”) systems, and satellite tracking systems. Retail point-of-sale and inventory tracking systems often integrate computers, scanners and software. Other electronic equipment leased includes robotic surgical systems, ultrasound and medical imaging systems, computer-based patient monitoring systems, testing equipment, copying and digital printing equipment. In addition, the Company leases a wide variety of non-electronic property, including office equipment, mining equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture. The mixture of property subject to leases booked in any year varies by year. In fiscal 2016, leases involved with computer equipment and software accounted for 35% of the property, up from 15% the prior year but down from 41% in fiscal 2014. A comparison of the mix of property subject to new leases booked in each of the three years ending June 30, 2016 is set forth below (dollars in thousands):

Year End June 30,	2016	%	2015	%	2014	%
Computer Hardware and Software	$38,372	35%	$32,857	15%	$73,922	41%
Warehouse Management Systems	24,414	22%	33,240	15%	1,882	1%
Transportation equipment	14,077	13%	16,331	7%	15,763	9%
Medical Equipment	10,354	9%	16,445	8%	13,819	8%
Furniture & Fixtures	10,118	9%	27,123	12%	21,722	12%
Yellow Equipment	3,426	3%	9,179	4%	9,095	5%
Manufacturing Equipment	3,174	3%	23,554	11%	17,170	9%
Office Equipment	1,195	1%	10,068	5%	2,205	1%
Air Transport Equipment	-	0%	25,000	11%	6,750	4%
Other	5,240	5%	23,988	11%	19,022	10%
Cost of Property on Leases Booked	$110,370		$217,785		$181,350

The Company provides leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as educational, government and non-profit entities. The average size of the lease transactions booked during fiscal 2016 was approximately $751,000, compared with $1.1 million during fiscal 2015 and $935,000 during fiscal 2014. Two customers accounted for 18% and 13% of the property cost subject to leases booked during fiscal 2016, while in fiscal 2015 two customers accounted for 14% and 12% of leases booked and in fiscal 2014 one customer accounted for 13% of leases booked in that year. Leases primarily are originated directly through a centralized marketing program and direct delivery channels, or through other banks or origination sources. During fiscal 2016, 97% of property cost subject to leases booked was originated directly by the Company, compared to 94% originated directly in fiscal 2015 and 89% originated directly in fiscal 2014. The marketing program includes a database of current and potential users of business property, as well as in-house customer relations management systems. The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers. Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets.

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

Through its lease purchase operations, the Bank purchases lease receivables on a non-recourse basis from other intermediaries. All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship. The Bank generally does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. Periodically, the Bank will purchase a whole lease and assume the role as lessor and take a residual interest in the property subject to such lease. The Bank verifies the completeness of all lease documentation prior to purchase, confirms that the Bank’s position is secure and that liens have been perfected, and legal documentation has been filed as appropriate. Leases purchased from unaffiliated third parties during fiscal 2016 aggregated to $2.9 million, or 3% of total leases booked. In fiscal 2015, purchased leases of $13.5 million represented 6% of total bookings while fiscal 2014 purchased leases of $19.6 million represented 11% of total bookings.

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

Lease Portfolio

During the fiscal year ended June 30, 2016, 93.5% of the total dollar amount of new leases completed by the Company were booked by CalFirst Bank, up from 90.4% in fiscal 2015 and 92.7% in fiscal 2014. The only new lease booked by CalFirst Leasing in fiscal 2016 was a participation with CalFirst Bank, as CalFirst Leasing no longer has a direct lease origination effort.

During the fiscal years ended June 30, 2016, 2015 and 2014, 89%, 88% and 97%, respectively, of the total dollar amount of new leases completed by the Company were retained in the Company’s portfolios, with the balance of such leases discounted to unaffiliated financial institutions. The Bank’s strategy is to develop a conservative, diversified portfolio of leases with credit worthy lessees through a portfolio management system that balances risk and reward while also managing exposures to any one credit or industry. The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. Through the use of non-recourse financing, the Company avoids risks that do not meet our risk/reward requirements or reduces its exposure to meet internal or regulatory requirements. A small portion of the portfolio, primarily held by CalFirst Leasing, includes leases where the credit profile of the lessee or the underlying leased property is not acceptable to other financial institutions.

California First National Bancorp and Subsidiaries

The table below presents the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2016, 2015 and 2014, respectively. Of the Bank’s Net Lease Receivable, approximately 88%, 82% and 74%, respectively, represented leases originated directly by the Bank, with 12%, 16% and 21%, of the Bank’s Net Lease Receivables at June 30, 2016, 2015 and 2014, respectively, related to leases purchased from unaffiliated parties.

(dollars in thousands)	As of June 30,
	2016		2015		2014
	Net Lease	Percent of	Net Lease	Percent of	Net Lease	Percent of
	Receivable	Total	Receivable	Total	Receivable	Total
California First National Bank	$213,355	94%	$270,657	94%	$288,331	91%
California First Leasing	$14,554	6%	$15,727	6%	$27,343	9%

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees. The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2016, 2015, and 2014, the Company’s total investment in property acquired for transactions-in-process amounted to $30.9 million, $31.3 million and $40.6 million, respectively. Of such amounts, 100%, 91% and 77%, respectively, for each respective year related to CalFirst Bank, with the balance held by CalFirst Leasing.

Commercial Loans

Commercial loans of $403.7 million accounted for 63% of the Company’s net investment in leases and loans at June 30, 2016, an increase from $243.5 million, or 45% of the Company’s investment, at June 30, 2015 and $129.2 million, or 28% of the Company’s investment, at June 30, 2014. During fiscal 2016, the Company boarded $238.1 million of new commercial loans that were offset in part by payoffs and principal reductions of $77.8 million. Fiscal 2016 commercial loan bookings were up 53% from fiscal 2015 bookings of $155.3 million, which were reduced by payoffs and principal reductions of approximately $41.1 million. In January 2015, the OCC removed restrictions that limited the growth in the Bank’s commercial loan portfolio within certain guidelines.

Over 96% of the commercial loan portfolio consists of participations in syndicated transactions led primarily by major money center banks, with approximately 4% of the loan portfolio at June 30, 2016 the result of a direct origination effort. Direct loan origination is directed toward the Company’s existing and targeted customer database as a complementary product leveraging existing resources and extending customer longevity. Commercial loan products offered include commercial mortgages, term loans and lines of credit, and generally will be secured, but unsecured loans will be considered, depending on the nature of the credit. The Bank had four direct commercial loans aggregating to $14.3 million outstanding as of June 30, 2016, all at fixed rates, ranging in size from $1.5 million to $7.6 million, and with remaining terms of 35 months to 15 years. One loan is unsecured with the other three all secured by real estate used in the borrower’s business.

Syndicated bank loans are almost all term loans secured by substantially all of the borrower’s assets, although in some cases term loans have a second lien on working capital assets and less than 100% security interest in certain foreign assets. At June 30, 2016, the Bank had one commitment on a revolving line of credit which was fully drawn at such date. All syndicated loans are priced at floating rates, and generally are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s), respectively. At June 30, 2016, 24% of the syndicated loan portfolio is rated investment grade (Baa3 or higher by Moody's or BBB- or higher by S&P) by one or more of the rating agencies, compared to 28% of the syndicated loan portfolio at June 30, 2015, while approximately 11.9% of the syndicated loan portfolio at June 30, 2016 relates to companies that are rated lower than Ba, up from 6.3% at June 30, 2015.

Approximately 79% of the loan portfolio at June 30, 2016 is characterized as “leveraged loans” under guidance promulgated by federal bank regulators, compared to 59% under such guidance at June 30, 2015. Credits that the Company characterizes as higher risk leveraged loans accounted for approximately 8% of the syndicated loan portfolio at June 30, 2016, compared to 14% at June 30, 2015 under the same definition. The Bank’s credit policies and administrative processes have been augmented significantly to incorporate guidance issued by federal banking regulators regarding leveraged lending.

The Bank’s syndicated loan portfolio is diversified across industries, with the loans to individual credits ranging in size from $250,000 to $12.4 million. At June 30, 2016, the average principal outstanding on 84 credits was $4.6 million, and the remaining terms ranged from one to seven years. The Bank’s underwriting of commercial loans is consistent with its credit standards for leases, although its policies have been augmented to address credit issues related to the larger average investment in individual loans and regulatory issues governing the participation market. The risks associated with loans in which the Bank participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from the Bank’s limited ability to control actions of the syndicate. Existing staff administer loan operations including documentation, lien perfection, funding, payments and collections. The Bank’s current computer systems are capable of fully processing loans and have the requisite connectivity to the Company’s accounting, customer service and collections processes.

California First National Bancorp and Subsidiaries

The table below presents the commercial loan balance net of unearned income and discounts and before allowances by loan type in the Company’s portfolios at June 30, 2016, 2015 and 2014, respectively.

(dollars in thousands)	As of June 30,
	2016		2015		2014
	Net Loan	Percent of	Net Loan	Percent of	Net Loan	Percent of
	Balance	Total	Balance	Total	Balance	Total
Commercial term loans	$398,240	97.5%	$238,424	96.7%	$120,803	92.1%
Revolving lines of credit	$3,389	0.8%	$562	0.2%	$2,448	1.9%
Commercial real estate loans	$6,679	1.6%	$7,523	3.1%	$7,907	6.0%

Commercial loan transactions funded during fiscal 2016 of $238.1 million, included two direct real estate loans for $4.7 million and loan participations aggregating to $233.9 million to 55 different credits. This compared to $155.3 million through participations during fiscal 2015. Yields earned on commercial loans tend to be lower than yields earned on lease transactions, but the average life or duration of the investment is expected to be longer and such yields will vary more with changes in market interest rates.

Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The strategy emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while managing the risk to any one area. The consolidated lease and loan portfolio at June 30, 2016 includes over 598 lease schedules and 87 commercial loans. No customer accounted for more than 4% of the net investment in leases and loans at June 30, 2016 and 3% at June 30, 2015 and June 30, 2014. The ten largest customers accounted for 18% of the lease and loan portfolio at June 30, 2016, compared to 19% of the portfolio at June 30, 2015 and 24% at June 30, 2014.

As a national bank, CalFirst Bank is subject to lending limit rules that restrict the maximum credit that the Bank may extend to any one entity at any one time to 15% of unimpaired capital and surplus. At June 30, 2016, the Bank’s “legal lending” limit was $18.4 million. The Company and CalFirst Leasing are not subject to any regulatory limits. At June 30, 2016, the largest single exposure of CalFirst Bank to one credit was $14.8 million. CalFirst Leasing also has exposure to this same credit, and the combined exposure of $23.4 million represents 3.6% of the Company’s net investment in leases and loans.

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

An Asset Management (“AM”) group handles the day-to-day management and oversight of the lease and loan portfolios. The AM group monitors the performance of all leases held in the portfolios, transactions-in-process as well as lease transactions assigned to lenders, if the Company retains a residual investment in the leased property subject to the lease. The AM group conducts an ongoing review of all leases 10 or more days delinquent, contacts the lessee directly and generally sends the lessee a notice of non-payment within 15 days after the due date. In the event that payment is not then received, senior management becomes involved. Delinquent leases are coded in the AM tracking system in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternative resolutions are not obtained. At 90 days past due, leases and loans will be placed on non-accrual status such that interest income no longer accretes into income, unless the Company believes the amounts due are otherwise recoverable.

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

Deposit Products

At June 30, 2016, the Bank had $633.2 million in deposits, of which $82.0 million were demand, savings or money market accounts and $551.2 million, or 87%, were time deposits. The Bank’s deposits have been gathered primarily through the Internet. The Bank offers interest-bearing checking accounts, money market accounts, savings accounts and three (3) month to three (3) year certificates of deposit (“CDs”) to taxable and IRA depositors. CDs are offered with varying maturities in order to achieve a fair approximation or match of the average life of the Bank’s lease and loan portfolio. With leases generally providing for fixed rental rates, a matching fixed rate CD book is intended to allow the Bank to minimize interest rate fluctuation risk. Most of the Bank’s commercial loans are floating rate.

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

Operations

The Bank’s operations have been developed by outsourcing certain principal functions to leading bank industry service providers and by sharing established systems utilized by CalFirst Leasing or the Company. Outsourced systems include the Bank’s core processing and electronic banking system, electronic bill payment systems and depository services, including item processing. The Bank believes it benefits from the service provider's expertise and investments in developing technology. A critical element to the Bank’s success is the ability to provide secure transmission of confidential information over the Internet. The Bank’s service providers utilize sophisticated technology to provide maximum security. All banking transactions are encrypted and all transactions are routed from the Internet server through a "firewall" that limits access to the Bank’s and service provider’s systems. Systems are in place to detect attempts by third parties to access other users' accounts and feature a high degree of physical security, secure modem access, service continuity and transaction monitoring. The Bank has implemented the two-factor authentication security to its Internet banking procedures and platform.

California First National Bancorp and Subsidiaries

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $204.9 million at June 30, 2016 compared to $144.8 million at June 30, 2015 and $69.4 million at June 30, 2014. Cash and cash equivalents of $105.1 million consists of interest-earning deposits with the FRB, other banks and short-term money market securities. The investment portfolio of $99.8 million includes U.S. government agency (“Agency”) mortgage-backed securities (“MBS”), U.S. Treasury Notes, corporate bonds, Federal Reserve Bank and Federal Home Loan Bank stock and other investments. The Company is authorized to invest in high-quality United States agency obligations, mortgage-backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities. The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

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

In connection with the approval of the Company’s purchase of the stock of the Bank in 2001, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. In September 2006, the OCC approved a change in the Bank’s original operating plan that provided for the Bank to originate commercial loans. In June 2012, the OCC provided a written determination of no objection to a revised business plan to continue development of the commercial loan portfolio, but with certain conditions that required the Bank to maintain a Tier 1 capital ratio of not less than 14% through June 30, 2015 and limit the growth in the commercial loan portfolio within certain guidelines. In January 2015, the OCC terminated the 2001 operating agreement between the OCC and the Bank and eliminated restrictions imposed in 2012. The only continuing commitment after January 2015 is a binding written agreement between the Bank and the Company setting forth the Company’s obligations to provide capital maintenance and liquidity support to the Bank, if and when necessary.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2016 and 2015, the Company exceeded all these requirements.

The Bank is also subject to risk-based and leverage capital requirements. In July 2013, federal bank regulatory agencies jointly issued final rules that revise the general risk-based capital requirements to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). Under the final rule, minimum requirements increase both the quantity and quality of capital held by banking organizations. Consistent with Basel III, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The final rule minimizes the burden on smaller, less complex financial institutions such as the Company and the Bank, with a phase-in period that began in January 2015 while the phase-in period for larger institutions began in January 2014. At June 30, 2016, the Bank had capital in excess of all current minimum risk-based and leverage capital requirements as well as the new guidelines.

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

California First National Bancorp and Subsidiaries

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. As a result of the Dodd-Frank Act, the maximum deposit insurance amount has been increased permanently from $100,000 to $250,000. In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions which provides for use of a risk scorecard to determine deposit premiums. For FDIC assessment purposes, the bank’s assessment base is its average consolidated total assets minus its average tangible equity. The assessment rate is determined by the FDIC using a risk-based calculation. The Bank's assessment base and assessment rate are calculated and billed each quarter. As of June 30, 2016, the DIF surpassed a target of 1.15 percent to trigger important changes in the FDIC assessments for all banks. The changes take effect for premiums to be billed and paid in December 2016. Banks with less than $10 billion in assets will see their overall schedule decline by two basis points for banks paying the lowest premiums and up to five points for those at the top end of the assessment scale. In addition, a new formula for calculating risk-based assessment rates is now in effect. The FDIC may increase or decrease the assessment rate in the future, and any such increase could have an adverse impact on the earnings of insured institutions, including the Bank.

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate as of June 30, 2016 is $0.56 cents per $100 of deposits compared to $0.58 cents per $100 of deposits as of June 30, 2015.

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

There are numerous laws, regulations and policies affecting financial services businesses currently in effect and they are continually under review by Congress and state legislatures and federal and state regulatory agencies. The Gramm-Leach-Bliley Act established requirements for financial institutions to provide privacy protections to consumers and notices to customers about its privacy policies and practices. The Bank Secrecy Act and USA Patriot Act impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report suspicious activities, money laundering and terrorist financing as well as maintain compliance programs to verify the identity of customers. The Dodd-Frank Act provides for sweeping financial regulatory reform and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities and affect the competitive balance between banks and other financial intermediaries. Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) has assumed all authority to prescribe rules or issue orders or guidelines pursuant to any federal consumer financial laws. While many of the provisions of the Dodd-Frank Act do not impact the existing business of the Bank, the repeal of prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, could increase deposit rates to be paid by the Bank in order to retain or grow deposits. In addition, the provisions of the Dodd-Frank Act known as the Volcker Rule prohibit proprietary trading of securities and other financial instruments that do not currently impact the Company but could limit future activities. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, and they may have a material effect on the business and earnings of the Company.

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

Employees

At June 30, 2016, the Company and its subsidiaries had 99 employees, none of whom are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

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

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition and economic conditions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Some of the risks and uncertainties that may cause our actual results or performance to differ materially from such forward-looking statements are included in “Item 1A. Risk Factors” of this report. All forward-looking statements are qualified in their entirety by this cautionary statement and the Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances arising after the date on which they were made.

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

Changes in the domestic interest rate environment could reduce the Company’s net finance and interest income. The Company’s net finance and interest income, which is the difference between income earned on leases, loans and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Open Market Committee (“FOMC) of the FRB has increased short term interest rates only minimally from the near zero level maintained for several years, and the timing and amount of any further increases is unclear. Increases in interest rates will increase the income earned on the Company’s available cash balances, but will also increase the Bank’s cost of funds over time. If the interest rates on deposits and other borrowings increase at a faster rate than the interest rates received on leases, loans, securities and other interest-earning investments, net interest income and therefore earnings, could be adversely affected.

Uncertain worldwide economic conditions and volatility in the currency and credit markets may negatively impact the Company and its customers. A drop in long term interest rates has resulted in flattening of the yield curve since January 2016. While the decrease in longer term interest rates increases the value of fixed rate securities, the narrowing of the spread between longer and shorter term rates tends to negatively impact net interest margins. Foreign currency fluctuations have hurt the results of many businesses, including certain leveraged loan customers, and may impact their ability to meet their obligations. These circumstances could not only result in increased loan defaults, and charge-offs, but require increases to the allowance for credit losses which may materially and adversely affect our results of operations, business, and financial condition.

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

California First National Bancorp and Subsidiaries

The Company and the Bank are subject to a wide range of complex laws and regulations established by government entities. Most regulation is intended to protect depositors, federal deposit insurance funds and the banking system as a whole. Bank regulators can impose restrictions on the ability of the Company to undertake certain business and growth initiatives. Following the 2008 financial crisis, regulators increased their oversight of banks and taken a more active role in imposing restrictions on bank operations, the classification of assets and determination of the allowance for credit losses. Changes in laws or governmental regulations, or changes in the interpretation of existing laws or regulations by a regulatory authority, could affect the Company in substantial and unpredictable ways. The Company cannot predict whether any additional legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

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

Company Risk Factors

The Company’s allowance for credit losses may not be adequate to cover actual losses. The Company’s subsidiaries retain approximately 90% of lease transactions and all loans in their own portfolios, which expose the Company to credit risk. The Company maintains an allowance for credit losses to provide for probable and estimable losses in the portfolio. The Company’s allowance for credit losses is based on its historical experience as well as industry data, an evaluation of the risks associated with its portfolio, including the size and composition of the lease and loan portfolios, current economic conditions and concentrations within the portfolio. The allowance for credit losses may not be adequate to cover losses resulting from unanticipated adverse changes in the economy or the financial markets. If the credit quality of the customer base materially decreases, or if the reserve for credit losses is not adequate, future provisions for credit losses could materially and adversely affect financial results.

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

Larger transactions and customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries. At June 30, 2016, leases aggregating to $23.3 million to one customer accounted for 3.6% of the Company’s net investment in leases and loans, with the ten largest customers representing 18% of the portfolio. Two industry classifications, hospitals and public and private colleges and universities, each represented just over 5% of the Company’s total investment in leases and loans.

The Bank’s commercial loan initiative may increase the Company’s risk of losses. The commercial loan portfolio increased 66% in fiscal 2016 and contains a number of commercial loans with relatively larger balances than the average lease. About 79% of the portfolio consists of “leveraged loans” as characterized by federal regulatory guidelines, with 8% of the commercial loan portfolio considered to be higher risk leveraged loans by the Company. No loan credit is rated substandard, but the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

California First National Bancorp and Subsidiaries

The Bank’s lease purchase operations may increase the Company’s risk of losses. CalFirst Bank’s program to grow its lease portfolio through the purchase of lease receivables on a non-recourse basis from other banks and finance companies has accounted for 3% to 21% of leases booked in each of the past five years. The Company seeks to mitigate the risks inherent in this third-party business by adhering to specific underwriting practices, but the Bank could be exposed to risks not inherent with the lease transactions originated directly, including unfamiliar documentation and reliance on sales and funding professionals not subject to the Bank’s policies and practices.

The Company’s diversification into broader investment alternatives may increase the Company’s risk of losses. The Company’s investment portfolio includes U.S. Treasury and Agency Securities, corporate and municipal bonds and closed-end mutual funds, in addition to interest-earning deposits, short-term money market securities and federal funds. These securities subject the Company to increased risk of volatility in the valuation of the investment, as well as greater interest and market risks. The deterioration of one or a few of these investments on a permanent basis could result in an determination that the investment has been permanently impaired and require a write-down of such investment, all of which could have a material adverse effect on the Company’s results of operations.

The Company may be adversely affected by significant changes in the bank deposit market and interest rates. CalFirst Bank represents 96% of the Company’s assets and bank deposits now exceed $633 million, or 331% of stockholders’ equity and up from 129% of equity five years ago. As a result, the Company’s sensitivity to changes in interest rates and demand for bank deposits has increased from historical levels. Time deposits due within one year of June 30, 2016 totaled $440 million. If these maturing deposits do not roll over, CalFirst Bank may be required to seek other sources of funds, including other time deposits and borrowings, or sell assets. Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available. Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide.

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

Negative publicity could damage the Company’s reputation and adversely impact its business and financial results. Reputation risk, or the risk to the Company’s business from negative publicity, is inherent in the Company’s business. Negative publicity can result from the Company’s actual or alleged conduct in any number of activities, including leasing practices, compliance with bank regulations, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect the Company’s ability to keep and attract customers and deposits and can expose the Company to litigation and regulatory action.

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

California First National Bancorp and Subsidiaries

Certain accounting policies are critical to presenting the Company’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the estimate of residual values, the allowance for credit losses, and income taxes. For more information, refer to “Critical Accounting Policies and Estimates.”

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. Recently, FASB approved new accounting standards related to the accounting for leases and allowance for credit losses that could change the Company’s financial statements when implemented. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company’s restating prior period financial statements.

Loss of certain key officers would adversely affect the Company’s business. The Company‘s business and operating results are substantially dependent on certain key employees, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Credit Officer of the Bank and certain key sales managers. The loss of the services of these individuals, particularly the Chief Executive Officer, would have a negative impact on the business because of their expertise and years of industry experience.

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

The Company’s stock price can be volatile. The Company’s common stock is not widely held and the limited trading market for the stock can result in fluctuations in prices between trades and make it difficult for stockholders to dispose of their shares. The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company’s quarterly operating results and dividend policy; operating and stock price performance of other companies that investors deem comparable to the Company; news reports relating to trends, concerns and other issues in the financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company’s stock price to decrease regardless of the Company’s operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2016 the Company and its subsidiaries occupied approximately 36,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $58,850 from July 2016 through August 2018.

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

	For the years ended
	June 30, 2016		June 30, 2015
	High	Low	High	Low
First Quarter	$13.60	$13.06	$15.25	$14.26
Second Quarter	13.70	13.11	15.08	14.04
Third Quarter	13.97	12.85	14.70	13.61
Fourth Quarter	$15.00	$13.45	$13.85	$13.27

The Company had approximately 20 stockholders of record and in excess of 350 beneficial owners as of September 16, 2016.

Beginning in October 2009, the Board of Directors’ dividend policy provided for one annual dividend payment each year. The Company paid an annual dividend in the amount of $0.40 on December 14, 2013, $0.42 on December 13, 2014 and $0.44 on December 15, 2015. The Board of Directors will continue to review the dividend policy on an ongoing basis, taking into consideration a variety of factors including the business, economic and tax environment. No decision to pay dividends in fiscal 2016 and beyond has been made.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time. The Company repurchased 180,117 shares of common stock under this authorization during the year ended June 30, 2016 and no shares purchased during the years ended June 30, 2015 and 2014. As of September 10, 2016, 188,237 shares remain available under this authorization.

California First National Bancorp and Subsidiaries

Common Stock Performance Graph

The following graph shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000. The graph assumes an investment of $100 on June 30, 2011 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at June 30, 2012, 2013, 2014, 2015 and 2016. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock. As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2016.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock available for future issuance under equity compensation plans (excluding shares in first column)(1)
Equity compensation plans approved by shareholders	10,000	$16.00	2,219,845
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	10,000	$16.00	2,219,845	(1)

(1)	The maximum number of shares that may be issued under the equity compensation plan increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

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

INCOME STATEMENT FINANCIAL DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012

Finance and loan income	$25,471	$21,489	$18,370	$18,995	$20,505
Investment and interest income	2,230	1,516	1,371	2,408	3,133
Total interest income	27,701	23,005	19,741	21,403	23,638
Interest expense on deposits and borrowings	6,210	3,945	3,037	2,664	2,914
Net interest income	21,491	19,060	16,704	18,739	20,724
Provision for credit losses	1,475	1,175	200	275	-
Net interest income after provision for credit losses	20,016	17,885	16,504	18,464	20,724

Operating and sales-type lease income	1,146	305	2,152	1,711	2,755
Gain on sale of leases and leased property	3,497	4,791	2,980	2,278	2,478
Other income	220	3,132	432	526	569
Realized gain on sale of investment securities	23	481	-	316	56
Total non-interest income	4,886	8,709	5,564	4,831	5,858

Non-interest expenses	10,834	11,779	10,995	11,610	12,307
Earnings before income taxes	14,068	14,815	11,073	11,685	14,275
Income taxes	5,420	5,760	4,022	4,331	5,372
Net earnings	$8,648	$9,055	$7,051	$7,354	$8,903

Diluted earnings per share	$0.83	$0.87	$0.67	$0.70	$0.85
Diluted common shares outstanding	10,399	10,460	10,456	10,453	10,429

Cash dividends per share	$0.44	$0.42	$0.40	$2.20	$1.10
Dividend payout ratio	53.2%	48.5%	59.3%	312.6%	128.7%
Net interest margin	2.78%	3.15%	3.22%	3.77%	4.40%
Net interest spread	2.54%	2.88%	2.92%	3.41%	4.00%
Return on average assets	1.06%	1.39%	1.30%	1.40%	1.80%
Return on average equity	4.59%	4.87%	3.90%	4.00%	4.50%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012

Cash and cash equivalents	$105,094	$60,240	$40,122	$75,469	$56,921
Investment securities	99,801	84,546	29,316	48,162	66,751
Net investment in leases and loans	641,410	541,786	455,805	416,569	336,463
Total assets	888,176	731,074	579,550	558,903	486,171

Deposits	633,147	471,906	355,810	346,028	253,297
Borrowings	40,000	42,000	6,858	-	-
Non-recourse debt	4,449	10,193	8,640	768	3,275
Stockholders’ equity	$191,022	$188,218	$183,745	$180,879	$196,439

Equity to total assets ratio	21.51%	25.75%	31.70%	32.36%	40.41%
Book value per common share	$18.58	$17.99	$17.57	$17.31	$18.83

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the interest rate environment, the volume and profitability of leased property being re-marketed through re-lease or sale, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The FRB has maintained historically low market interest rates from 2009 to 2016 that has contributed to lower net interest margins. The Company’s current balance sheet structure is short-term in nature, with over 68% of interest-earning assets and 63% of interest-bearing liabilities that mature or reprice within one year. The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates. Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Allowance for Credit Losses – The allowance for credit losses provides coverage for probable and estimable losses in the Company’s lease and commercial loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions-in-process. The determination of the appropriate amount of any provision is highly dependent on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio, including levels of non-performing leases and loans, customers financial condition, leased property values and collateral appraisals as well as general economic conditions and credit quality indicators. The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease and loan losses and certain unidentified but inherent risks in the portfolio.

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

California First National Bancorp and Subsidiaries

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases. Of the volume of leases booked during the fiscal years ended June 30, 2016, 2015 and 2014, approximately 6.8%, 15.9% and 25.0%, respectively, were structured such that the Company owns the leased asset at the end of the term and recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2016 of $8.65 million decreased $407,000, or 5%, from $9.05 million reported in fiscal 2015. Fiscal 2015 included a $2.7 million pre-tax gain on the settlement of claims filed in an antitrust case. Excluding the settlement claim from the prior year results, fiscal 2016 pre-tax income of $14.1 million was up 16.5%, benefitting from a $2.4 million increase in net interest income and a $945,000 reduction in non-interest expenses.

For the year ended June 30, 2016, total leases and loans booked of $348.5 million were 7% below fiscal 2015 bookings of $373.1 million. Commercial loans boarded of $238.1 million were up 53% from the $155.3 million boarded in fiscal 2015, and offset a 49% decline in new lease bookings to $110.4 million from $217.8 million booked in the prior fiscal year. The Company’s net investment in leases and loans of $641.4 million at June 30, 2016 increased 18% from $541.8 million at June 30, 2015, which included a 65.6% increase in commercial loans that offset a 20.3% decline in the investment in leases.

New lease and loan transactions approved (“lease and loan originations”) of $352.9 million during fiscal 2016 were 3% below the level of the prior year. Fiscal 2016 loan originations of $219.9 million were up $34.7 million or 19% from $185.2 million in fiscal 2015. Lease originations during fiscal 2016 of $133.0 million were down 28% from $184.1 million the prior year, with 99% originated directly in fiscal 2016 and 94% in fiscal 2015. As a result, the estimated backlog of approved lease and loan commitments of $89.4 million at June 30, 2016 is down 28% from $124.8 million at June 30, 2015, with 83% of the backlog related to leases.

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2016, net earnings of $8.65 million decreased $407,000 compared to $9.05 million for fiscal 2015. Diluted earnings per share decreased 3.9% to $0.83 in fiscal 2016 from $0.87 fiscal 2015. Diluted earnings per share reflects the impact of the Company’s repurchase of 180,117 shares of common stock in the third quarter of fiscal 2016. Net interest income after provision for credit losses increased $2.1 million and non-interest expenses decreased $945,000 but were offset by a $3.8 million decrease in non-interest income.

Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits or other borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets and liabilities, the movement of interest rates, and funding and pricing strategies.

California First National Bancorp and Subsidiaries

The following table presents the components of the increases (decreases) in net interest income by volume and rate:

	2016 compared to 2015			2015 compared to 2014
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(1,786)	$412	$(1,374)	$(1,111)	$945	$(166)
Commercial loans	5,302	54	5,356	3,650	(365)	3,285
Investment securities	932	(380)	552	713	(581)	132
Interest-earning deposits with banks	44	118	162	(6)	19	13
Total interest income	4,492	204	4,696	3,246	18	3,264

Interest expense
Demand and savings deposits	27	84	111	(4)	(1)	(5)
Time deposits	1,427	582	2,009	659	193	852
Short-term borrowings	96	49	145	48	13	61
Total interest expense	1,550	715	2,265	703	205	908
Net interest income	$2,942	$(511)	$2,431	$2,543	$(187)	$2,356

Net interest income increased 12.8% to $21.5 million for the fiscal year ended June 30, 2016 compared to $19.1 million for fiscal 2015. Total interest income increased 20.4% to $27.7 million compared to $23.0 million in fiscal 2015. This increase was due to a $5.4 million, or 79%, increase in commercial loan income resulting from a 78% increase in average loan balances to $331.8 million from $186.4 million for fiscal 2015, and a 2 basis point increase in average yields earned to 3.66%. The minor increase in loan yields reflects some benefit from an increase in Libor rates, but was offset by narrower pricing spreads. Direct finance income declined 9% for the year to $13.3 million, reflecting a 12% decrease in average investment in leases to $269.4 million which offset a 15 basis point increase in average lease yield to 4.95%. The yield on leases benefitted from the early termination of leases that accelerated interest income recognition. Investment interest income in fiscal 2016 was up 47% to $2.2 million, reflecting a 54% increase in average cash and investment balances to $171.4 million and 6 basis point drop in average yields to 1.30%. While average yields on interest-earning deposits with banks increased 15 basis points, average yields on investment balances declined by 41 basis points as lower yielding treasury and mortgage securities replaced maturing corporate securities. Interest expense on deposits and borrowings increased 57% to $6.2 million, reflecting a 40% increase in average balances to $595.8 million and an 11 basis point increase in average cost to 1.04%. The rise in interest cost for fiscal 2016 includes a 14 basis point increase in average cost of deposits to 1.10% and a $141 million increase in average deposits, tempered by a $30 million increase in average borrowings at an average rate of 0.42%.

The average yield on all interest-earning assets in fiscal 2016 declined 22 basis points to 3.59% while the average rate paid on all interest-bearing liabilities increased by 11 basis points to 1.04% from 0.93% in fiscal 2015. The decline in net interest spread and margin in fiscal 2016 is largely due to the increase in lower yielding commercial loans to 43% of average interest earning assets from 31% in fiscal 2015, and also reflects higher rates paid on deposits.

For the fiscal year ended June 30, 2015, net interest income increased 14.1% to $19.1 million compared to $16.7 million for fiscal 2014. Total interest income increased 16.5% to $23.0 million compared to $19.7 million in fiscal 2014. This increase was due to a $3.3 million, or 94%, increase in commercial loan income resulting from a 104% increase in average loan balances to $186.4 million from $91.3 million for fiscal 2014, which offset a 20 basis point drop in average yields earned to 3.64%. Direct finance income declined 1% for the year to $14.7 million, reflecting a 7% decrease in average investment in leases to $306.7 million, which offset a 31 basis point increase in average lease yield to 4.79%. Combined, the average yield on leases and loans for fiscal 2015 increased by 2 basis points to 4.36% from 4.34% in fiscal 2014. Investment interest income in fiscal 2015 was up 11% to $1.5 million, reflecting a 17% increase in average cash and investment balances to $111.5 million and 8 basis point drop in average yields to 1.36%, driven by a $20 million or 56% increase in average securities balances, albeit at yields averaging 104 basis points less than the prior year. Interest expense on deposits and borrowings increased 30% to $3.9 million, reflecting a 25% increase in average balances to $424.8 million and 4 basis point increase in average cost to 0.93%. The average yield on all interest-earning assets in fiscal 2015 remained flat with the prior year at 3.8%, while the average rate paid on all interest-bearing liabilities increased by 4 basis points to 0.93% from 0.89% in fiscal 2014. As a result, the net interest margin for the year decreased from 3.22% in fiscal 2014 to 3.15% in fiscal 2015.

California First National Bancorp and Subsidiaries

The following table presents the Company’s average balance sheets, finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2016			Year ended June 30, 2015			Year ended June 30, 2014
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$78,251	$269	0.34%	$55,374	$107	0.19%	$59,486	$94	0.16%
Investment securities	93,170	1,961	2.10%	56,082	1,409	2.51%	35,986	1,277	3.55%
Commercial loans	331,818	12,148	3.66%	186,357	6,792	3.64%	91,314	3,507	3.84%
Net investment in leases	269,419	13,323	4.95%	306,697	14,697	4.79%	331,474	14,863	4.48%
Total interest-earning assets	772,658	27,701	3.59%	604,510	23,005	3.81%	518,260	19,741	3.81%
Other assets	40,402			45,625			37,849
	$813,060			$650,135			$556,109

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$72,829	441	0.61%	$67,338	330	0.49%	$68,150	335	0.49%
Time deposits	473,751	5,562	1.17%	338,080	3,553	1.05%	271,693	2,701	0.99%
FHLB borrowings	49,254	207	0.42%	19,334	62	0.32%	549	1	0.25%
Total interest bearing liabilities	595,834	6,210	1.04%	424,752	3,945	0.93%	340,392	3,037	0.89%
Non-interest bearing demand deposits	2,134			2,024			1,785
Other liabilities	26,743			37,278			32,027
Shareholders' equity	188,349			186,081			181,905
	$813,060			$650,135			$556,109

Net interest income		$21,491			$19,060			$16,704

Net interest spread (2)			2.55%			2.88%			2.92%
Net interest margin (3)			2.78%			3.15%			3.22%
Average interest earning assets over average interest bearing liabilities			129.7%			142.3%			152.3%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company recorded a provision for credit losses in fiscal 2016 of $1.48 million, compared to a provision of $1.18 million recorded in fiscal 2015 and a provision of $200,000 in fiscal 2014. The higher provision in fiscal 2016 covered the $1.0 million write-down during the second quarter of a lease in bankruptcy as well as 66% growth in the loan portfolio. The fiscal 2015 provision related to the 88% growth in the commercial loan portfolio and some increased credit risk in the lease portfolio. The provision in fiscal 2014 was made in the fourth quarter of that year and reflected the growth in the portfolios and the emergence of potential problem credits at that time. At June 30, 2016, the allowance for credit losses of $6.9 million, 1.1% of total leases and loans, is considered to be appropriate for the credit profile of the consolidated portfolio.

Total Non-interest Income – Non-interest income of $4.9 million was down 43.9% from $8.7 million in fiscal 2015. Non-interest income for the prior year included the pre-tax recovery of $2,743,920 from the settlement of claims filed in a TFT-LCD (thin-film transistor liquid display) products antitrust case. Excluding that income from the prior year, non-interest income for fiscal 2016 was still down by $1.08 million or 18% due to a $1.3 million decrease in gains from the sale of leases and $458,600 decline in securities gains, offset in part by a $706,000 increase in income from the release of property on leases reaching the end of term during the year.

Total non-interest income for fiscal 2015 of $8.7 million increased $3.1 million or 56.5% from the $5.6 million in fiscal 2014. Excluding pre-tax recovery discussed above, the increase in fiscal 2015 non-interest income included a $788,700 increase in gains from sales of leases and $481,200 in securities gains that offset an $826,200 decline in income from end of term transactions. The residual investments realized in fiscal 2015 were 23% lower than the amount realized in fiscal 2014.

Non-interest Expenses – The Company’s non-interest expenses decreased $945,000, or 8.0%, to $10.8 million recognized for the year ended June 30, 2016. This compared to non-interest expenses in fiscal 2015 of $11.8 million, which had increased by $784,000, or 7.1%, from $11.0 million in fiscal 2014. The decrease in expenses in fiscal 2016 compared to fiscal 2015 was due primarily to a decrease in sales compensation and benefits cost recognized, offset in part by charges taken to write-down the value of a repossessed asset.

Non-interest expenses for the year ended June 30, 2015 of $11.8 million increased $784,000, or 7.1%, compared to non-interest expenses in fiscal 2014 of $11.0 million. The increase in expenses in fiscal 2015 compared to fiscal 2014 was due primarily to a 10% increase in salaries and benefits, primarily related to the sales force.

California First National Bancorp and Subsidiaries

Income Taxes – Income taxes were accrued at a tax rate of 38.5% for the fiscal year ended June 30, 2016, 38.9% for fiscal year ended June 30, 2015 and 36.3% for fiscal year ended June 30, 2014, representing the Company’s estimated effective tax rate for each respective year. The effective tax rate decreased slightly in fiscal 2016 compared to 2015 due to the decrease in the effective state tax rate. The effective tax rate increased in fiscal 2015 compared to fiscal 2014 due to the increase in the effective state tax rate.

Financial Condition Analysis

Lease and Loan Portfolio

The following table summarizes the Company’s consolidated lease and loan portfolio by category:

	June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Net investment in leases	$239,964	$301,733	$329,935	$345,753	$256,686
Commercial loans	401,629	238,978	123,238	66,541	71,478
Commercial real estate loans	6,679	7,531	7,920	9,411	13,504
Total leases and loans	648,272	548,242	461,093	421,705	341,668
Less allowance for credit losses	(6,862)	(6,456)	(5,288)	(5,136)	(5,205)
Net leases and loans	$641,410	$541,786	$455,805	$416,569	$336,463

Lease Portfolio

During the fiscal year ended June 30, 2016, 89% of the property value of new leases booked by the Company was held in its own portfolio, compared to 88% during fiscal 2015 and 97% during fiscal 2014. For the fiscal year ended June 30, 2016, the Company’s net investment in lease receivables decreased by $58.5 million and the investment in estimated residual values decreased by $2.2 million. The decrease in the investment in lease receivables reflects the low volume of new lease bookings that didn’t offset payments received and includes the sale or assignment of $26.8 million of lease receivables. The decrease in investment in residual values is due to a lower volume of new leases on which the Company records a residual compared to the volume of residual values recognized during the year.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions-in-process are made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2016, the Company’s investment in property acquired for transactions-in-process was $30.9 million, down from $31.3 million at June 30, 2015, and $40.6 million at June 30, 2014. Transactions-in-process at June 30, 2015 and 2014 included large amounts related to two large leases that were booked during the subsequent fiscal years.

The Company leases capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives and avoid risks that do not meet these requirements through the use of non-recourse financing. The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases. The average size of lease transactions over the past three years has fluctuated from $751,000 to $1.1 million. During the year ended June 30, 2016, two commercial credits accounted for 18.1% and 13.2% of the property cost of leases booked during the fiscal year, respectively, with the five largest commercial accounts aggregating to 47% of leases booked. During the year ended June 30, 2015, two commercial credits accounted for 14.1% and 12%, respectively, of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 41% of leases booked. During the year ended June 30, 2014, one commercial credit accounted for 13.3% of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 30.0% of leases booked. At June 30, 2016, one customer accounted for 9.8% of the Company’s net investment in leases, compared to two customers accounting for 4.8% and 4.2% of the Company’s net investment in leases at June 30, 2015 and one customer accounting for 6.1% of the Company’s net investment at June 30, 2014.

Commercial Loan Portfolio

The Company’s commercial loan portfolio was $403.7 million at June 30, 2016, a 65.8% increase from $243.5 million at June 30, 2015. The commercial loan portfolio is comprised primarily of participations in commercial loan syndications where the loans are secured by the borrowers’ and any subsidiary guarantors’ assets. Commercial loan participations represent 96.5% of the commercial loan portfolio with the remainder of the portfolio comprised of three commercial real estate loans and one unsecured loan originated directly. The loan portfolio at June 30, 2016 is distributed among 87 credits with an average balance of $4.6 million and the largest outstanding at $12.4 million. Syndicated loans the Company characterizes as higher risk leveraged loans account for approximately 8.2% of the commercial loan portfolio.

California First National Bancorp and Subsidiaries

The estimated repayment of principal on the commercial loan portfolio as of June 30, 2016 is as follows:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
	(in thousands)
Commercial term loans	$399,239	$9,754	$322,839	$66,646
Commercial real estate loans	6,682	440	3,223	3,019
Revolving lines of credit	3,405	-	3,405	-
Principal balance outstanding	$409,326	$10,194	$329,467	$69,665
Loans with predetermined interest rates				$14,283
Loans with floating or adjustable interest rates				$395,043

The lease and loan portfolio is diversified geographically with the investment spread across all fifty states. The following table shows the geographic distribution of the Company’s net investment in leases and loans (before valuation allowances and initial direct costs) at June 30, 2016 and 2015.

(dollars in thousands)	Net Investment in Leases & Loans
	June 30, 2016		June 30, 2015
State	Balance	Percent	Balance	Percent
California	$77,868	12.0%	$86,503	15.9%
Texas	61,040	9.4%	40,478	7.4%
Florida	37,825	5.9%	17,874	3.3%
Colorado	37,012	5.7%	19,442	3.6%

New Jersey, New York, Massachusetts, Pennsylvania, Connecticut	122,333	18.9%	83,214	15.2%
Georgia, Virginia, Tennessee, North Carolina	94,663	14.6%	79,476	14.6%
Ohio, Indiana, Wisconsin, Michigan, Minnesota, Illinois	93,496	14.5%	80,362	14.7%
Washington, Utah, Nevada, Oregon,	54,114	8.4%	54,591	10.0%

All other jurisdictions (no jurisdiction greater than 2.0%)	68,038	10.5%	83,738	15.3%
Total all jurisdictions	$646,389	100.0%	$545,678	100.0%

The lease and loan portfolio is also distributed across a wide spectrum of industry groups as shown below:

(dollars in thousands)	Net Investment in Leases & Loans
	June 30, 2016		June 30, 2015
Industry	Balance	Percent	Balance	Percent
Manufacturing - industrial	$82,363	12.7%	$59,007	10.8%
Healthcare and social services	67,544	10.4%	70,932	13.0%
Arts, entertainment and recreation	64,634	10.0%	49,117	9.0%
Manufacturing - chemicals and materials	63,940	9.9%	39,372	7.2%
Retail Trade	58,350	9.0%	38,552	7.1%
Scientific, professional, other business services	58,038	9.0%	52,222	9.6%
Wholesale distribution	57,710	8.9%	23,231	4.3%
Educational services	40,115	6.2%	46,739	8.6%
Agriculture and food products	34,851	5.4%	16,312	3.0%
Commercial airlines and aviation services	22,705	3.5%	24,311	4.5%
Manufacturing - automotive, truck, aerospace	22,581	3.5%	27,742	5.1%
Mining and oil & gas services	18,264	2.8%	28,571	5.2%
Transportation	17,432	2.7%	22,116	4.1%
Utilities	14,658	2.3%	14,856	2.7%
Financial services	8,931	1.4%	13,636	2.5%
Public administration	8,556	1.3%	10,598	1.9%
Building and construction	5,718	0.9%	8,366	1.5%
	$646,389	100%	$545,678	100%

Most of the industry groups include customers identified by different industry codes and may not be directly comparable or considered a concentration. However, at June 30, 2016 approximately 5.2% of the portfolio is with hospitals and medical centers, down from 6.3% at June 30, 2015. Public and private colleges and universities were 5.3% of the portfolio compared to 7.1% at June 30, 2015. The hospital portfolio involves 17 different credits with over 350 facilities, 27 lease schedules and 2 loans, with the four largest hospital exposures each representing less than 1% of the portfolio. The universities and colleges are located throughout the United States and spread over 220 leases with 75 different institutions and no university representing more than 1% of the portfolio.

California First National Bancorp and Subsidiaries

Securities Available-for-Sale

The Company maintains a portfolio of securities to generate interest and investment income from the investment of excess funds depending on lease and loan demand and to provide liquidity. Total securities available-for-sale were $95.8 million as of June 30, 2016, compared to $81.2 million at June 30, 2015. The carrying cost and fair value of the Company’s securities portfolio at June 30, 2016 and 2015 is as follows:

	As of June 30, 2016		As of June 30, 2015
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury notes	$47,355	$48,774	$47,286	$47,770
Corporate debt securities	13,291	13,385	13,165	13,152
Agency MBS	31,782	32,223	18,765	18,669
Securities of state and political subdivisions	-	-	406	412
Mutual fund investments	1,215	1,462	1,215	1,209
Total securities available-for-sale	$93,643	$95,844	$80,837	$81,212

During the fiscal year ended June 30, 2016, the Company’s portfolio of securities available-for-sale increased $14.6 million to $95.8 million. The increase during the year related to the acquisition of $17.2 million in government agency mortgage-backed securities (“Agency MBS”) and a $5 million corporate bond that along with an increase in unrecognized gains in the value of securities of $1.8 million offset maturities and pay downs of $9.4 million. During the twelve months ended June 30, 2016, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. The net gain is recognized using the specific identification method and is included in non-interest income

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The weighted-average maturity at June 30, 2016 was 5.9 years and the corresponding weighted-average yield was 1.9 percent.

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

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2016	2015	2014	2013	2012
	(dollars in thousands)
Non-accrual leases and loans	$12	$41	$47	$1,614	$529
Restructured leases	-	-	-	-	-
Leases past due 90 days (other than above)	-	-	-	-	-
Total non-performing leases and loans	$12	$41	$47	$1,614	$529
Repossessed equipment	1,300	-	-	-	-
Total non-performing assets	$1,312	$41	$47	$1,614	$529

Non-performing leases as % of net investment in leases and loans before allowances	0.00%	0.01%	0.01%	0.38%	0.15%
Non-performing assets as % of total assets	0.15%	0.01%	0.01%	0.29%	0.11%

Non-performing assets consists of non-performing leases as well as any repossessed assets. In the third quarter of fiscal 2016, the Company transferred $1.7 million of property related to a lease rejected in bankruptcy to repossessed equipment. The $2.7 million lease was placed on non-accrual during the first quarter of fiscal 2016 and written down to $1.7 million during the second quarter. Based on an updated appraisal, the Company wrote the repossessed asset down to a value of $1.3 million at June 30, 2016. The decline in non-accrual leases at June 30, 2016 is due to payments received or write-offs taken with no new leases added. No direct finance income would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms during fiscal 2016, 2015 and 2014. There was no direct finance income actually recorded on non-performing leases during fiscal 2016, 2015 and 2014.

California First National Bancorp and Subsidiaries

In addition to the non-performing leases identified above, there was $4.0 million of investment in leases at June 30, 2016 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $5.6 million at June 30, 2015. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses and the residual valuation allowance provide coverage for probable and estimable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions-in-process to determine that it is adequate to cover these inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem credits, recent loss experience and other factors, including regulatory guidance and economic conditions. The Company utilizes similar processes to estimate its liability for unfunded loan commitments, which is included in other liabilities in the Consolidated Balance Sheets. Both the allowance for credit losses and the liability for unfunded loan commitments are included in the Company’s analysis of credit losses. Lease receivables, loans or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio. The following table summarizes the activity in the allowance for loan and lease losses for the five years ended June 30, 2016.

	Years Ended June 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$30,932	$31,340	$40,578	$11,938	$18,559
Net investment in leases before allowance	239,964	301,733	329,935	345,753	256,686
Commercial loans, before allowance	408,308	246,509	131,158	75,952	84,982
Leases and loans, before allowances	$679,204	$579,582	$501,671	$433,643	$360,227
Average leases and loans	$601,237	$493,054	$422,788	$382,343	$322,992

Allowance for credit losses at beginning of year	6,456	5,299	5,147	5,216	5,060
Charge-off of lease receivables and transactions-in-process (1)	(1,120)	(19)	(62)	(350)	(51)
Recovery of lease amounts previously written off (1)	51	1	14	6	207
Provision for credit losses	1,475	1,175	200	275	0
Allowance for credit losses at end of year (“Allowance”)	$6,862	$6,456	$5,299	$5,147	$5,216

Components of allowance for credit losses:
Allowance for lease losses	$2,290	$3,409	$3,327	$3,175	$3,144
Allowance for loan losses	4,572	3,047	1,972	1,972	2,072
	$6,862	$6,456	$5,299	$5,147	$5,216
Allowance as percent of leases and loans before allowances	1.06%	1.18%	1.15%	1.22%	1.53%
Net (charge-offs) recoveries as percent of average leases and loans	(0.2)%	(0.00)%	(0.01)%	(0.09)%	0.05%

________________________________________________

(1)	There were no charge-offs or recoveries related to commercial or real estate loans during the five year period ending June 30, 2016.

The allowance for credit losses increased to $6.86 million (1.06% of net investment in leases and loans) at June 30, 2016 from $6.46 million (1.18% of net investment in leases and loans) at June 30, 2015. The allowance at June 30, 2016 consisted of $48,000 allocated to specific accounts that were identified as problems and $6.8 million that was available to cover losses inherent in the portfolio. This compared to $645,000 allocated to specific accounts at June 30, 2015 and $5.8 million that was available to cover losses inherent in the portfolio at such date. The decrease in the specific allowance at June 30, 2016 primarily relates to a charge-off of over $1.0 million against a lease individually evaluated for impairment offset by new specific problems identified. Based on the above factors, the Company considers the allowance for credit losses of $6.86 million at June 30, 2016 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, a renewed economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

California First National Bancorp and Subsidiaries

Based on management’s evaluation of the lease and loan portfolio at each period end, management has allocated the allowance for loan and lease losses for the past five years as shown in the table below:

	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
	Allowance	Leases	Allowance	Leases	Allowance	Leases	Allowance	Leases	Allowance	Leases
	Amount	and	Amount	and	Amount	and	Amount	and	Amount	and
	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
	(dollars in thousands)
Net Investment in Leases	$2,290	37.0%	$3,409	55.0%	$3,327	71.6%	$3,175	82.0%	$3,144	75.1%
Commercial Loans	4,511	62.0%	2,936	43.6%	1,761	26.7%	1,561	15.8%	1,561	20.9%
Commercial Real Estate Loans	61	1.0%	111	1.4%	211	1.7%	411	2.2%	511	3.9%
	$6,862	100.0%	$6,456	100.0%	$5,299	100.0%	$5,147	100.0%	$5,216	100.0%

While the allowance is allocated by category above, the allowance is general in nature and is available for the portfolio in its entirety.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At June 30, 2016 and 2015, the Company’s cash and cash equivalents were $105.1 million and $60.2 million, respectively.

Deposits at CalFirst Bank totaled $633.1 million at June 30, 2016, up 34.2% from $471.9 million at June 30, 2015 and up 77.9% from $355.8 million at June 30, 2014. The Bank generally offers interest rates on deposit accounts that are higher than the national average. Average rates paid by the Bank on deposits over the past three years increased due to market conditions and the Bank’s need to increase deposits to fund the growth in its loan portfolio. The following table presents average balances and average rates paid on deposits for years ended June 30, 2016, 2015 and 2014:

	Years ended June 30,
	2016			2015			2014
	(dollars in thousands)
			Average			Average			Average
	Ending	Average	Rate	Ending	Average	Rate	Ending	Average	Rate
	Balance	Balance	Paid	Balance	Balance	Paid	Balance	Balance	Paid
Non-interest bearing demand deposits	$2,181	$2,134	n/a	$2,193	$2,024	n/a	$1,060	$1,785	n/a
Interest-bearing demand deposits	1,298	2,125	0.20%	2,715	2,023	0.20%	1,167	1,607	0.20%
Savings deposits	78,510	70,704	0.62%	65,539	65,315	0.50%	63,356	66,543	0.50%
Time deposits less than $100,000	98,604	83,191	1.17%	69,226	60,176	1.05%	52,647	51,426	1.00%
Time deposits, $100,000 or more	$452,554	390,560	1.17%	$332,233	$277,904	1.05%	$237,580	$220,267	0.99%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2016
	$250,000 Or less	More than $250,000
	(in thousands)
Under 3 months	$72,824	$23,774
3 – 6 months	83,144	25,105
7 – 12 months	184,238	51,551
13 – 24 months	67,580	21,941
25 – 36 months	15,367	5,634
	$423,153	$128,005

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank has short-term borrowings outstanding of $40.0 million at June 30, 2016 at an average rate of 0.42%, down from $42.0 million outstanding at June 30, 2015. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $40.8 million available under the agreement as of June 30, 2016. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at June 30, 2016 of approximately $107.2 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. During fiscal 2016, the Company sold or assigned net lease receivables aggregating to $26.8 million, all of which were characterized as sales by the Bank. This compared to leases sold or assigned of $73.8 million and $33.5 million for fiscal 2015 and 2014, respectively. At June 30, 2016, the Company had outstanding non-recourse debt aggregating $4.4 million relating to property under leases assigned to unaffiliated parties. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

California First National Bancorp and Subsidiaries

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of June 30, 2016 and June 30, 2015 and reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank made a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	June 30,
	2016		2015
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$189,677	25.12%	$187,987	29.17%
Tier 1 risk-based capital	$189,677	25.12%	$187,987	29.17%
Total risk-based capital	$196,589	26.04%	$194,493	30.18%
Tier 1 leverage capital	$189,677	21.67%	$187,987	26.79%

California First National Bank
Common equity Tier 1 capital	$116,379	15.88%	$109,147	17.65%
Tier 1 risk-based capital	$116,379	15.88%	$109,147	17.65%
Total risk-based capital	$123,091	16.79%	$115,306	18.65%
Tier 1 leverage capital	$116,379	13.94%	$109,147	17.10%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2016. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses. Commercial loan commitments are agreements to purchase participation or lend to a customer provided there is no violation of any condition in the contract.   Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$41,315	$41,315	$-	$-
Commercial loan and lease purchase commitments	15,300	15,300	-	-
FHLB Borrowings	40,000	40,000	-	-
Operating lease rental payments	1,530	689	841	-
Total contractual commitments	$98,145	$97,304	$841	$-

________________________________________________

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At June 30, 2016, the Company had $106.6 million of cash or invested in securities of very short duration. The Company’s gross investment in lease payments receivable and loan principal of $668.7 million consists of leases with fixed rates and loans with fixed and variable rates, however, $499.4 million of such investment is due or will reprice within one year of June 30, 2016. This compares to the Company’s interest bearing deposit and borrowing liabilities of $671.0 million, of which 83.5%, or $560.4 million, mature within one year. Non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at June 30, 2016 the Company had assets of $605.9 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $560.4 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total
Rate Sensitive Assets (RSA):
Cash due from banks	$105,094	$-	$-	$-	$-	$105,094
Investment securities	1,463	-	62,158	36,180	-	99,801
Net investment in leases	29,094	73,616	146,586	10,102	(21,724)	237,674
Commercial loans	395,446	1,211	9,343	3,326	(5,590)	403,736
Non-interest earning assets	-	-	-	-	41,871	41,871
Totals	531,097	74,827	218,087	49,608	14,557	$888,176
Cumulative total for RSA	$531,097	$605,924	$824,011	$873,619

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$79,808	$-	$-	$-	$2,181	$81,989
Time deposits	96,599	344,037	110,522	-	-	551,158
Borrowings	40,000	-	-	-	-	40,000
Non-interest bearing liabilities	-	-	-	-	24,007	24,007
Stockholders' equity	-	-	-	-	191,022	191,022
Totals	$216,407	$344,037	$110,522	$-	$217,210	$888,176
Cumulative total for RSL	$216,407	$560,444	$670,966	$670,966

Interest rate sensitivity gap	$314,690	$(269,210)	$107,565	$49,608
Cumulative GAP	$314,690	$45,480	$153,045	$202,653

RSA divided by RSL (cumulative)	245.42%	108.11%	122.81%	130.20%
Cumulative GAP / total assets	35.43%	5.12%	17.23%	22.82%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

September 26, 2016

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,
ASSETS	2016	2015

Cash and due from banks	$105,094	$60,240
Securities available-for-sale	95,844	81,212
Investments	3,957	3,334
Receivables	1,333	1,174
Property acquired for transactions-in-process	30,932	31,340
Leases and loans:
Net investment in leases	239,964	301,733
Commercial loans	408,308	246,509
Allowance for credit losses	(6,862)	(6,456)
Net investment in leases and loans	641,410	541,786

Property on operating leases, less accumulated depreciation of $378 (2016) and $562 (2015)	2,928	773
Income tax receivable	121	231
Other assets	2,108	791
Discounted lease rentals assigned to lenders	4,449	10,193
	$888,176	$731,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$81,989	$70,447
Time certificates of deposit	551,158	401,459
Short-term borrowings	40,000	42,000
Accounts payable	1,697	2,635
Accrued liabilities	3,622	2,278
Lease deposits	1,565	1,900
Non-recourse debt	4,449	10,193
Deferred income taxes, net	12,674	11,944
	697,154	542,856

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,279,807 (2016) and 10,459,924 (2015) issued and outstanding	103	105
Additional paid in capital	2,240	3,376
Retained earnings	187,334	184,506
Accumulated other comprehensive income, net of tax	1,345	231
	191,022	188,218
	$888,176	$731,074

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Years ended June 30,
	2016	2015	2014

Finance and loan income	$25,471	$21,489	$18,370
Investment interest income	2,230	1,516	1,371
Total interest income	27,701	23,005	19,741

Interest expense
Deposits	6,003	3,883	3,036
Borrowings	207	62	1
Net interest income	21,491	19,060	16,704

Provision for credit losses	1,475	1,175	200

Net interest income after provision for credit losses	20,016	17,885	16,504

Non-interest income
Operating and sales-type lease income	1,146	305	2,152
Gain on sale of leases, loans and leased property	3,497	4,791	2,980
Realized gain on sale of investment securities	23	481	-
Recovery realized on TFT-LCD settlement	-	2,744	-
Other fee income	220	388	432
Total non-interest income	4,886	8,709	5,564

Non-interest expenses
Compensation and employee benefits	7,254	8,582	7,796
Occupancy	685	634	682
Professional services	771	664	590
Repossessed assets	397	-	-
Other general and administrative	1,727	1,899	1,927
Total non-interest expenses	10,834	11,779	10,995

Earnings before income taxes	14,068	14,815	11,073

Income taxes	5,420	5,760	4,022

Net earnings	$8,648	$9,055	$7,051

Basic earnings per common share	$0.83	$0.87	$0.67

Diluted earnings per common share	$0.83	$0.87	$0.67

Dividends declared per common share outstanding	$0.44	$0.42	$0.40

Average common shares outstanding – basic	10,399,393	10,459,924	10,453,107

Average common shares outstanding – diluted	10,399,393	10,459,924	10,456,359

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended June 30,
	2016	2015	2014

Net earnings	$8,648	$9,055	$7,051

Other comprehensive income/(loss):

Unrealized gain/(loss) on securities available-for-sale	1,845	166	(266)

Other-than-temporary impairment loss on securities available-for-sale	-	91	-

Reclassification adjustment of realized gain included in net income on securities available-for-sale	(23)	(572)	-
	1,822	(315)	(266)

Tax effect	(708)	122	100

Total other comprehensive income/(loss)	1,114	(193)	(166)

Total comprehensive income	$9,762	$8,862	$6,885

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2013	10,447,227	104	3,213	176,972	590	180,879

Net earnings	-	-	-	7,051	-	7,051
Other comprehensive loss	-	-	-	-	(166)	(166)

Shares issued - Stock options exercised	12,697	1	155	-	-	156

Stock based compensation expense	-	-	4	-	-	4

Dividends paid	-	-	-	(4,179)	-	(4,179)

Balance, June 30, 2014	10,459,924	105	3,372	179,844	424	183,745

Net earnings	-	-	-	9,055	-	9,055
Other comprehensive loss	-	-	-	-	(193)	(193)

Stock based compensation expense	-	-	4	-	-	4

Dividends paid	-	-	-	(4,393)	-	(4,393)

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218

Net earnings	-	-	-	8,648	-	8,648
Other comprehensive loss	-	-	-	-	1,114	1,114

Stock based compensation expense	-	-	5	-	-	5

Stock repurchased	(180,117)	(2)	(1,141)	(1,217)	-	(2,360)

Dividends paid	-	-	-	(4,603)	-	(4,603)

Balance, June 30, 2016	10,279,807	$103	$2,240	$187,334	$1,345	$191,022

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$8,648	$9,055	$7,051
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	1,475	1,175	200
Depreciation and net amortization (accretion)	(129)	(496)	76
Write-down of repossessed assets	397	-	-
Gain on sale of leased property and sales-type lease income	(1,834)	(2,033)	(396)
Net gain recognized on investment securities	(23)	(481)	0
Deferred income taxes, including income taxes payable	17	(3,240)	(3,178)
Decrease in income taxes receivable	110	1,427	1,643
Net increase (decrease) in accounts payable and accrued liabilities	1,344	(275)	397
Other, net	(320)	37	673
Net cash provided by operating activities	9,685	5,169	6,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(349,231)	(381,763)	(283,904)
Payments received on lease receivables and loans	214,331	224,830	170,147
Proceeds from sales of leased property and sales-type leases	5,395	4,457	5,796
Proceeds from sales and assignments of leases	27,817	75,926	35,573
Purchase of investment securities	(22,798)	(68,294)	(8,229)
Pay down on investment securities	4,414	12,067	26,188
Proceeds from sale of investment securities	4,769	994	-
Net increase in other assets	(1,806)	(113)	(1)
Net cash used for investing activities	(117,109)	(131,896)	(54,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time certificates of deposit	149,699	111,232	16,145
Net increase (decrease) in demand and savings deposits	11,542	4,864	(6,363)
Net (decrease) increase in short-term borrowings	(2,000)	35,142	6,858
Payments to repurchase common stock	(2,360)	-	-
Dividends to stockholders	(4,603)	(4,393)	(4,179)
Proceeds from exercise of stock options	-	-	156
Net cash provided by financing activities	152,278	146,845	12,617

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,854	20,118	(35,347)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,240	40,122	75,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,094	$60,240	$40,122

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(5,744)	$1,553	$7,872
Estimated residual values recorded on leases	$(579)	$(2,565)	$(3,556)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$6,124	$3,875	$3,045
Income Taxes	$5,293	$7,573	$5,557

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corp. (“CalFirst Leasing”). The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. The Company’s business has migrated from predominately leasing toward over 50% commercial loans, with a lease and loan portfolio diversified geographically and across industries. CalFirst Bank is an Internet bank that gathers deposits from a centralized location primarily through posting rates on the Internet with all banking and other operations conducted from one central location.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, cash in demand deposit accounts, and money market accounts, all of which have initial maturities of less than ninety days. The Company had cash in interest-bearing accounts of $102.0 million and $56.6 at June 30, 2016 and 2015, respectively. Included in cash and cash equivalents at June 30, 2016 and 2015 was $92.0 million and $35.5 million, respectively, that was held by the Bank. At June 30, 2016, CalFirst Leasing and California First National Bancorp had $13.1 million held in money market accounts not subject to FDIC insurance.

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

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2016	2015	2014
	(in thousands, except share and per amounts)
Net earnings	$8,648	$9,055	$7,051
Weighted average number of common shares outstanding assuming no exercise of outstanding options	10,399,393	10,459,924	10,453,107
Dilutive stock options using the treasury stock method	-	-	3,252
Dilutive common shares outstanding	10,399,393	10,459,924	10,456,359
Basic earnings per common share	$0.83	$0.87	$0.67
Diluted earnings per common share	$0.83	$0.87	$0.67

The Company had 10,000 antidilutive stock options in its calculation of diluted earnings per share for the year ended June 30, 2016, 2015 and 2014.

California First National Bancorp and Subsidiaries

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016 will require that all leases be recognized on the balance sheet as lease assets and lease liabilities and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-02 on its financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-01 on its financial statements and disclosures.

Reclassifications

Certain reclassifications have been made to the fiscal 2015 and 2014 financial statements to conform to the presentation of the fiscal 2016 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2016		June 30, 2015
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,886	1,886	1,260	1,260
Mortgage-backed investment	116	131	119	134
	$3,957	$3,972	$3,334	$3,349

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

California First National Bancorp and Subsidiaries

Note 3 - Securities Available for Sale:

Securities available-for-sale include U.S. Treasury securities, corporate and municipal bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), mutual fund and equity investments. The amortized cost, fair value, and carrying value of available-for-sale-securities were as follows:

	at June 30, 2016
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$47,355	$1,419	$-	$48,774
Corporate debt securities	13,291	97	(3)	13,385
Agency MBS	31,782	441	-	32,223
Mutual fund investments	1,215	247	-	1,462
Total securities available-for-sale	$93,643	$2,204	$(3)	$95,844

	at June 30, 2015
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$47,286	$484	$-	$47,770
Corporate debt securities	13,165	18	(31)	13,152
Agency MBS	18,765	53	(149)	18,669
Securities of state and political subdivisions	406	6	-	412
Mutual fund investments	1,215	-	(6)	1,209
Total securities available-for-sale	$80,837	$561	$(186)	$81,212

The following table presents the fair value and associated gross unrealized loss on available-for-sale securities with a gross unrealized loss at June 30, 2016 and 2015.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At June 30, 2016
Corporate debt securities	$(3)	$3,266	$-	$-	$(3)	$3,266
Total	$(3)	$3,266	$-	$-	$(3)	$3,266

At June 30, 2015
Corporate debt securities	$(31)	$8,388	$-	$-	$(31)	$8,388
Agency MBS	(149)	14,170	-	-	(149)	14,170
Mutual fund investments	(6)	1,209	-	-	(6)	1,209
Total	$(186)	$23,767	$-	$-	$(186)	$23,767

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any recovery. The $3,000 unrealized loss at June 30, 2016 relates to fluctuations in interest rates and financial markets and not credit quality. Because the Company has the intent to hold this security and more likely than not will not need to sell it, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2016.

The $186,000 in unrealized losses at June 30, 2015 related to fluctuations in interest rates and financial markets and not credit quality. Because the Company has the intent to hold these securities and more likely than not will not need to sell them, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015. In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment. While the Company had the ability and intent to retain this investment, given that the fund lowered its dividend by 11% in May 2014 and had traded below its recorded cost for over twelve months, the Company determined that an other than temporary impairment had occurred.

California First National Bancorp and Subsidiaries

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in three months or less	$-	$-
Due after three months to one year	-	-
Due after one year to five years	60,646	62,159
Due after five years	31,782	32,223
No stated maturity	1,215	1,462
Total securities available-for-sale	$93,643	$95,844

The following table presents the Company’s gross realized gains and gross realized losses on available-for-sale securities. These gains and losses were recognized using the specific identification method and were included in non-interest income.

(in thousands)	Available-for-sale
	For the years ended June 30,
	2016	2015	2014
Gross realized gains	$23	$572	$-
Gross realized losses	-	-	-
Other than temporary impairment	-	(91)	-
Total	$23	$481	$-

During the twelve months ended June 30, 2016, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. The net gain is recognized using the specific identification method and is included in non-interest income. During the twelve months ended June 30, 2015, the Company realized a gain of $572,000 from the sale of equity investments for proceeds of $994,000. The net gain is recognized using the specific identification method and is included in non-interest income. In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment discussed above.

At June 30, 2016, U.S. Treasury notes and Agency MBS with an amortized cost of $79.1 million are pledged to secure borrowings from the FHLB (see Note 9). At June 30, 2015, U.S. Treasury notes and Agency MBS with an amortized cost of $66.1 million are pledged to secure borrowings from the FHLB.

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2016	2015
	(in thousands)
Other lessee receivables	$214	$440
Accrued interest and dividends	1,119	734
	$1,333	$1,174

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
	2016	2015
	(in thousands)
Minimum lease payments receivable	$248,527	$310,960
Estimated residual value	10,871	13,819
Less unearned income	(19,434)	(23,046)
Net investment in leases before allowances	239,964	301,733
Less allowance for lease losses	(2,228)	(3,339)
Less valuation allowance for estimated residual value	(62)	(70)
Net investment in leases	$237,674	$298,324

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease. Unearned income and discounts include the offset of initial direct costs of $2.6 million and $2.4 million at June 30, 2016 and 2015, respectively.

California First National Bancorp and Subsidiaries

At June 30, 2016, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

	Lease	Estimated
Years ending June 30,	Receivable	Residual Value	Total
	(in thousands)
2017	$98,920	$3,790	$102,710
2018	68,795	4,197	72,992
2019	42,701	1,646	44,347
2020	20,194	123	20,317
2021	8,469	461	8,930
Thereafter	9,448	654	10,102
	248,527	10,871	259,398
Less unearned income	(18,390)	(1,044)	(19,434)
Less allowances	(2,228)	(62)	(2,290)
	$227,909	$9,765	$237,674

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates ranging from 2.11% to 4.75%. Maturities of such obligations at June 30, 2016 are as follows:

Non-recourse
Years ending June 30,	Debt
(in thousands)
2017	$4,115
2018	276
Total non-recourse debt	4,391
Deferred interest expense	58
Discounted lease rentals assigned to lenders	$4,449

Deferred interest expense of $58,000 at June 30, 2016 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $4.4 million using the effective yield method over the applicable lease term.

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
	2016	2015
	(in thousands)
Commercial term loans	$399,239	$238,973
Commercial real estate loans	6,682	7,531
Revolving lines of credit	3,405	585
Total commercial loans	409,326	247,089
Less unearned income and discounts	(1,018)	(580)
Less allowance for loan losses	(4,572)	(3,047)
Net commercial loans	$403,736	$243,462

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $524,000 at June 30, 2016 and $7.4 million at June 30, 2015.

California First National Bancorp and Subsidiaries

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases, commercial loans, and transactions-in-process (“risk assets”). A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	June 30,
	2016	2015
	(dollars in thousands)
Allowance for credit losses at beginning of year	$6,456	$5,299
Charge-off of leases	(1,120)	(19)
Recovery of lease amounts previously written off	51	1
Provision for credit losses	1,475	1,175
Allowance for credit losses at end of year	$6,862	$6,456

Components of allowance for credit losses:
Allowance for lease losses	$2,290	$3,409
Allowance for loan losses	4,572	3,047
	$6,862	$6,456
Allowance for credit losses as percent of net investment in leases and loans before allowances	1.06%	1.18%

Net recoveries (charge-offs) as percent of average leases and loans	(0.2%)	0.00%

In addition to the allowance for credit losses, the Company has recorded a liability for unfunded loan commitments of $50,000 at June 30, 2016 and 2015.

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

California First National Bancorp and Subsidiaries

The risk classification of financing receivables by portfolio class is as follows:

		Education
		Government	Commercial	Commercial	Total
(in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2016:
Pass	$174,679	$58,344	$397,910	$6,679	$637,612
Special Mention	6,308	380	3,719	-	10,407
Substandard	241	-	-	-	241
Doubtful	10	2	-	-	12
	$181,238	$58,726	$401,629	$6,679	$648,272
Non-accrual	$10	$2	$-	$-	$12

As of June 30, 2015:
Pass	$219,791	$69,865	$234,076	$7,523	$531,255
Special Mention	6,080	304	4,910	-	11,294
Substandard	5,435	217	-	-	5,652
Doubtful	37	4	-	-	41
	$231,343	$70,390	$238,986	$7,523	$548,242
Non-accrual	$37	$4	$-	$-	$41

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	31-89	Than	Total		Financing	Days &
(in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of June 30, 2016:
Commercial Leases	$-	$10	$10	$181,228	$181,238	$-
Education, Government, Non-profit Leases	-	2	2	58,724	58,726	-
Commercial and Industrial Loans	-	-	-	401,629	401,629	-
Commercial Real Estate Loans	-	-	-	6,679	6,679	-
	$-	$12	$12	$648,260	$648,272	$-

As of June 30, 2015:
Commercial Leases	$2,733	$37	$2,770	$228,573	$231,343	$-
Education, Government, Non-profit Leases	8	4	12	70,378	70,390	-
Commercial and Industrial Loans	-	-	-	238,986	238,986	-
Commercial Real Estate Loans	-	-	-	7,523	7,523	-
	$2,741	$41	$2,782	$545,460	$548,242	$-

California First National Bancorp and Subsidiaries

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of June 30, 2016 and 2015:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2016:
Allowance for lease and loan losses
Balance beginning of period	$2,592	$817	$2,936	$111	$6,456
Charge-offs	(1,118)	(2)	-	-	(1,120)
Recoveries	1	50	-	-	51
Provision	350	(400)	1,575	(50)	1,475
Balance end of period	$1,825	$465	$4,511	$61	$6,862

Individually evaluated for impairment	$37	$2	$-	$-	$39
Collectively evaluated for impairment	1,788	463	4,511	61	6,823
Total ending allowance balance	$1,825	$465	$4,511	$61	$6,862
Finance receivables
Individually evaluated for impairment	$242	$2	$-	$-	$244
Collectively evaluated for impairment	180,996	58,724	401,629	6,679	648,028
Total ending finance receivable balance	$181,238	$58,726	$401,629	$6,679	$648,272

As of June 30, 2015:
Allowance for lease and loan losses
Balance beginning of period	$2,510	$817	$1,761	$211	$5,299
Charge-offs	(19)	-	-	-	(19)
Recoveries	1	-	-	-	1
Provision	100	-	1,175	(100)	1,175
Balance end of period	$2,592	$817	$2,936	$111	$6,456

Individually evaluated for impairment	$563	$58	$	$	$621
Collectively evaluated for impairment	2,029	759	2,936	111	5,835
Total ending allowance balance	$2,592	$817	$2,936	$111	$6,456
Finance receivables
Individually evaluated for impairment	$5,449	$221	$-	$-	$5,670
Collectively evaluated for impairment	225,894	70,169	238,986	7,523	542,572
Total ending finance receivable balance	$231,343	$70,390	$238,986	$7,523	$548,242

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

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The Company had no long-term borrowings at June 30, 2016 and 2015. The borrowings from the FHLB and weighted average interest rates at June 30, 2016 and 2015 were as follows:

	June 30, 2016		June 30, 2015
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Short-term borrowings
FHLB advances	$40,000	0.42%	$42,000	0.32%

California First National Bancorp and Subsidiaries

At June 30, 2016, there was estimated available borrowing capacity from the FHLB of $40.8 million related to qualifying real estate loans of $3.5 million and securities with a carrying value of $79.1 million. There were no borrowings from the FRB, leaving availability of approximately $107.2 million secured by $140.4 million of lease receivables.

Note 10 – Deposits:

The composition of deposits is as follows:

	June 30, 2016		June 30, 2015
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$2,181	0.34%	$2,193	0.5%
Interest-bearing deposits
Demand	1,298	0.21%	2,715	0.6%
Savings and money market	78,510	12.40%	65,539	13.9%
Time certificates of deposits	551,158	87.05%	401,459	85.0%
Total Deposits	$633,147	100.00%	$471,906	100.0%

Included in savings and money market deposits at June 30, 2016 is a deposit in the amount of $20.2 million from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company. The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of more than $250,000 were $128.0 million and $82.2 million at June 30, 2016 and 2015, respectively.

At June 30, 2016, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2017	$440,636
2018	89,521
2019	21,001
Total time certificates of deposit	$551,158

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2016, there were no liabilities subject to ASC 820.

California First National Bancorp and Subsidiaries

The Company classifies financial assets and liabilities within the fair value hierarchy based on the availability of observable market information. Securities available-for-sale include U.S. Treasury securities, corporate and municipal bonds, U.S. government agency (“Agency”) mortgage-backed securities (“MBS”), mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value of corporate and municipal bonds and the MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury securities, mutual funds and equity investments are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input). Changes in markets, economic conditions or the Company valuation model may require the transfer of financial instruments from one level to another. Such transfer, if any, would be recorded at the fair value as of the beginning of the period in which the transfer occurred. The Company has had no transfers in fiscal 2016 and 2015.

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2016 and 2015:

		Quoted Price in		Significant
		Active Markets for	Significant Other	Unobservable
	Total	Identical Assets	Observable Inputs	Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2016
U.S. Treasury Notes	$48,774	$48,774	$-	$-
Corporate debt securities	13,385	-	13,385	-
Agency MBS	32,223	-	32,223	-
Mutual fund investments	1,462	1,462	-	-
	$95,844	$50,236	$45,608	$-

As of June 30, 2015
U.S. Treasury notes	$47,770	$47,770	$-	$-
Corporate debt securities	13,152	-	13,152	-
Agency MBS	18,669	-	18,669	-
Securities of state and political subdivisions	412	-	412	-
Mutual fund investment	1,209	1,209	-	-
	$81,212	$48,979	$32,233	$-

Certain financial assets, such as collateral dependent impaired loans and repossessed or returned assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. During the year ended June 30, 2016, the equipment subject to a lease rejected in bankruptcy was transferred from lease receivables and recorded as repossessed equipment in other assets.

The fair value of repossessed equipment is based on available market information, including sales results and appraisal, less estimated selling costs. The equipment repossessed was initially recorded at the estimated fair value less estimated selling costs at the time of transfer to repossessed assets and subsequently written down based on an updated appraisal.

The following table summarizes the Company’s assets which are measured at fair value on a non-recurring basis as of June 30, 2016. The Company had no such assets or liabilities at June 30, 2015.

		Quoted Price in		Significant
		Active Markets for	Significant Other	Unobservable
	Total	Identical Assets	Observable Inputs	Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
As of June 30, 2016
Repossessed asset	$1,300	$-	$-	$1,300

Note 12 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2016, and June 30, 2015, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2016		June 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$105,094	$105,094	$60,240	$60,240
Investments	3,957	3,972	3,334	3,349
Securities available-for-sale	95,844	95,844	81,212	81,212
Commercial loan participations	389,511	388,781	227,238	226,627
Other loans	14,225	14,512	16,224	16,381
Financial Liabilities:
Demand and savings deposits	81,989	81,989	70,447	70,447
Time certificate of deposits	551,158	551,508	401,459	401,211
Short-term borrowings	$40,000	$40,001	$42,000	$42,004

Note 13 – Income Taxes:

The Company accounts for its income taxes under ASC 740, “Income Taxes.” Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. The Company is subject to U.S. Federal income tax jurisdiction, as well as multiple state and local jurisdictions as a result of doing business in most states. The Company’s Federal tax returns remain subject to examination from 2014 forward, while state income tax returns are generally open from 2012 forward, and vary by individual state statute of limitation. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2016	2015	2014
	(in thousands)
Current tax (benefit) expense:
Federal	$9,801	$8,652	$6,299
State	1,240	1,067	912
	11,041	9,719	7,211
Deferred tax (benefit) expense:
Federal	(5,064)	(3,678)	(2,792)
State	(557)	(281)	(397)
	(5,621)	(3,959)	(3,189)
	$5,420	$5,760	$4,022

At June 30, 2016 and 2015, the Company had an income taxes receivable balance of $121,000 and $231,000 respectively.

California First National Bancorp and Subsidiaries

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting. Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2016	2015
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$13,799	$14,003
Deferred selling expenses	1,072	965
Depreciation	632	77
Other investments	673	19
Total liabilities	16,176	15,064
Deferred income tax assets:
Allowances and reserves	(3,061)	(2,741)
State income taxes	(434)	(374)
Stock-based compensation	(7)	(5)
Total assets	(3,502)	(3,120)
Net deferred income tax liabilities	$12,674	$11,944

The differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2016	2015	2014
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	4.86	5.31	4.65
Other, mainly tax exempt leases	(1.36)	(1.41)	(2.25)
Derecognition of uncertain tax positions	-	-	(1.10)
Effective rate	38.50%	38.90%	36.30%

As of June 30, 2016, there was $188,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016, accrued penalties and interest on unrecognized tax benefits are estimated to be $34,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2016	2015
	(in thousands)
Balance, beginning of period	$188	$188
Increase for tax positions in current year	47	47
Increase (decrease) for tax positions taken in prior years	(48)	(48)
Increase (decrease) for interest and penalties	1	1
Balance, end of period	$188	$188

At June 30, 2016, there were no material changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons; including additions related to current year tax provisions, the expiration of the statute of limitations on open tax years, the status of examinations and changes in management judgment.

California First National Bancorp and Subsidiaries

Note 14 – Capital Structure and Stock-based Compensation:

At June 30, 2016, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

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

On July 1, 2005, the Company implemented ASC Topic 718, “Compensation – Stock Compensation (“ASC 718”). ASC 718 addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. The fair value of each grant is estimated using the Black-Scholes option-pricing model. There were no option grants in fiscal years 2016, 2015 and 2014. The Company has not awarded any new grants since fiscal 2013.

The Company recognized stock-based compensation expense for the years ended June 30, 2016 and 2015 and 2014 of $4,500, $4,400 and $4,400, respectively. As of June 30, 2016, the Company had $4,800 of unrecognized stock-based compensation expense to be recognized over the next 13 months.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00	22,697	$13.91
Exercised	-	-	-	-	(12,697)	12.26
Granted	-	-	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	6,000		4,000		2,000
Shares available for issuance	2,219,845		2,115,246		2,010,647

As of June 30, 2016
Options Outstanding						Options Exercisable
Weighted Average
Range of			Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise prices			Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price

$16.00	-	$16.00	10,000	6.08	$16.00	6,000	$16.00

At June 30, 2016, the aggregate intrinsic value of options outstanding and options exercisable was $0. There were no options exercised during the year ended June 30, 2016. The total intrinsic value of options exercised during the year ended June 30, 2015 and 2014 was $0 and $35,496, respectively.

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

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of June 30, 2016 and June 30, 2015, with information for June 30, 2015 reflecting the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by federal regulators.

	June 30,
	2016		2015
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$189,677	25.12%	$187,987	29.17%
Tier 1 risk-based capital	$189,677	25.12%	$187,987	29.17%
Total risk-based capital	$196,589	26.04%	$194,493	30.18%
Tier 1 leverage capital	$189,677	21.67%	$187,987	26.79%

California First National Bank
Common equity Tier 1 capital	$116,379	15.88%	$109,147	17.65%
Tier 1 risk-based capital	$116,379	15.88%	$109,147	17.65%
Total risk-based capital	$123,091	16.79%	$115,306	18.65%
Tier 1 leverage capital	$116,379	13.94%	$109,147	17.10%

Note 16 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement. At June 30, 2016 and 2015, the Company had approved lease and loan commitments of $57.0 million and $88.4 million, respectively. These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed. The Company does not issue standby letters of credit.

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2019. Rent expense was $684,100 (2016), $634,000 (2015) and $680,000 (2014).

Future minimum
Years ending	lease payments
June 30,	(in thousands)
2017	$689
2018	720
2019	121
$1,530

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

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions of $94,287 (2016), $97,607 (2015) and $121,889 (2014).

Note 17 – Segment Reporting:

The Company’s banking subsidiary, CalFirst Bank, and leasing subsidiary, CalFirst Leasing, are considered to be two different business segments. The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1). Below is a summary of each segment’s financial results for fiscal years 2016, 2015 and 2014:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Bank	Leasing	Entries	Consolidated
	(in thousands)
Year end June 30, 2016:
Total interest income	$26,334	$1,358	$9	$27,701
Net interest income after provision for credit losses	18,331	1,676	9	20,016
Non-interest income	2,300	2,586	-	4,886
Net earnings	7,232	2,376	(960)	8,648
Total assets	$852,056	$78,183	$(42,063)	$888,176

Year end June 30, 2015:
Total interest income	$21,092	$1,912	$1	$23,005
Net interest income after provision for credit losses	15,730	2,154	1	17,885
Non-interest income	3,947	4,762	-	8,709
Net earnings	6,367	3,577	(889)	9,055
Total assets	$671,785	$90,337	$(31,048)	$731,074

Year end June 30, 2014:
Total interest income	$17,062	$2,678	$1	$19,741
Net interest income after provision for credit losses	13,783	2,720	1	16,504
Non-interest income	2,520	3,044	-	5,564
Net earnings	5,081	2,817	(847)	7,051
Total assets	$518,940	$92,787	$(32,177)	$579,550

California First National Bancorp and Subsidiaries

Note 18 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2016 and 2015 and for the years ended June 30, 2016, 2015 and 2014 are presented as follows:

Condensed Balance Sheets	June 30,
(in thousands, except per share amounts)	2016	2015

ASSETS
Cash and cash equivalents	$3,910	$3,091
Investments and marketable securities	-	-
Intercompany receivable	3	69
Investment in banking subsidiary	117,573	109,382
Investment in nonbanking subsidiaries	70,237	75,706
Intercompany note receivable	-	-
Other assets	169	664
Premises and other fixed assets	124	197
	$192,016	$189,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued liabilities	$470	$492
Intercompany payable	123	120
Income taxes payable- deferred	401	279
	994	891
Stockholders' equity
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized: 10,279,807 (2016) and 10,459,924 (2015) issued and outstanding	103	105
Additional paid in capital	2,240	3,376
Retained earnings	187,334	184,506
Other comprehensive income, net of tax	1,345	231
	191,022	188,218
	$192,016	$189,109

Condensed Statements of Earnings	Years Ended June 30,
(in thousands)	2016	2015	2014
Income:
Dividends from non-bank subsidiary	$8,000	$5,000	$-
Management fee income bank subsidiary	968	676	569
Management fee income non-bank subsidiaries	59	151	151
Interest income non-bank subsidiaries	-	-	22
Other interest income	9	1	1
Gain (loss) on investment securities	-	-	-
	9,036	5,828	743

Non-interest Expenses:
Salaries & benefits	1,508	1,209	1,186
Occupancy	146	95	140
Professional services	243	244	274
Other general & administrative	198	322	488
	2,095	1,870	2,088

Income (Loss) before taxes and equity in undistributed earnings of subsidiaries	6,941	3,958	(1,345)
Income tax expense	(99)	(154)	(498)
Equity in undistributed earnings of subsidiaries	1,608	4,943	7,898
Net Income	$8,648	$9,055	$7,051

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	Years Ended June 30,
(in thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,648	$9,055	$7,051
Adjustments to reconcile net earnings to cash flows:
Deferred income taxes	122	49	(706)
Equity in undistributed earnings of subsidiaries	(1,608)	(4,943)	(7,898)
Net change in other liabilities	(22)	(3)	74
Net change in other assets	500	510	37
Other, net	73	64	(68)
Net cash provided by (used) for operating activities	7,713	4,732	(1,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and (advances to) subsidiaries	69	(44)	3,745
Net cash provided by (used for) investing activities	69	(44)	3,745

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	156
Payments to repurchase common stock	(2,360)	-	-
Dividends paid	(4,603)	(4,393)	(4,179)
Net cash used for financing activities	(6,963)	(4,393)	(4,023)

NET CHANGE IN CASH AND CASH EQUIVALENTS	819	295	(1,788)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,091	2,796	4,584
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,910	$3,091	$2,796

Note 19 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2016 and 2015 is as follows:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	(dollars in thousands, except per share amounts)
2016
Total interest income	$6,250	$6,570	$6,837	$8,044
Net interest income after provision for credit losses	4,457	4,556	5,022	5,981
Non-interest income	896	708	497	2,785
Net earnings	$1,724	$1,558	$1,611	$3,755

Basic earnings per common share	$0.16	$0.15	$0.15	$0.37
Diluted earnings per common share	$0.16	$0.15	$0.15	$0.37
Dividends declared per common share	$-	$0.44	$-	$-

2015
Total finance and loan income	$5,257	$5,714	$5,787	$6,247
Net interest income after provision for credit losses	4,124	4,403	4,674	4,684
Non-interest income	2,547	4,665	967	530
Net earnings	$2,459	$3,557	$1,678	$1,360

Basic earnings per common share	$0.24	$0.34	$0.16	$0.13
Diluted earnings per common share	$0.24	$0.34	$0.16	$0.13
Dividends declared per common share	$-	$0.42	$-	$-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016.

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

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2016 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2016 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2016 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2015 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than October 28, 2016 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

CALIFORNIA FIRST NATIONAL BANCORP

By:	/s/ S. Leslie Jewett	Date:	September 26, 2016
S. Leslie Jewett Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 26, 2016
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 26, 2016
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 26, 2016
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 26, 2016
Michael H. Lowry

/s/ Harris Ravine	Director	September 26, 2016
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 26, 2016
Danilo Cacciamatta

