Form 10-Q
period 2016-09-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2016-10-28
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of October 27, 2016 was 10,279,807.

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

California First National Bancorp

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS

Cash and due from banks	$100,669	$105,094
Securities available-for-sale	93,692	95,844
Investments	3,956	3,957
Receivables	1,925	1,333
Property acquired for transactions in process	28,936	30,932
Leases and loans:
Net investment in leases	226,574	239,964
Commercial loans	427,378	408,308
Allowance for credit losses	(7,165)	(6,862)
Net investment in leases and loans	646,787	641,410

Net property on operating leases	3,016	2,928
Income taxes receivable	51	121
Other assets	1,984	2,108
Discounted lease rentals assigned to lenders	3,034	4,449
Total Assets	$884,050	$888,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$82,060	$81,989
Time certificates of deposit	547,620	551,158
Short-term borrowings	40,000	40,000
Accounts payable	2,103	1,697
Accrued liabilities	2,287	3,622
Lease deposits	1,808	1,565
Non-recourse debt	3,034	4,449
Deferred income taxes, net	12,356	12,674
Total Liabilities	691,268	697,154

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,279,807 (September 2016) and 10,279,807 (June 2016) issued and outstanding	103	103
Additional paid in capital	2,242	2,240
Retained earnings	189,292	187,334
Accumulated other comprehensive income, net of tax	1,145	1,345
Total Stockholders’ Equity	192,782	191,022
Total Liabilities and Stockholders’ Equity	$884,050	$888,176

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2016	2015

Finance and loan income	$6,583	$5,777
Investment interest income	661	473
Total interest income	7,244	6,250

Interest expense
Deposits	1,895	1,256
Borrowings	43	37
Net interest income	5,306	4,957
Provision for credit losses	300	500
Net interest income after provision for credit losses	5,006	4,457

Non-interest income
Operating and sales-type lease income	584	143
Gain on sale of leases, loans and leased property	234	688
Gain on sale of investment securities	-	23
Other fee income	97	42
Total non-interest income	915	896

Non-interest expenses
Compensation and employee benefits	1,887	1,741
Occupancy	174	169
Professional services	202	184
Other general and administrative	422	437
Total non-interest expenses	2,685	2,531

Earnings before income taxes	3,236	2,822

Income taxes	1,278	1,098

Net earnings	$1,958	$1,724

Basic earnings per common share	$0.19	$0.16

Diluted earnings per common share	$0.19	$0.16

Dividends declared per common share	0.00	$0.00

Average common shares outstanding – basic	10,279,807	10,459,924

Average common shares outstanding – diluted	10,279,807	10,459,924

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,
	2016	2015

Net earnings	$1,958	$1,724

Other comprehensive loss:

Unrealized gains/(losses) on securities available-for-sale	(331)	650

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	(23)

Tax effect	131	(244)

Total other comprehensive (loss) / income	(200)	383

Total comprehensive income	$1,758	$2,107

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,958	$1,724
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	300	500
Depreciation and net amortization (accretion)	(12)	(82)
Gain on sale of leased property and sales-type lease income	(46)	(100)
Net gain recognized on investment securities	-	(23)
Deferred income taxes, including income taxes payable	(207)	275
Decrease in income taxes receivable	70	147
Net decrease in accounts payable and accrued liabilities	(1,335)	(184)
Other, net	(557)	(952)
Net cash provided by operating activities	171	1,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(78,686)	(98,850)
Payments received on lease receivables and loans	70,115	69,457
Proceeds from sales of leased property and sales-type leases	1,100	1,331
Proceeds from sales and assignments of leases	4,469	7,519
Pay down on investment securities	1,773	811
Proceeds from sale of investment securities	-	4,769
Net decrease (increase) in other assets	100	(45)
Net cash used for investing activities	(1,129)	(15,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(3,538)	27,430
Net increase (decrease) in demand and savings deposits	71	(2,059)
Net cash (used for) provided by financing activities	(3,467)	25,371

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,425)	11,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,094	60,240
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,669	$71,908

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(1,415)	$(1,442)

Estimated residual values recorded on leases	$(36)	$(132)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the three month period for:
Interest	$1,965	$1,248
Income Taxes	$1,414	$676

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Three months ended September 30, 2015

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218

Net earnings	-	-	-	1,724	-	1,724
Other comprehensive income	-	-	-	-	383	383

Stock based compensation expense	-	-	2	-	-	2

Balance, September 30, 2015	10,459,924	$105	$3,378	$186,230	$614	$190,327

Three months ended September 30, 2016

Balance, June 30, 2016	10,279,807	$103	$2,240	$187,334	$1,345	$191,022

Net earnings	-	-	-	1,958	-	1,958
Other comprehensive loss	-	-	-	-	(200)	(200)

Stock based compensation expense	-	-	2	-	-	2

Balance, September 30, 2016	10,279,807	$103	$2,242	$189,292	$1,145	$192,782

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of California First National Bancorp (the “Company”) and its subsidiaries California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corporation (“CalFirst Leasing”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2016. The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the readers have read or have access to the 2016 Annual Report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2016 and for the year then ended.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of September 30, 2016 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended September 30, 2016 and 2015. The results of operations for the three-month period ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2017.

Certain reclassifications have been made to the fiscal 2016 financial statements to conform to the presentation of the fiscal 2017 financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of this new requirement on the cash flows of the Company.

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2016, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2016 Annual Report on Form 10-K. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarters ended September 30, 2016 and 2015, the Company recognized pre-tax stock-based compensation expense of $1,100 in each respective quarter. Such expense related to options granted during fiscal 2013. The Company has not awarded any new grants in fiscal 2017 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s 2016 Annual Report on Form 10-K. As of September 30, 2016, approximately $3,700 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 10 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the three months ended
	September 30, 2016		September 30, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00
Exercised	-	-	-	-
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	8,000		6,000

Stock options outstanding and exercisable are summarized below:

As of September 30, 2016
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	-	$16.00	10,000	5.83	$16.00	8,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at September 30, 2016, there were no liabilities subject to ASC 820.

Securities available-for-sale include U.S. Treasury Notes, corporate bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), and a mutual fund investment and generally are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value of corporate bonds and the Agency MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury Notes and the mutual fund are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input).

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of September 30, 2016 and June 30, 2016:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2016
U.S. Treasury Notes	$48,486	$48,486	$-	$-
Corporate debt securities	13,348	-	13,348	-
Agency MBS	30,403	-	30,403	-
Mutual fund investment	1,455	1,455	-	-
	$93,692	$49,941	$43,751	$-

As of June 30, 2016
U.S. Treasury Notes	$48,774	$48,774	$-	$-
Corporate debt securities	13,385	-	13,385	-
Agency MBS	32,223	-	32,223	-
Mutual fund investment	1,462	1,462	-	-
	$95,844	$50,236	$45,608	$-

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

The fair value of repossessed equipment is based on available market information, including independent appraisal and sales results, less estimated selling costs. The equipment repossessed was initially recorded at the estimated fair value less estimated selling costs at the time of transfer to repossessed assets and subsequently written down based on an updated appraisal.

The following table summarizes the Company’s assets which are measured at fair value on a non-recurring basis as of September 30, 2016 and June 30, 2016.

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2016
Repossessed asset	$1,300	$-	$-	$1,300
As of June 30, 2016
Repossessed asset	$1,300	$-	$-	$1,300

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of September 30, 2016, and June 30, 2016, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2016		June 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$100,669	$100,669	$105,094	$105,094
Securities available-for-sale	93,692	93,692	95,844	95,844
Investments	3,956	3,971	3,957	3,972
Commercial loan participations, net	408,692	409,242	389,511	388,781
Other commercial loans, net	13,814	14,491	14,225	14,512
Financial Liabilities:
Demand and savings deposits	82,060	82,060	81,989	81,989
Time certificate of deposits	547,620	547,884	551,158	551,508
Short-term borrowings	$40,000	$40,006	$40,000	$40,001

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	September 30, 2016		June 30, 2016
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,886	1,886	1,886	1,886
Mortgage-backed investment	115	130	116	131
	$3,956	$3,971	$3,957	$3,972

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

NOTE 7 – SECURITIES AVAILABLE-FOR-SALE:

The amortized cost, fair value, and carrying value of securities were as follows:

	at September 30, 2016
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,373	$1,113	$-	$48,486
Corporate debt securities	13,253	95	-	13,348
Agency MBS	29,961	442	-	30,403
Mutual fund investment	1,215	240	-	1,455
Total securities available-for-sale	$91,802	$1,890	$-	$93,692

	at June 30, 2016
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,355	$1,419	$-	$48,774
Corporate debt securities	13,291	97	(3)	13,385
Agency MBS	31,782	441	-	32,223
Mutual fund investment	1,215	247	-	1,462
Total securities available-for-sale	$93,643	$2,204	$(3)	$95,844

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in three months or less	$-	$-
Due after three months to one year	-	-
Due after one year to five years	60,626	61,833
Due after five years	29,961	30,404
No stated maturity	1,215	1,455
Total securities available-for-sale	$91,802	$93,692

For the three months ended September 30, 2016, the Company had no realized gains or losses from the sale of available-for-sale securities. During the quarter ended September 30, 2015, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. There were no available-for-sale securities in a gross unrealized loss position at September 30, 2016. The following table presents the fair value and associated gross unrealized loss on available-for-sale securities at June 30, 2016.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2016
Corporate debt securities	$(3)	$3,266	$-	$-	$(3)	$3,266
Total	$(3)	$3,266	$-	$-	$(3)	$3,266

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery and whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis.

At September 30, 2016 and at June 30, 2016, U.S. Treasury notes and Agency MBS with an amortized cost of $77.3 million and $79.1 million, respectively, were pledged to secure borrowings from the FHLB (see Note 11).

NOTE 8 – NET INVESTMENT IN LEASES

The Company's net investment in leases consists of the following:

	September 30,	June 30,
	2016	2016
	(in thousands)
Minimum lease payments receivable	$237,192	$248,527
Estimated residual value	9,798	10,871
Less unearned income	(20,416)	(19,434)
Net investment in leases before allowances	226,574	239,964
Less allowance for lease losses	(2,231)	(2,228)
Less valuation allowance for estimated residual value	(62)	(62)
Net investment in leases	$224,281	$237,674

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $2.6 million at September 30, 2016 and at June 30, 2016.

NOTE 9 – COMMERCIAL LOANS

The Company’s investment in commercial loans consists of the following:

	September 30,	June 30,
	2016	2016
	(in thousands)
Commercial term loans	$417,271	$399,239
Commercial real estate loans	6,571	6,682
Revolving lines of credit	4,414	3,405
Total commercial loans	428,256	409,326
Less unearned income and discounts	(878)	(1,018)
Less allowance for loan losses	(4,872)	(4,572)
Net commercial loans	$422,506	$403,736

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $2.0 million at September 30, 2016 and $524,000 at June 30, 2016. The Company has a recorded liability for unfunded loan commitments of $50,000 at September 30, 2016 and at June 30, 2016 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable

As of September 30, 2016:
Pass	$165,660	$54,879	$420,809	$6,569	$647,917
Special Mention	5,462	334	-	-	5,796
Substandard	227	-	-	-	227
Doubtful	10	2	-	-	12
	$171,359	$55,215	$420,809	$6,569	$653,952
Non-accrual	$10	$2	$-	$-	$12

As of June 30, 2016:
Pass	$174,679	$58,344	$397,910	$6,679	$637,612
Special Mention	6,308	380	3,719	-	10,407
Substandard	241	-	-	-	241
Doubtful	10	2	-	-	12
	$181,238	$58,726	$401,629	$6,679	$648,272
Non-accrual	$10	$2	$-	$-	$12

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

The following table presents the aging of the financing receivables by portfolio class:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of September 30, 2016:
Commercial Leases	$-	$10	$10	$171,349	$171,359	$-
Education, Government, Non-profit Leases	-	2	2	55,213	55,215	-
Commercial and Industrial Loans	-	-	-	420,809	420,809	-
Commercial Real Estate Loans	-	-	-	6,569	6,569	-
	$-	$12	$12	$653,940	$653,952	$-

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing
As of June 30, 2016:
Commercial Leases	$-	$10	$10	$181,228	$181,238	$-
Education, Government, Non-profit Leases	-	2	2	58,724	58,726	-
Commercial and Industrial Loans	-	-	-	401,629	401,629	-
Commercial Real Estate Loans	-	-	-	6,679	6,679	-
	$-	$12	$12	$648,260	$648,272	$-

The allowance balances and activity in the allowance related to financing receivables by portfolio segment for the three months ended September 30, 2016 and September 30, 2015 are presented in the following table:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable

For the three months ended September 30, 2016:
Balance beginning of period	$1,825	$465	$4,511	$61	$6,862
Charge-offs	-	-	-	-	-
Recoveries	3	-	-	-	3
Provision	0	-	300	-	300
Balance end of period	$1,828	$465	$4,811	$61	$7,165

For the three months ended September 30, 2015:
Balance beginning of period	$2,592	$817	$2,936	$111	$6.456
Charge-offs	(1)	-	-	-	(1)
Recoveries	-	-	-	-	-
Provision	200	-	300	-	500
Balance end of period	$2,791	$817	$3,236	$111	$6,955

The following table presents the recorded investment in loans and leases and the related allowance based on impairment method as of September 30, 2016 and June 30, 2016 by portfolio segment.

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable

As of September 30, 2016:
Allowance for lease and loan losses
Individually evaluated for impairment	$229	$2	$-	$-	$231
Collectively evaluated for impairment	1,599	463	4,811	61	6,934
Total ending allowance balance	$1,828	$465	$4,811	$61	$7,165

Finance receivables
Individually evaluated for impairment	$3,940	$2	$-	$-	$3,942
Collectively evaluated for impairment	167,419	55,213	420,809	6,569	650,010
Total ending finance receivable balance	$171,359	$55,215	$420,809	$6,569	$653,952

As of June 30, 2016:
Allowance for lease and loan losses
Individually evaluated for impairment	$37	$2	$-	$-	$39
Collectively evaluated for impairment	1,788	463	4,511	61	6,823
Total ending allowance balance	$1,825	$465	$4,511	$61	$6,862

Finance receivables
Individually evaluated for impairment	$242	$2	$-	$-	$244
Collectively evaluated for impairment	180,996	58,724	401,629	6,679	648,028
Total ending finance receivable balance	$181,238	$58,726	$401,629	$6,679	$648,272

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

The borrowings from the FHLB and weighted average interest rates at September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016		June 30, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$40,000	0.43%	$40,000	0.42%

At September 30, 2016, there was available borrowing capacity from the FHLB of $36.5 million related to qualifying real estate loans of $6.7 million and securities pledged with an amortized cost of $77.3 million. There were no borrowings from the FRB, leaving availability of approximately $97.3 million secured by $123.9 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters ended September 30, 2016 and 2015:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
	(in thousands)
Quarter ended September 30, 2016
Total interest income	$6,967	$274	$3	$7,244
Net interest income after provision for credit losses	4,698	305	3	5,006
Non-interest income	746	169	-	915
Net income	$2,008	$234	$(284)	$1,958

Quarter ended September 30, 2015
Total interest income	$5,859	$390	$1	$6,250
Net interest income after provision for credit losses	3,937	519	1	4,457
Non-interest income	451	445	-	896
Net income	$1,388	$537	$(201)	$1,724

Total assets at September 30, 2016	$841,604	$76,660	$(34,214)	$884,050
Total assets at September 30, 2015	$709,800	$89,501	$(39,433)	$759,868

cALIFORNIA FIRST NATIONAL BANCORP

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and a leasing subsidiary, California First Leasing Corp (“CalFirst Leasing”). The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. CalFirst Bank, now responsible for substantially all lease and loan origination, has migrated from predominately leasing toward over 50% commercial loans, with a lease and loan portfolio diversified geographically and across industries. The Bank gathers deposits through posting rates on the Internet and conducts all banking and other operations from one central location.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin. The Company’s current balance sheet structure is short-term in nature, with over 70% of interest-earning assets, $614.5 million, and 83% of interest bearing liabilities, $554.9 million, repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2016.

The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview of Results and Trends

The following discussion is provided in addition to the required analysis of earnings in order to discuss trends in our business. The Company believes this analysis provides additional meaningful information on a comparative basis.

Net earnings for the first quarter ended September 30, 2016 of $1.96 million were up 13.6% from the first quarter of fiscal 2016 as the result of a 16% increase in interest income and lower provision for credit losses that was offset in part by a 50% increase in interest expense. The increased interest income in fiscal 2017 related to a 57% increase in the average loan portfolio from September 2015 while higher interest expense reflected higher deposit balances and rates paid.

New loan bookings of $51.5 million for the first quarter of fiscal 2017 were down 21.9% from $66.0 million during the first quarter of fiscal 2016, while new lease bookings of $30.5 million were up 18.8% from $25.6 million booked in the comparable quarter. Combined, total lease and loan bookings of $82.0 million were 11% below the $91.7 million booked the prior year. The net investment in leases and loans of $646.8 million at September 30, 2016 was up less than 1% from June 30, 2016 but increased 17.1% from $552.1 million at September 30, 2015.

New lease and loan originations during the first quarter of fiscal 2017, while 21% below the first quarter of fiscal 2016 which was an historic peak quarter for the Company, exceeded the last three quarters of fiscal 2016. As a result, the backlog of approved lease and loan commitments of $117.4 million at September 30, 2016 is down 7% from the level of a year ago but up 31.3% from June 30, 2016.

The Company’s portfolio of investment securities decreased 2.2% to $97.6 million at September 30, 2016 related to the payments received on certain securities and lower unrealized gains related to rising interest rates during the period. Total assets decreased 0.5% to $884.1 million, with net worth at $192.8 million and a common equity tier 1 capital of 24.8%.

Consolidated Statement of Earnings Analysis

Summary -- For the first quarter ended September 30, 2016, net earnings of $1.96 million increased $234,000, or 13.6% from $1.72 million earned during the first quarter ended September 30, 2015. Diluted earnings per share of $0.19 for the first quarter of fiscal 2017 increased 15.6% from $0.16 for the first quarter of fiscal 2016. The 2017 earnings per share benefitted from a reduction in average shares outstanding.

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

The following table presents the components of the increases (decreases) in net finance, loan and interest income before provision for credit losses by volume and rate:

	Quarter ended
	September 30, 2016 vs 2015
	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(749)	$85	$(664)
Commercial loans	1,314	156	1,470
Investment securities	89	(21)	68
Interest-earning deposits with banks	20	100	120
	674	320	994

Interest expense
Demand and savings deposits	14	73	87
Time deposits	392	160	552
Borrowings	(2)	8	6
	404	241	645
Net interest income	$270	$79	$349

Net interest income was $5.3 million for the quarter ended September 30, 2016, a $349,000, or 7.0% increase compared to the same quarter of the prior year. Total interest income for the first quarter ending September 30, 2016 increased 15.9% to $7.2 million from $6.2 million for the first quarter of fiscal 2016. This increase includes a $1.5 million, or 63.5%, increase in commercial loan income and a $187,900, or 39.7% increase in investment income offset by a $664,300, or 19.2% decrease in finance income. The growth in commercial loan income reflected a 56.7% increase in average loan balances to $405.7 million from $258.9 million, and a 15 basis point increase in average loan yield. The decrease in finance income was due to a 21.7% decrease in average lease balances to $223.5 million that offset a 15 basis point improvement in the average yield that benefited from accelerated finance income from early terminated leases, Without that boost, the average lease yield in the quarter would have been down by 17 basis points. For the first quarter of fiscal 2017, the average yield on cash and investments of 1.26% was unchanged from the first quarter of fiscal 2016 as investments increased 20.1% to $97.1 million, but at average yields that declined 9 basis points to 2.10%, while average cash balances increased by 62.5% to $113.4 million with an average yield up 35 basis points. Interest expense paid increased 49.9% to $1.9 million, reflecting a 28.2% increase in the average balance of deposits and borrowings to $671.3 million and a 17 basis point increase in average rate paid to 1.15%. The increased interest cost is largely due to a 16 basis points increase in average cost of deposits to 1.20% on a $149.5 million increase in average deposits, with the total funding cost increase tempered by a 8 basis point increase average rate of borrowings to 0.43%.

The following table presents the Company’s average balances, finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities. Yields/rates are presented on an annualized basis.

	Quarter ended			Quarter ended
(dollars in thousands)	September 30, 2016			September 30, 2015
	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$113,406	$151	0.53%	$69,771	$31	0.18%
Investment securities	97,113	510	2.10%	80,852	442	2.19%
Commercial loans	405,694	3,788	3.73%	258,882	2,318	3.58%
Net investment in leases	223,493	2,795	5.00%	285,329	3,459	4.85%
Total interest-earning assets	839,706	7,244	3.45%	694,834	6,250	3.60%
Other assets	47,084			50,721
	$886,790			$745,555

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	79,360	170	0.86%	68,049	83	0.49%
Time deposits	551,963	1,725	1.25%	413,809	1,173	1.13%
Other borrowings	40,000	43	0.43%	42,000	37	0.35%
Total interest bearing liabilities	671,323	1,938	1.15%	523,858	1,293	0.99%
Non-interest bearing demand deposits	2,134			2,245
Other liabilities	21,088			30,214
Shareholders' equity	192,245			189,238
	$886,790			$745,555
Net interest income		$5,306			$4,957
Net interest spread (2)			2.30%			2.61%
Net interest margin (3)			2.53%			2.85%
Average interest earning assets over
average interest bearing liabilities			125.1%			132.6%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net direct finance and interest income as a percent of average interest earning assets.

The average yield on all interest-earning assets for the first quarter of fiscal 2017 decreased to 3.45% from 3.60% for the first quarter ended September 30, 2015, while the average rate paid on all interest-bearing liabilities increased by 17 basis points to 1.15%. As a result, the net interest margin decreased to 2.53% in the first quarter of fiscal 2017 from 2.85% in the first quarter of fiscal 2016. The decline in net interest spread and margin in fiscal 2017 is largely due to the increase in lower yielding commercial loans to 48% of average interest earning assets from 37% during the first quarter of fiscal 2016, and this is compounded by higher rates paid on deposits. The average yield on interest earning assets can fluctuate from quarter to quarter due to transaction activity in both the lease and loan portfolio.

Provision for Credit Losses -- The Company recorded a $300,000 provision for credit losses during the first quarter of fiscal 2017, compared to a $500,000 provision made during the quarter ending September 30, 2015. The first quarter 2017 provision related to the growth in the loan portfolio since June 30, 2016 while the overall credit profile of the portfolios remained stable.

Non-interest Income -- Total non-interest income for the first quarter of fiscal 2017 increased by 2.1% to $915,000 from $896,000 in the first quarter of the prior year reflecting a 39% increase in income from end of term transactions and $240,000 decline in gains on sale of leases. Operating and sales-type lease income related to end-of-term transactions increased by $440,600 and offset a decline in gains realized on the sale of leases and leased property of $454,000.

Non-interest Expenses -- The Company’s non-interest expenses of $2.7 million reported for the quarter ended September 30, 2016 increased by $154,000 or 6.1% from $2.5 million in the first quarter of fiscal 2016. The increase reflected higher compensation expense recognized during the period.

Income Taxes -- Income taxes were accrued at a tax rate of 39.50% and 38.91% for the first quarter ended September 30, 2016 and 2015, respectively, representing the estimated annual tax rate at the end of each respective first quarter. The increase in the fiscal 2017 tax rate relates primarily to state apportionment changes.

Financial Condition Analysis

Consolidated total assets at September 30, 2016 of $884.1 million decreased 0.5% from $888.2 million at June 30, 2016 but increased 16.3% from September 30, 2015. The change since June 30, 2016 reflects a $18.8 million increase in the commercial loan portfolio offset by declines in the net investment in leases of $13.4 million, $4.4 million in cash and due from banks, $2.2 million in securities available-for-sale and $2.0 million of property acquired for transactions in process.

Lease Portfolio

During the three months ended September 30, 2016 and 2015, 100% and 96.4%, respectively, of the new leases booked by the Company were held in its own portfolios. Of the new leases booked during the first quarter of fiscal 2017, 100% were originated directly by the Company compared to 94% during the prior year first quarter. The Company’s net investment in leases at September 30, 2016 of $224.3 million compared to $237.7 million at June 30, 2016. The $13.4 million decrease in the net investment in leases during the quarter is due to the volume of new leases being booked during the period not exceeding payments received and leases terminating.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee generally is obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and contractually obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At September 30, 2016, the Company’s investment in property acquired for transactions in process of $28.9 million was down from $30.9 million at June 30, 2016, and from $40.8 million at September 30, 2015.

Commercial Loan Portfolio

The Company’s net commercial loan portfolio increased $18.8 million during the first quarter of fiscal 2017 to $422.5 million compared to $403.7 million at June 30, 2016. The increase in the Company’s commercial loan portfolio reflected new commercial loans booked of $51.5 million offset by repayments aggregating to $32.6 million during the quarter. Additional loan commitments of $22.0 million were made during the quarter but not funded, and at September 30, 2016 unfunded commercial loan commitments of $29.0 million were up from $15.3 million at June 30, 2016.

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

The following table summarizes the Company’s non-performing leases and loans.

	September 30,	June 30,
	2016	2016
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases and loans	$12	$12
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases and loans	12	12
Repossessed equipment	1,300	1,300
Total non-performing assets	$1,312	$1,312

Non-performing leases as % of net investment
in leases and loans before allowances	0.00%	0.00%
Non-performing assets as % of total assets	0.15%	0.15%

There was no change in non-performing assets at September 30, 2016 as compared to June 30, 2016. In addition to the non-performing leases identified above, there was $3.93 million of investment in leases at September 30, 2016 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $3.96 million at June 30, 2016 and $271,000 at September 30, 2015. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

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

	Three months ended
	September 30,
	2016	2015
	(dollars in thousands)

Property acquired for transactions in process before allowance	$28,936	$40,795
Net investment in leases and loans before allowance	653,952	559,074
Net investment in “risk assets”	$682,888	$599,869

Allowance for credit losses at beginning of period	$6,862	$6,456
Charge-off of lease receivables	-	(1)
Recovery of amounts previously written off	3	-
Provision for credit losses	300	500
Allowance for credit losses at end of period	$7,165	$6,955

Components of allowance for credit losses:
Allowance for lease losses	$2,231	$3,539
Residual valuation allowance	62	69
Allowance for loan losses	4,872	3,347
	$7,165	$6,955
Allowance for credit losses as a percent of net investment
in leases and loans before allowances	1.10%	1.24%
Allowance for credit losses as a percent of net investment in “risk assets”	1.05%	1.16%

The allowance for credit losses increased $303,000 to $7.16 million (1.10% of net investment in leases and loans before allowances) at September 30, 2016 from $6.86 million (1.06% of net investment in leases and loans before allowances) at June 30, 2016. The allowance at September 30, 2016 consisted of $230,900 allocated to specific accounts that were identified as problems and $6.93 million that was available to cover losses inherent in the portfolio. This compared to $48,000 allocated to specific accounts at June 30, 2016 and $6.8 million available for losses inherent in the portfolio at that time. The increase in the specific allowance at September 30, 2016 primarily relates to the downgrade during the quarter of the credit of two specific leases. The Company considers the allowance for credit losses of $7.16 million at September 30, 2016 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Securities Available-for-sale

Total securities available-for-sale was $93.7 million as of September 30, 2016, compared with $95.8 million at June 30, 2016. The amortized cost and fair value of the Company’s securities portfolio available-for-sale at September 30, 2016 and June 30, 2016 are as follows:

	As of September 30, 2016		As of June 30, 2016
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury Notes	$47,373	$48,486	$47,355	$48,774
Corporate debt securities	13,253	13,348	13,291	13,385
Agency MBS	29,961	30,403	31,782	32,223
Mutual fund investment	1,215	1,455	1,215	1,462
Total securities available-for-sale	$91,802	$93,692	$93,643	$95,844

During the first quarter of fiscal 2017, the Company’s portfolio of securities available-for-sale declined $2.2 million due to pay downs of $1.8 million and a decrease in unrecognized gains in the value of the securities of $312,000. At September 30, 2016, the weighted average maturity of the portfolio is 5.6 years and the corresponding weighted average yield was 1.91%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits and borrowings, and non-recourse debt. At September 30, 2016 and June 30, 2016, the Company’s cash and cash equivalents were $100.7 million and $105.1 million, respectively.

Deposits at CalFirst Bank totaled $629.7 million at September 30, 2016 compared to $497.3 million at September 30, 2015 and $633.1 million at June 30, 2016. The $132.4 million increase from September 30, 2015 was used primarily to fund the growth in the Bank’s loan and securities portfolios and maintain liquidity. The following table presents the ending balances, average balances and average rates paid on deposits for the quarters ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016			2015
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,732	$2,134	n/a	$1,845	$2,245	n/a
Interest-bearing demand deposits	1,133	1,196	0.20%	2,669	2,701	0.20%
Money market and savings deposits	79,195	78,164	0.87%	63,874	65,348	0.50%
Time deposits, less than $100,000	101,514	99,575	1.24%	74,419	71,695	1.13%
Time deposits, $100,000 or more	$446,106	$452,388	1.25%	$354,470	$342,113	1.14%

The following table shows the maturities of certificates of deposits at September 30, 2016:

	$250,000 or less	More Than $250,000
	(in thousands)
Under 3 months	$81,902	$28,125
3 – 6 months	100,557	33,496
7 – 12 months	149,613	40,894
13 – 24 months	70,183	23,402
25 – 36 months	15,083	4,365
	$417,338	$130,282

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank had a short-term borrowing outstanding of $40.0 million at September 30, 2016 at an average rate of 0.43% and an outstanding balance of $42.0 million at September 30, 2015 at an average rate of 0.35%. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $36.5 million available under the agreement as of September 30, 2016. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at September 30, 2016 of approximately $97.3 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss is recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At September 30, 2016, the Company had outstanding non-recourse debt aggregating $3.0 million relating to discounted lease rentals assigned to unaffiliated lenders. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of September 30, 2016 and June 30, 2016 and reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank made a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	September 30,		June 30,
	2016		2016
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$191,637	24.83%	$189,677	25.12%
Tier 1 risk-based capital	$191,637	24.83%	$189,677	25.12%
Total risk-based capital	$198,852	25.76%	$196,589	26.04%
Tier 1 leverage capital	$191,637	21.69%	$189,677	21.67%

California First National Bank
Common equity Tier 1 capital	$118,387	15.78%	$116,379	15.88%
Tier 1 risk-based capital	$118,387	15.78%	$116,379	15.88%
Total risk-based capital	$125,399	16.71%	$123,091	16.79%
Tier 1 leverage capital	$118,387	14.02%	$116,379	13.94%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of September 30, 2016. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$60,132	$60,132	$-	$-
Commercial loan commitments	26,992	26,992	-	-
FHLB Borrowings	40,000	40,000	-	-
Operating lease rental payments	1,362	697	665	-
Total contractual commitments	$128,486	$127,821	$665	$-

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

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

At September 30, 2016, the Company had $102.1 million of cash or invested in securities of very short duration. The Company’s gross investment in lease payments receivable and loan principal of $675.2 million consists of leases with fixed rates and loans with fixed and variable rates, however, $512.4 million of such investments reprice within one year of September 30, 2016. This compares to the Bank’s interest bearing deposit and borrowing liabilities of $669.9 million, of which 83.1%, or $554.9 million, reprice within one year. CalFirst Leasing has no interest-bearing debt, and non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at September 30, 2016 the Company had assets of $614.5 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $554.9 million.

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

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$100,669	$-	$-	$-	$-	$100,669
Investment securities	1,455	-	61,834	34,359	-	97,648
Net investment in leases	23,886	72,481	143,204	7,419	(22,709)	224,281
Commercial loans	414,787	1,215	9,006	3,248	(5,750)	422,506
Non-interest earning assets	-	-	-	-	38,946	38,946
Totals	540,797	73,696	214,044	45,026	10,487	$884,050
Cumulative total for RSA	$540,797	$614,493	$828,537	$873,563

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$80,328	$-	$-	$-	$1,732	$82,060
Time deposits	110,027	324,560	113,033	-	-	547,620
Borrowings	40,000	-	-	-	-	40,000
Non-interest bearing liabilities	-	-	-	-	21,588	21,588
Stockholders' equity	-	-	-	-	192,782	192,782
Totals	$230,355	$324,560	$113,033	$-	$216,102	$884,050
Cumulative total for RSL	$230,355	$554,915	$667,948	$667,948

Interest rate sensitivity gap	$310,442	$(250,864)	$101,011	$45,026
Cumulative GAP	$310,442	$59,578	$160,589	$205,615

RSA divided by RSL (cumulative)	234.77%	110.74%	124.04%	130.78%
Cumulative GAP / total assets	35.12%	6.74%	18.17%	23.26%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended September 30, 2016:

			Maximum number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	purchased	paid per share	under the plan (1)

July 1 - July 31, 2016	-	$-	188,237
August 1 - August 31, 2016	-	$-	188,237
September 1 - September 30, 2016	-	$-	188,237
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	28

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	29

32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	30

California First National Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp Registrant
DATE:	October 27, 2016	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett Chief Financial Officer (Principal Financial and Accounting Officer)

