Form 10-Q
period 2016-12-31
CALIFORNIA FIRST NATIONAL BANCORP
filed 2017-01-31
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp
(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:        (949) 255-0500

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

Yes ☐    No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of January 27, 2017 was 10,279,807.

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

California First National Bancorp

CONSOLIDATED BALANCE SHEETS

(thousands, except for share amounts)

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS

Cash and due from banks	$91,071	$105,094
Securities available-for-sale	90,040	95,844
Investments	3,955	3,957
Receivables	1,463	1,333
Property acquired for transactions in process	34,388	30,932
Leases and loans:
Net investment in leases	204,514	239,964
Commercial loans	455,639	408,308
Allowance for credit losses	(7,765)	(6,862)
Net investment in leases and loans	652,388	641,410

Net property on operating leases	2,617	2,928
Income taxes receivable	98	121
Other assets	2,483	2,108
Discounted lease rentals assigned to lenders	1,841	4,449
Total Assets	$880,344	$888,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$101,646	$81,989
Time certificates of deposit	531,466	551,158
Short-term borrowings	40,000	40,000
Accounts payable	2,166	1,697
Accrued liabilities	2,588	3,622
Lease deposits	1,636	1,565
Non-recourse debt	1,841	4,449
Deferred income taxes, net	7,997	12,674
Total Liabilities	689,340	697,154

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,279,807 (December 2016) and 10,279,807 (June 2016) issued and outstanding	103	103
Additional paid in capital	2,242	2,240
Retained earnings	188,754	187,334
Accumulated other comprehensive (loss)/income, net of tax	(95)	1,345
Total Stockholders’ Equity	191,004	191,022
Total Liabilities and Stockholders’ Equity	$880,344	$888,176

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(thousands, except for per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015

Finance and loan income	$7,846	$6,055	$14,429	$11,831
Investment interest income	707	515	1,368	988
Total interest income	8,553	6,570	15,797	12,819

Interest expense
Deposits	1,896	1,395	3,792	2,651
Borrowings	52	44	94	80
Net interest income	6,605	5,131	11,911	10,088
Provision for credit losses	600	575	900	1,075

Net interest income after provision for credit losses	6,005	4,556	11,011	9,013

Non-interest income
Operating and sales-type lease income	855	110	1,439	254
Gain on sale of leases and leased property	2,464	525	2,698	1,212
Gain on sale of investment securities	-	-	-	23
Other income, net	86	73	183	115
Total non-interest income	3,405	708	4,320	1,604

Non-interest expenses
Compensation and employee benefits	1,769	1,942	3,656	3,683
Occupancy	174	169	348	338
Professional and IT services	205	281	493	544
FDIC and regulatory fees	118	127	272	245
Other general and administrative	218	194	400	433
Total non-interest expenses	2,484	2,713	5,169	5,243

Earnings before income taxes	6,926	2,551	10,162	5,374
Income taxes	2,736	993	4,014	2,091

Net earnings	$4,190	$1,558	$6,148	$3,283

Basic earnings per common share	$0.41	$0.15	$0.60	$0.31
Diluted earnings per common share	$0.41	$0.15	$0.60	$0.31

Dividends paid per common share outstanding	$0.46	$0.44	$0.46	$0.44
Weighted average common shares outstanding	10,280	10,460	10,280	10,460
Diluted common shares outstanding	10,280	10,460	10,280	10,460

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015

Net earnings	$4,190	$1,558	$6,148	$3,283

Other comprehensive income (loss):

Unrealized (losses)/gains on securities available-for-sale	(2,049)	(1,088)	(2,379)	(437)

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	-	-	(23)

Tax effect	809	423	939	179

Total other comprehensive (loss)/income	(1,240)	(665)	(1,440)	(281)

Total comprehensive income	$2,950	$893	$4,708	$3,002

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$6,148	$3,283
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	900	1,075
Depreciation and net amortization (accretion)	(140)	(71)
Gain on sale of leased property and sales-type lease income	(1,613)	(128)
Net gain recognized on investment securities	-	(23)
Deferred income taxes, including income taxes payable	(3,758)	(2,422)
Decrease in income taxes receivable	23	72
Net (decrease) increase in accounts payable and accrued liabilities	(1,034)	326
Other, net	5	(566)
Net cash provided by operating activities	531	1,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(171,836)	(201,648)
Payments received on lease receivables and loans	126,370	117,062
Proceeds from sales of leased property and sales-type leases	5,036	1,812
Proceeds from sales and assignments of leases	27,746	12,123
Purchase of investment securities	-	(22,451)
Pay down on investment securities	3,316	1,561
Proceeds from sale of investment securities	-	4,769
Net increase in other assets	(424)	(89)
Net cash used for investing activities	(9,792)	(86,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(19,692)	66,526
Net increase in demand and savings deposits	19,658	14,400
Net increase in short-term borrowings	-	15,000
Dividends to stockholders	(4,728)	(4,603)
Net cash (used for) provided by financing activities	(4,762)	91,323

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,023)	6,008
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,094	60,240
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,071	$66,248

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(2,608)	$(2,880)

Estimated residual values recorded on leases	$(254)	$(317)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid during the six month period for:
Interest	$3,861	$2,674
Income Taxes	$7,749	$4,441

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Six months ended December 31, 2015

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218

Net earnings	-	-	-	3,283	-	3,283
Other comprehensive loss	-	-	-	-	(281)	(281)
Stock based compensation expense	-	-	3	-	-	3
Dividends declared	-	-	-	(4,603)	-	(4,603)

Balance, December 31, 2015	10,459,924	$105	$3,379	$183,186	$(50)	$186,620

Six months ended December 31, 2016

Balance, June 30, 2016	10,279,807	$103	$2,240	$187,334	$1,345	$191,022

Net earnings	-	-	-	6,148	-	6,148
Other comprehensive loss	-	-	-	-	(1,440)	(1,440)
Stock based compensation expense	-	-	2	-	-	2
Dividends declared	-	-	-	(4,728)	-	(4,728)

Balance, December 31, 2016	10,279,807	$103	$2,242	$188,754	$(95)	$191,004

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of December 31, 2016 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the six-month periods ended December 31, 2016 and 2015. The results of operations for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2017.

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

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2016, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2016 Annual Report on Form 10-K. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarter and six months ended December 31, 2016, the Company recognized pre-tax stock-based compensation expense of $1,100 and $2,200, respectively. Such expense related to options granted during fiscal 2013. The Company has not awarded any new grants since fiscal 2013 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant. As of December 31, 2016, approximately $2,600 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 7 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the six months ended
	December 31, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00
Exercised	-	-	-	-
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	8,000		6,000

Stock options outstanding and exercisable are summarized below:

As of December 31, 2016
Options Outstanding						Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	-	16.00	10,000	5.58	$16.00	8,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at December 31, 2016 and June 30, 2016, there were no liabilities subject to ASC 820.

Securities available-for-sale include U.S. Treasury notes, corporate bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), and a mutual fund investment and generally are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value of corporate bonds and the Agency MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 inputs). U.S. Treasury notes and the mutual fund are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 inputs).

The Company’s assets, which are measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016 are summarized as follows:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2016
U.S. Treasury notes	$47,740	$47,740	$-	$-
Corporate debt securities	13,237	-	13,237	-
Agency MBS	27,772	-	27,772	-
Mutual fund investment	1,291	1,291	0	-
	$90,040	$49,031	$41,009	$-

As of June 30, 2016
U.S. Treasury notes	$48,774	$48,774	$-	$-
Corporate debt securities	13,385	-	13,385	-
Agency MBS	32,223	-	32,223	-
Mutual fund investment	1,462	1,462	-	-
	$95,844	$50,236	$45,608	$-

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

The following table summarizes the Company’s assets which are measured at fair value on a non-recurring basis as of December 31, 2016 and June 30, 2016.

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2016
Repossessed asset	$1,300	$-	$-	$1,300
As of June 30, 2016
Repossessed asset	$1,300	$-	$-	$1,300

NOTE 5 – fair value of Financial Instruments

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of December 31, 2016, and June 30, 2016, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	December 31, 2016		June 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$91,071	$91,071	$105,094	$105,094
Investments	3,955	3,968	3,957	3,972
Securities available-for-sale	90,040	90,040	95,844	95,844
Commercial loan participations	436,760	439,134	389,511	388,781
Other loans	13,407	13,329	14,225	14,512
Financial Liabilities:
Demand and savings deposits	101,646	101,646	81,989	81,989
Time certificate of deposits	531,466	531,546	551,158	551,508
Short-term borrowings	$40,000	$40,000	$40,000	$40,001

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	December 31, 2016		June 30, 2016
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,886	1,886	1,886	1,886
Mortgage-backed investment	114	127	116	131
	$3,955	$3,968	$3,957	$3,972

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

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities available for sale at December 31, 2016 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$47,391	$349	$-	$47,740
Corporate debt securities	13,215	24	(2)	13,237
Agency MBS	28,376	-	(604)	27,772
Mutual fund investment	1,215	76	-	1,291
Total securities available-for-sale	$90,197	$449	$(606)	$90,040

The amortized cost and fair value of securities available for sale at June 30, 2016 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$47,355	$1,419	$-	$48,774
Corporate debt securities	13,291	97	(3)	13,385
Agency MBS	31,782	441	-	32,223
Mutual fund investment	1,215	247	-	1,462
Total securities available-for-sale	$93,643	$2,204	$(3)	$95,844

The available-for-sale securities amortized cost and estimated fair value at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$-	$-
Due after one year but less than 5 years	60,606	60,977
Due after five years	28,376	27,772
No stated maturity	1,215	1,291
Total securities available-for-sale	$90,197	$90,040

For the six months ended December 31, 2016, the Company had no realized gains or losses from the sale of available-for-sale securities. During the six months ended December 31, 2015, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. The following table presents the fair value and associated gross unrealized loss on available-for-sale securities at December 31, 2016 and June 30, 2016.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At December 31, 2016
Corporate debt securities	$(2)	$5,003	$-	$-	$(2)	$5,003
Agency MBS	(604)	27,772	-	-	(604)	27,772
Total	$(606)	$32,775	$-	$-	$(606)	$32,775

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2016
Corporate debt securities	$(3)	$3,266	$-	$-	$(3)	$3,266
Total	$(3)	$3,266	$-	$-	$(3)	$3,266

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the intent of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery and whether it is more likely than not the Company will be required to sell the security before recovery to its amortized cost. The $606,000 unrealized losses at December 31, 2016 are related to changes in interest rates and not credit quality. The Company has the intent and the ability to hold these securities to recovery or maturity and more likely than not, will not need to sell them. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016 or June 30, 2016.

At December 31, 2016 and at June 30, 2016, U.S. Treasury notes and Agency MBS with an amortized cost of $75.8 million and $79.1 million, respectively, were pledged to secure borrowings from the FHLB (see Note 11).

NOTE 8 – NET INVESTMENT IN LEASES

Net investment in leases consists of the following:

	December 31, 2016	June 30, 2016
	(in thousands)
Minimum lease payments receivable	$211,092	$248,527
Estimated residual value	7,702	10,871
Less unearned income	(14,280)	(19,434)
Net investment in leases before allowances	204,514	239,964
Less allowance for lease losses	(2,231)	(2,228)
Less valuation allowance for estimated residual value	(62)	(62)
Net investment in leases	$202,221	$237,674

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $2.6 million at December 31, 2016 and at June 30, 2016.

NOTE 9 – COMMERCIAL LOANS

Commercial loans consist of the following:

	December 31, 2016	June 30, 2016
	(in thousands)
Commercial term loans	$446,321	$399,239
Commercial real estate loans	6,465	6,682
Revolving lines of credit	3,699	3,405
Total commercial loans	456,485	409,326
Less unearned income and discounts	(846)	(1,018)
Less allowance for loan losses	(5,472)	(4,572)
Net commercial loans	$450,167	$403,736

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $2.7 million at December 31, 2016 and $524,000 at June 30, 2016. The Company has a recorded liability for unfunded loan commitments of $50,000 at December 31, 2016 and at June 30, 2016 related to such commitments.

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

Substandard – Are inadequately protected by the paying capacity of the obligor or the collateral, if any. Substandard credits have a well-defined weakness that jeopardize the liquidation of the debt or indicate the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Based on current information and events, collection of all amounts due according to the contractual terms of the lease or loan agreement is considered highly questionable and improbable.

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2016:
Pass	$145,529	$54,142	$449,175	$6,464	$655,310
Special Mention	4,583	256	-	-	4,839
Substandard	-	-	-	-	-
Doubtful	2	2	-	-	4
	$150,114	$54,400	$449,175	$6,464	$660,153
Non-accrual	$2	$2	$-	$-	$4

As of June 30, 2016:
Pass	$174,679	$58,344	$397,910	$6,679	$637,612
Special Mention	6,308	380	3,719	-	10,407
Substandard	241	-	-	-	241
Doubtful	10	2	-	-	12
	$181,238	$58,726	$401,629	$6,679	$648,272
Non-accrual	$10	$2	$-	$-	$12

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

The aging of financing receivables by portfolio class is as follows:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of December 31, 2016:
Commercial Leases	$-	$2	$2	$150,112	$150,114	$-
Education, Government, Non-profit Leases	-	2	2	54,398	54,400	-
Commercial and Industrial Loans	-	-	-	449,175	449,175	-
Commercial Real Estate Loans	-	-	-	6,464	6,464	-
	$-	$4	$4	$660,149	$660,153	$-

As of June 30, 2016:
Commercial Leases	$-	$10	$10	$181,228	$181,238	$-
Education, Government, Non-profit Leases	-	2	2	58,724	58,726	-
Commercial and Industrial Loans	-	-	-	401,629	401,629	-
Commercial Real Estate Loans	-	-	-	6,679	6,679	-
	$-	$12	$12	$648,260	$648,272	$-

The allowance balances and activity in the allowance related to financing receivables, by portfolio segment for the three and six months ended December 31, 2016 and 2015 are presented in the following table:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Allowance
For the three months ended December 31, 2016:
Balance beginning of period	$1,828	$465	$4,811	$61	$7,165
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	-	-	600	-	600
Balance end of period	$1,828	$465	$5,411	$61	$7,765

For the three months ended December 31, 2015:
Balance beginning of period	$2,791	$817	$3,236	$111	$6,955
Charge-offs	(1,028)	-	-	-	(1,028)
Recoveries	1	-	-	-	1
Provision	500	(400)	525	(50)	575
Balance end of period	$2,264	$417	$3,761	$61	$6,503

For the six months ended December 31, 2016:
Balance beginning of period	$1,825	$465	$4,511	$61	$6,862
Charge-offs	-	-	-	-	-
Recoveries	3	-	-	-	3
Provision	-	-	900	-	900
Balance end of period	$1,828	$465	$5,411	$61	$7,765

For the six months ended December 31, 2015:
Balance beginning of period	$2,592	$817	$2,936	$111	$6,456
Charge-offs	(1,029)	-	-	-	(1,029)
Recoveries	1	-	-	-	1
Provision	700	(400)	825	(50)	1,075
Balance end of period	$2,264	$417	$3,761	$61	$6,503

The following table presents the recorded investment in loans and leases and the related allowance based on impairment method as of December 31, 2016 and June 30, 2016 by portfolio segment.

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of December 31, 2016:
Allowance for lease and loan losses
Individually evaluated for impairment	$180	$2	$-	$-	$182
Collectively evaluated for impairment	1,648	463	5,411	61	7,583
Total ending allowance balance	$1,828	$465	$5,411	$61	$7,765

Finance receivables
Individually evaluated for impairment	$3,570	$2	$-	$-	$3,572
Collectively evaluated for impairment	146,544	54,398	449,175	6,464	656,581
Total ending finance receivable balance	$150,114	$54,400	$449,175	$6,464	$660,153

As of June 30, 2016:
Allowance for lease and loan losses
Individually evaluated for impairment	$37	$2	$-	$-	$39
Collectively evaluated for impairment	1,788	463	4,511	61	6,823
Total ending allowance balance	$1,825	$465	$4,511	$61	$6,862

Finance receivables
Individually evaluated for impairment	$242	$2	$-	$-	$244
Collectively evaluated for impairment	180,996	58,724	401,629	6,679	648,028
Total ending finance receivable balance	$181,238	$58,726	$401,629	$6,679	$648,272

NOTE 11 – BORROWINGS

CalFirst Bank is a member of the Federal Home Loan Bank of San Francisco and can take advantage of FHLB programs for overnight and term advances at published rates. Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying real estate loans and investment securities. The Bank also has authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables. Borrowing capacity from the FHLB or FRB may fluctuate based upon the acceptability and risk rating of securities, loan and lease collateral and both the FRB and FHLB could adjust advance rates applied to such collateral at their discretion.

The borrowings from the FHLB and weighted average interest rates at December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016		June 30, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$40,000	0.59%	$40,000	0.42%

At December 31, 2016, there was available borrowing capacity from the FHLB of $33.0 million related to qualifying real estate loans of $6.5 million and securities pledged with an amortized cost of $75.8 million. There were no borrowings from the FRB at December 31, 2016 and 2015. Borrowing availability from the FRB at December 31, 2016 was approximately $89.7 million secured by $115.6 million of lease receivables.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and six months ended December 31, 2016 and 2015:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended December 31, 2016
Total interest income	$8,321	$228	$4	$8,553
Net interest income after provision for credit losses	5,728	273	4	6,005
Other income	2,152	1,253	-	3,405
Net income	$3,705	$886	$(401)	$4,190

Quarter ended December 31, 2015
Total interest income	$6,237	$331	$2	$6,570
Net interest income after provision for credit losses	4,163	391	2	4,556
Other income	474	234	-	708
Net income	$1,444	$325	$(211)	$1,558

Six months ended December 31, 2016
Total interest income	$15,287	$502	$8	$15,797
Net interest income after provision for credit losses	10,425	578	8	11,011
Other income	2,898	1,422	-	4,320
Net income	$5,713	$1,120	$(685)	$6,148

Six months ended December 31, 2015
Total interest income	$12,096	$720	$3	$12,819
Net interest income after provision for credit losses	8,099	911	3	9,013
Other income	925	679	-	1,604
Net income	$2,832	$862	$(411)	$3,283

Total assets at December 31, 2016	$846,164	$70,509	$(36,329)	$880,344
Total assets at December 31, 2015	$777,326	$82,695	$(40,625)	$819,396

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the impact the interest rate environment has on its net interest margin. The Company’s current balance sheet structure is short-term in nature, with over 73% of interest-earning assets, $628.3 million, and 84% of interest bearing liabilities, $565.2 million, repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Net earnings of $4.2 million for the second quarter ended December 31, 2016 were up 169% from the second quarter of fiscal 2016 due to a $2.7 million increase in non-interest income related to strong gains on the sale of leases and leased property and a $1.4 million increase in net interest income after provision for credit losses. Growth in interest income reflected 46% growth in commercial loan income and 15% growth in finance income resulting from the acceleration of income on terminated lease transactions.

Second quarter 2017 commercial loan bookings of $61.5 million decreased 1.3% from $62.4 million booked during the second quarter of fiscal 2016, while commercial loan bookings of $113.0 million for the first six months of fiscal 2017 were down 11.9% from the prior year period. Lease bookings of $23.8 million for the second quarter of fiscal 2017 were down 36.9% from the second quarter of fiscal 2016, while six month lease bookings of $54.3 million were down 14.4%. Total lease and loan bookings for the first six months of fiscal 2017 of $167.3 million were down 12.7% from $191.7 million booked during the first six months of fiscal 2016. As a result, the Company’s net investment in leases and loans of $652.4 million at December 31, 2016 is up 7.9% from December 31, 2015 and 1.7% from $641.4 million at June 30, 2016. Transactions in process increased 11.2% since June 30, 2016 to $34.4 million.

The Company’s available-for-sale securities decreased to $90.0 million at December 31, 2016 from $95.9 million at June 30, 2016. The decrease during the first six months of fiscal 2017 includes $3.4 million of payments made on mortgage backed securities as well as a $2.4 million decline in the fair value resulting from the rise in long term interest rates.

Consolidated Statement of Earnings Analysis

Summary – For the second quarter ended December 31, 2016, net earnings of $4.2 million increased $2.6 million, or 168.8%, from $1.6 million for the second quarter ended December 31, 2015. For the six months ended December 31, 2016, net earnings increased $2.9 million, or 87.3% to $6.1 million from $3.3 million for the first six months of fiscal 2016. Diluted earnings per share of $0.41 for the second quarter of fiscal 2017 were up 173.5% from the $0.15 per share for the second quarter of fiscal 2016. For the six months ended December 31, 2016, diluted earnings per share of $0.60 increased 90.5%, compared to $0.31 per share for the same prior year period.

Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits and borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income before provision for credit losses by volume and rate:

	Quarter ended			Six Months ended
	December 31, 2016 vs 2015			December 31, 2016 vs 2015
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(624)	$1,109	$485	$(1,392)	$1,213	$(179)
Commercial loans	1,169	137	1,306	2,483	294	2,777
Investment securities	19	80	99	95	73	168
Interest-earning deposits with banks	14	79	93	36	176	212
	578	1,405	1,983	1,222	1,756	2,978
Interest expense
Demand and savings deposits	25	107	132	39	181	220
Time deposits	258	111	369	652	269	921
Borrowings	(8)	16	8	(9)	23	14
	275	234	509	682	473	1,155
Net interest income	$303	1,171	1,474	$540	$1,283	$1,823

Net interest income was $6.6 million for the quarter ended December 31, 2016, a $1.5 million, or a 28.7% increase compared to the same quarter of the prior year. Total interest income for the second quarter of fiscal 2017 increased 30.2% to $8.6 million from $6.6 million during the second quarter of the prior year. This increase includes a $1.3 million, or 46.4%, increase in commercial loan income that reflected a 41.6% increase in average loan balances to $432.1 million and a 13 basis point increase in average rates earned to 3.81%. Finance income increased by $484,700 or 15.0%, despite a 19.2% decrease in the average investment in leases to $219.6 million, as the result of the recognition of $1.1 million of finance income related to a transaction in process that was unwound in bankruptcy and other early lease terminations. This boosted the reported yield by 202 basis points to 6.79%. Without this benefit, the average lease yield in the quarter would have been 4.79% and the yield on all interest-earning assets would have been 3.56%. Investment income increased by 37.2%, or $191,500, as average cash and investment balances increased 16.8% to $186.7 million and average yield increased by 23 basis points to 1.52%. The increase in yield on investments benefitted from a large FHLB dividend in the quarter that increased the yield by 45 basis points to 2.41%. Interest expense paid on deposits and borrowings during the second quarter of fiscal 2017 increased by $509,100, or 35.4%, reflecting a 17.8% increase in average balances to $669.4 million while the average rate paid increased 15 basis points from 1.01% to 1.16%.

	Quarter ended			Quarter ended
(dollars in thousands)	December 31, 2016			December 31, 2015
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$91,491	$134	0.59%	$68,228	$41	0.24%
Investment securities	95,172	573	2.41%	91,575	474	2.07%
Commercial loans	432,112	4,119	3.81%	305,256	2,813	3.69%
Net investment in leases	219,597	3,727	6.79%	271,927	3,242	4.77%
Total interest-earning assets	838,372	8,553	4.08%	736,986	6,570	3.57%
Other assets	42,555			52,052
	$880,927			$789,038

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$89,091	217	0.97%	$68,837	85	0.49%
Time deposits	540,270	1,679	1.24%	451,336	1,310	1.16%
Other borrowings	40,000	52	0.52%	48,250	44	0.36%
Total interest-bearing liabilities	669,361	1,948	1.16%	568,423	1,439	1.01%
Non-interest bearing demand deposits	2,295			2,242
Other liabilities	18,971			30,974
Shareholders' equity	190,300			187,399
	$880,927			$789,038
Net interest income		$6,605			$5,131
Net interest spread (2)			2.92%			2.55%
Net interest margin (3)			3.15%			2.78%
Average interest earning assets over average interest bearing liabilities			125.2%			129.7%

(1)	Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.
(2)	Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percent of average interest earning assets.

Net interest income for the six months ended December 31, 2016 was $11.9 million, a $1.8 million, or 18.1% increase from $10.1 million for the six months ended December 31, 2015. Total interest income for the first six months of fiscal 2017 increased 23.2% to $15.8 million from $12.8 million for first six months of the prior year as a result of a $2.8 million increase in commercial loan income that reflected a 48.4% increase in average loan balances to $418.9 million, while average rates earned increased 14 basis points to 3.78%. For the first six months of fiscal 2017, finance income decreased $179,600 or 2.7%, to $6.5 million as the average investment in leases declined 20.8% to $221.5 million while the average yield earned increased by 110 basis points to 5.89%. The increase in average yield benefitted from accelerated finance income from the early terminated leases. Without that benefit, the average lease yield for the first six months of fiscal 2017 would have decreased by 7 basis points. Investment income increased by 38.4%, or $379,400, to $1.4 million as average cash and investment balances increased 27.5% to $198.6 million and average yields increased by 11 basis points to 1.38%. For the first six months of fiscal 2017, the Company’s average interest earning deposits with banks increased 49.4% to $102.4 million and the average yield increased 34 basis points to 0.56% related to the increase in rates on deposits held at the FRB. The increase in yield on investments included the benefit from a large FHLB dividend during the second quarter that increased the yield by 23 basis points to 2.25%. For the six months ended December 31, 2016, interest expense on deposits and borrowings increased by $1.2 million, or 42.3%, to $3.9 million on a 22.7% increase in average deposits and borrowings to $670.4 million compared to the first six months of the prior year. The average rate paid increased from 1.00% to 1.16% as FHLB borrowings at 0.47% helped offset the increase in average deposit costs from 1.06% to 1.20%.

	Six months ended			Six months ended
(dollars in thousands)	December 31, 2016			December 31, 2015
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$102,448	$285	0.56%	$68,584	$73	0.21%
Investment securities	96,142	1,083	2.25%	87,161	915	2.10%
Commercial loans	418,903	7,907	3.78%	282,264	5,130	3.63%
Net investment in leases	221,545	6,522	5.89%	279,658	6,701	4.79%
Total interest-earning assets	839,038	15,797	3.77%	717,667	12,819	3.57%
Other assets	44,820			50,691
	$883,858			$768,358

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$84,225	388	0.92%	$68,443	168	0.49%
Time deposits	546,126	3,404	1.25%	432,577	2,483	1.15%
Other borrowings	40,000	94	0.47%	45,125	80	0.36%
Total interest bearing liabilities	670,351	3,886	1.16%	546,145	2,731	1.00%
Non-interest bearing demand deposits	2,214			2,243
Other liabilities	20,620			31,939
Shareholders' equity	190,673			188,031
	$883,858			$768,358
Net interest income		$11,911			$10,088
Net interest spread (2)			2.61%			2.57%
Net interest margin (3)			2.84%			2.81%
Average interest earning assets over average interest bearing liabilities			125.2%			131.4%

(1)	Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.
(2)	Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percent of average interest earning assets.

For the first six months of fiscal 2017, the average yield on all interest earning assets increased by 20 basis points to 3.77% from 3.57%, while the average rate paid on all interest-bearing liabilities increased by 16 basis points to 1.16%. As a result, the net interest margin increased to 2.84% in the first six months of fiscal 2017 from 2.81% for the first six months of fiscal 2016. The increase in net interest spread and margin in fiscal 2017 is largely due to the benefit of accelerated finance income discussed above that increased the margin and spread by about 30 basis points for the six month period. Without that benefit, the spread and margin were below the first six months of the prior year due to lower yielding commercial loans increasing to 50% of interest earning assets from 39% for the first six months of fiscal 2016, and higher rates paid on deposits. The average yield on interest earnings assets can fluctuate from quarter to quarter due to transaction activity in both the lease and loan portfolio.

Provision for Credit Losses – The Company recorded a $600,000 provision for credit losses during the second quarter of fiscal 2017, which compared to a $575,000 provision made during the second quarter ending December 31, 2015. The second quarter 2017 provision related to the growth in the loan portfolio and enhanced risk assessment of the loan portfolio. During the first six months of fiscal 2017, the Company made a provision for credit losses of $900,000, compared to a $1.075 million provision recorded during the first six months of fiscal 2016. At December 31, 2016, the allowance for credit losses of $7.8 million, 1.2% of the investment in leases and loans, is considered to be consistent with the credit profile of the consolidated portfolio.

Non-interest Income – Total non-interest income of $3.4 for the second quarter of fiscal 2017 was up 380.9% from $708,100 for the same period of the prior year. The increase reflects a gain on sale of leases in the second quarter of fiscal 2017 of $1.7 million compared to $322,800 in the comparable quarter of the prior year. Income from leases reaching their end-of-term increased to $1.6 million from $312,200.

Total non-interest income of $4.3 million for the first six months of fiscal 2017 was up 169.3% from $1.6 million reported for the first six months of fiscal 2016. The increase includes a $1.5 million increase in income recognized on leases reaching the end of term, and a $1.2 million increase in the gain on sale of leases.

Non-interest Expenses – During the second quarter of fiscal 2017, non-interest expenses of $2.5 million were down 8.4% from $2.7 million for second quarter of fiscal 2016. For the six months ended December 31, 2016, non-interest expenses of $5.2 million declined slightly from the same period of the prior year. The decrease in expenses during the second quarter is due primarily to lower compensation expense recognized in the period.

Taxes – Income taxes were accrued at a tax rate of 39.50% for the three and six months ended December 31, 2016, compared to 38.91% for the same periods of the prior year, representing the estimated annual tax rate at the end of each respective period. The increase in the fiscal 2017 tax rate relates primarily to state apportionment changes.

Financial Condition Analysis

Consolidated total assets at December 31, 2016 of $880.3 million decreased 0.9% from $888.2 million at June 30, 2016. The decline in total assets is due to a $35.5 million decrease in the net investment in leases and $19.8 million decline in cash and investment balances which were offset by a $46.4 million increase in the commercial loan portfolio and $3.5 million increase in property acquired for transaction in process.

Lease Portfolio

During the first six months of fiscal 2017, 89.9% of the direct leases booked by the Company were held in its own portfolios, with 10.1% sold to other financial institutions. In addition, the Company sold $18.7 million of lease receivables held at June 30, 2016. As a result, the Company’s net investment in leases at December 31, 2016 of $202.2 million was down 14.9% from $237.7 million at June 30, 2016 and 27.2% from $277.6 million at December 31, 2015.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At December 31, 2016, the Company’s investment in property acquired for transactions in process of $34.4 million was up 11.2% from $30.9 million at June 30, 2016, but down 2.8% from $35.4 million at December 31, 2015.

Commercial Loan Portfolio

The Company’s commercial loan portfolio increased by $46.4 million, or 11.5%, to $450.2 million at December 31, 2016 from $403.7 million at June 30, 2016. The increase in the Company’s commercial loan portfolio included the investment of $113.0 million in new commercial loan participations offset by loan payoffs and repayments aggregating to $66.6 million. In addition, at December 31, 2016 the Company had unfunded commercial loan commitments of $17.7 million compared to $15.0 million at June 30, 2016.

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

The following table summarizes the Company’s non-performing leases and loans.

	December 31,	June 30,
	2016	2016
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$4	$12
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases	4	12
Repossessed equipment	1,300	1,300
Total non-performing assets	$1,304	$1,312
Non-performing leases as % of net investment in leases and loans before allowances	0.00%	0.00%
Non-performing assets as % of total assets	0.15%	0.15%

The change in non-performing leases at December 31, 2016 as compared to June 30, 2016 reflects a payment received on one old problem lease with no new problems added. In addition to the non-performing leases identified above, there was $3.57 million of investment in leases at December 31, 2016 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $3.96 million at June 30, 2016 and $4.7 million at December 31, 2015. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

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

	Six months ended
	December 31,
	2016	2015
	(dollars in thousands)

Property acquired for transactions in process before allowance	$34,388	$35,370
Net investment in leases and loans before allowance	660,153	610,941
Net investment in “risk assets”	$694,541	$646,311

Allowance for credit losses at beginning of period	$6,862	$6,456
Charge-off of lease receivables	-	(1,029)
Recovery of amounts previously written off	3	1
Provision for credit losses	900	1,075
Allowance for credit losses at end of period	$7,765	$6,503

Components of allowance for credit losses:
Allowance for lease losses	$2,231	$2,611
Residual valuation allowance	62	70
Allowance for loan losses	5,472	3,822
	$7,765	$6,503
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.18%	1.06%
Allowance for credit losses as a percent of net investment in “risk assets”	1.12%	1.01%

The allowance for credit losses increased $903,000 to $7.77 million (1.18% of net investment in leases and loans before allowances) at December 31, 2016 from $6.86 million (1.06% of net investment in leases and loans before allowances) at June 30, 2016. This allowance consisted of $190,100 allocated to specific accounts that were identified as problems and $7.58 million that was available to cover losses inherent in the portfolio. This compared to $39,000 allocated to specific accounts at June 30, 2016 and $6.82 million available for losses inherent in the portfolio at that time.

The increase in the specific allowance at December 31, 2016 primarily relates to the downgrade of the credit of one lease that was offset in part by the upgrade of another. The Company considers the allowance for credit losses of $7.77 million at December 31, 2016 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities were $90.0 million as of December 31, 2016, compared with $95.8 million at June 30, 2016. The amortized cost and fair value of the Company’s securities portfolio available-for-sale at December 31, 2016 and June 30, 2016 are as follows:

	As of December 31, 2016		As of June 30, 2016
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury Notes	$47,391	$47,740	$47,355	$48,774
Corporate debt securities	13,215	13,237	13,291	13,385
Agency MBS	28,376	27,772	31,782	32,223
Mutual fund investment	1,215	1,291	1,215	1,462
Total securities available-for-sale	$90,197	$90,040	$93,643	$95,844

During the first six months of fiscal 2017, the Company’s portfolio of securities available-for-sale decreased $5.8 million through pay downs of $3.4 million and a $2.4 decrease in the fair value of securities that swung an unrecognized net gain of $2.2 million at June 30, 2016 to an unrealized net loss of $157,000 at December 31, 2016. The weighted average maturity of the portfolio at December 31, 2016, is 5.2 years and the corresponding weighted average yield was 1.92%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, FHLB borrowings and non-recourse debt. At December 31, 2016 and June 30, 2016, the Company’s cash and due from banks were $91.1 million and $105.1 million, respectively.

Deposits at CalFirst Bank of $633.1 million at December 31, 2016 were up 14.5% from $552.8 million at December 31, 2015 but unchanged from $633.1 million at June 30, 2016. The $80.3 million increase from December 31, 2015 was used primarily to fund the growth in the Bank’s loan portfolio and maintain liquidity. The following table presents average balances and average rates paid on deposits for the six months ended December 31, 2016 and 2015:

	Six months ended December 31,
	2016			2015
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$1,866	$2,214	n/a	$5,081	$2,243	n/a
Interest-bearing demand deposits	1,164	1,159	0.20%	2,702	2,698	0.20%
Money market deposits	98,616	83,066	0.93%	77,063	65,745	0.50%
Time deposits, less than $100,000	98,174	99,759	1.23%	80,882	74,887	1.15%
Time deposits, $100,000 or more	$433,292	$446,367	1.25%	$387,103	$357,690	1.15%

The following table shows the maturities of certificates of deposits at December 31, 2016:

	$250,000	More than
	or less	$250,000
	(in thousands)
Under 3 months	$103,677	$37,105
3 – 6 months	98,434	27,742
7 – 12 months	120,348	38,109
13 – 24 months	65,731	22,307
25 – 36 months	14,385	3,628
	$402,575	$128,891

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank had short-term borrowings outstanding of $40.0 million at December 31, 2016 at an average rate of 0.47% and an outstanding balance of $57.0 million at December 31, 2015 at an average rate of 0.36%. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $33.0 million available under the agreement as of December 31, 2016. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at December 31, 2016 of approximately $89.7 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At December 31, 2016, the Company had outstanding non-recourse debt of $1.8 million relating to discounted lease rentals assigned to unaffiliated lenders, down from $4.4 million at June 30, 2016 and $7.3 million at December 31, 2015. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of December 31, 2016 and June 30, 2016 and reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank made a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	December 31,		June 30,
	2016		2016
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$191,099	24.66%	$189,677	25.12%
Tier 1 risk-based capital	$191,099	24.66%	$189,677	25.12%
Total risk-based capital	$198,914	25.66%	$196,589	26.04%
Tier 1 leverage capital	$191,099	21.71%	$189,677	21.67%

California First National Bank
Common equity Tier 1 capital	$122,092	16.05%	$116,379	15.88%
Tier 1 risk-based capital	$122,092	16.05%	$116,379	15.88%
Total risk-based capital	$129,704	17.05%	$123,091	16.79%
Tier 1 leverage capital	$122,092	14.52%	$116,379	13.94%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of December 31, 2016. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$52,467	$52,467	$-	$-
Commercial loan and lease purchase commitments	15,000	15,000	-	-
FHLB Borrowings	40,000	40,000	-	-
Operating lease rental payments	1,188	705	483	-
Total contractual commitments	$108,655	$108,172	$483	$-

____________________________________________

(1)	Disbursements to purchase property on approved lease commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

The need for cash for operating activities is increasing as the Company expands its portfolios. The Company believes that existing cash balances cash flow from operations, cash flows from its financing and investing activities, and assignments (on a non-recourse basis) of lease payments will be sufficient to meet its foreseeable financing needs.

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

At December 31, 2016, the Company had $92.4 million of cash or invested in securities of very short duration, but only $1.3 million of the $94.0 million investment in securities matures within twelve months.. The Company’s investment in gross lease payments receivable and commercial loans of $675.3 million consists of leases with fixed rates and loans with variable rates, however, $535.9 million of such investment matures or reprices within one year of December 31, 2016. This compares to interest bearing deposit and borrowing liabilities of $671.2 million, of which $565.2 million, or 84.2%, mature within one year. Based on the foregoing, at December 31, 2016 the Company had assets of $628.3 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $565.2 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$91,071	$-	$-	$-	$-	$91,071
Investment securities	1,291	-	60,978	31,726	-	93,995
Net investment in leases	21,247	69,601	124,573	3,373	(16,573)	202,221
Commercial loans	443,423	1,618	8,268	3,176	(6,318)	450,167
Non-interest earning assets	-	-	-	-	42,890	42,890
Totals	557,032	71,219	193,819	38,275	19,999	$880,344
Cumulative total for RSA	$557,032	$628,251	$822,070	$860,345

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$99,780	$-	$-	$-	$1,866	$101,646
Time deposits	140,782	284,632	106,052	-	-	531,466
Borrowings	40,000	-	-	-	-	40,000
Non-interest bearing liabilities	-	-	-	-	16,228	16,228
Stockholders' equity	-	-	-	-	191,004	191,004
Totals	$280,562	$284,632	$106,052	$-	$209,098	$880,344
Cumulative total for RSL	$280,562	$565,194	$671,246	$671,246

Interest rate sensitivity gap	$276,470	$(213,413)	$87,767	$38,275
Cumulative GAP	$276,470	$63,057	$150,824	$189,099

RSA divided by RSL (cumulative)	198.54%	111.16%	122.47%	128.17%
Cumulative GAP / total assets	31.40%	7.16%	17.13%	21.48%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended December 31, 2016:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

October 1, 2016 - October 31, 2016	-	$-	188,237
November 1, 2016 - November 30, 2016	-	$-	188,237
December 1, 2016 - December 31, 2016	-	$-	188,237
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	30
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	31
32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	32

California First National Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	January 30, 2017	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett
Chief Financial Officer
(Principal Financial and Accounting Officer)

