Form 10-Q
period 2017-03-21
CALIFORNIA FIRST NATIONAL BANCORP
filed 2017-05-01
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.: 0-15641

California First National Bancorp

(Exact name of registrant as specified in charter)

California	33-0964185
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

28 Executive Park
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:        (949) 255-0500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☑   Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of April 27, 2017 was 10,279,807.

California First National Bancorp

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and securities prices, from unanticipated changes in the risk characteristics of the lease and loan portfolio, the level of defaults and a change in the provision for credit losses, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. Forward-looking statements speak only as of the date made. The Company undertakes no obligations to update any forward-looking statements. Management does not undertake to update our forward-looking statements to reflect events or circumstances arising after the date on which they are made.

California First National Bancorp

CONSOLIDATED BALANCE SHEETS

(thousands, except for share amounts)

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS

Cash and due from banks	$111,005	$105,094
Securities available-for-sale	94,763	95,844
Investments	3,955	3,957
Receivables	1,304	1,333
Property acquired for transactions in process	26,303	30,932
Loans held for sale	29,126	-
Leases and loans:
Net investment in leases	190,067	239,964
Commercial loans	379,938	408,308
Allowance for credit losses	(7,604)	(6,862)
Net investment in leases and loans	562,401	641,410

Net property on operating leases	2,472	2,928
Income taxes receivable	69	121
Other assets	2,282	2,108
Discounted lease rentals assigned to lenders	1,060	4,449
Total Assets	$834,740	$888,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$103,425	$81,989
Time certificates of deposit	483,438	551,158
Short-term borrowings	40,000	40,000
Accounts payable	1,474	1,697
Accrued liabilities	3,456	3,622
Lease deposits	1,293	1,565
Non-recourse debt	1,060	4,449
Deferred income taxes, net	7,001	12,674
Total Liabilities	641,147	697,154

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,279,807 (March 2017) and 10,279,807 (June 2016) issued and outstanding	103	103
Additional paid in capital	2,244	2,240
Retained earnings	191,265	187,334
Accumulated other comprehensive (loss)/income, net of tax	(19)	1,345
Total Stockholders’ Equity	193,593	191,022
Total Liabilities and Stockholders’ Equity	$834,740	$888,176

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(thousands, except for per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016

Finance and loan income	$6,404	$6,217	$20,833	$18,048
Investment interest income	747	620	2,115	1,609
Total interest income	7,151	6,837	22,948	19,657

Interest expense
Deposits	1,786	1,549	5,578	4,201
Borrowings	60	66	154	146
Net interest income	5,305	5,222	17,216	15,310
Provision for credit losses	-	200	900	1,275

Net interest income after provision for credit losses	5,305	5,022	16,316	14,035

Non-interest income
Operating and sales-type lease income	356	112	1,795	366
Gain on sale of loans, leases and leased property	1,326	352	4,025	1,564
Gain on sale of investment securities	-	-	-	23
Other income, net	94	33	276	149
Total non-interest income	1,776	497	6,096	2,102

Non-interest expenses
Compensation and employee benefits	1,903	1,898	5,559	5,581
Occupancy	173	173	521	511
Professional and IT services	276	283	770	828
FDIC and regulatory fees	118	141	390	386
Repossessed asset	2	197	2	197
Other general and administrative	225	192	624	625
Total non-interest expenses	2,697	2,884	7,866	8,128

Earnings before income taxes	4,384	2,635	14,546	8,009
Income taxes	1,873	1,024	5,887	3,115

Net earnings	$2,511	$1,611	$8,659	$4,894

Basic earnings per common share	$0.24	$0.15	$0.84	$0.47
Diluted earnings per common share	$0.24	$0.15	$0.84	$0.47

Dividends paid per common share outstanding	$-	$-	$0.46	$0.44
Weighted average common shares outstanding	10,280	10,397	10,280	10,439
Diluted common shares outstanding	10,280	10,397	10,280	10,439

The accompanying notes are an integral part

of these consolidated financial statements.

CALIFORNIA FIRST NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016

Net earnings	$2,511	$1,611	$8,659	$4,894

Other comprehensive income (loss):

Unrealized (losses)/gains on securities available-for-sale	126	1,625	(2,254)	1,187

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	-	-	(23)

Tax effect	(50)	(632)	890	(452)

Total other comprehensive (loss)/income	76	993	(1,364)	712

Total comprehensive income	$2,587	$2,604	$7,295	$5,606

The accompanying notes are an integral part

of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$8,659	$4,894
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	900	1,275
Depreciation and net accretion	(203)	(36)
Proceeds from sales of loans held for sale	3,116	-
Repossessed assets	-	197
Gain on sale of leased property and sales-type lease income	(2,280)	(149)
Net gain recognized on investment securities	-	(23)
Deferred income taxes, including income taxes payable	(5,488)	(1,509)
Decrease in income taxes receivable	52	85
Net (decrease) increase in accounts payable and accrued liabilities	(166)	222
Other, net	(158)	(716)
Net cash provided by operating activities	4,432	4,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(200,726)	(292,772)
Payments received on lease receivables and loans	207,662	168,810
Proceeds from sales of leased property and sales-type leases	6,177	1,981
Proceeds from sales and assignments of leases	40,970	23,417
Purchase of investment securities	(5,972)	(22,451)
Pay down on investment securities	4,634	3,007
Proceeds from sale of investment securities	-	4,769
Net increase in other assets	(254)	(1,916)
Net cash provided by (used for) investing activities	52,491	(115,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(67,720)	111,140
Net increase in demand and savings deposits	21,436	10,954
Net increase in short-term borrowings	-	15,000
Payments to repurchase common stock	-	(2,360)
Dividends to stockholders	(4,728)	(4,603)
Net cash (used for) provided by financing activities	(51,012)	130,131

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,911	19,216
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,094	60,240
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,005	$79,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Decrease in lease rentals assigned to lenders and related non-recourse debt	$(3,389)	$(4,312)
Estimated residual values recorded on leases	$(358)	$(469)
Lease transferred to repossessed assets	$-	$1,500
Transfers from loans held for investment to loans held for sale	$32,242	$-
Net cash paid during the nine month period for:
Interest	$5,743	$4,237
Income taxes	$10,639	$4,540

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands, except for share amounts)

	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Nine months ended March 31, 2016

Balance, June 30, 2015	10,459,924	$105	$3,376	$184,506	$231	$188,218

Net earnings	-	-	-	4,894	-	4,894
Other comprehensive income	-	-	-	-	712	712
Stock based compensation expense	-	-	4	-	-	4
Stock repurchased	(180,117)	(2)	(1,141)	(1,217)	-	(2,360)
Dividends paid	-	-	-	(4,603)	-	(4,603)

Balance, March 31, 2016	10,279,807	$103	$2,239	$183,580	$943	$186,865

Nine months ended March 31, 2017

Balance, June 30, 2016	10,279,807	$103	$2,240	$187,334	$1,345	$191,022

Net earnings	-	-	-	8,659	-	8,659
Other comprehensive loss	-	-	-	-	(1,364)	(1,364)
Stock based compensation expense	-	-	4	-	-	4
Dividends paid	-	-	-	(4,728)	-	(4,728)

Balance, March 31, 2017	10,279,807	$103	$2,244	$191,265	$(19)	$193,593

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheet as of March 31, 2017 and the statements of earnings, comprehensive income, cash flows and stockholders’ equity for the periods presented. The results of operations for the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 2017.

Certain reclassifications have been made to the fiscal 2016 financial statements to conform to the presentation of the fiscal 2017 financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU 2017-08, “Receivable – Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.” This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact of ASU 2016-02 on its financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of this new requirement on the cash flow statement of the Company.

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2017, the Company has one stock option plan, which is more fully described in Note 14 in the Company’s 2016 Annual Report on Form 10-K. Pursuant to ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), compensation expense is recognized over the requisite service period using the fair-value based method for all new awards calculated at the grant date.

During the quarter and nine months ended March 31, 2017, the Company recognized pre-tax stock-based compensation expense of $1,100 and $3,500, respectively. Such expense related to options granted during fiscal 2013. The Company has not awarded any new grants since fiscal 2013 and has calculated the stock-based compensation expense based upon the original grant date fair value as allowed under ASC 718. The valuation variables utilized at the grant dates are discussed in the Company’s 2013 Annual Report on Form 10-K, the year of the original grant. As of March 31, 2017, approximately $1,500 of total unrecognized compensation expense related to unvested shares is expected to be recognized over the next 4 months.

Stock option activity for the periods indicated is summarized in the following table:

	For the nine months ended
	March 31, 2017		March 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00
Exercised	-	-	-	-
Granted	-	-	-	-
Options outstanding at end of period	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	8,000		6,000

Stock options outstanding and exercisable are summarized below:

		As of March 31, 2017
		Options Outstanding				Options Exercisable
Range of Exercise prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	-	16.00	10,000	5.33	$16.00	8,000	$16.00

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include loans held for sale and securities available-for-sale and at March 31, 2017 and June 30, 2016, there were no liabilities subject to ASC 820.

Management has designated certain loans as loans held for sale, which are carried at the lower of cost or fair value as determined by firm purchase commitments or quoted prices, and are reported as level 2 inputs. Any amount by which cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss when sold.

Securities available-for-sale include U.S. Treasury notes, corporate bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), and a mutual fund investment and generally are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value of corporate bonds and the Agency MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 inputs). U.S. Treasury notes, equity securities and the mutual fund are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 inputs).

The Company’s assets, which are measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016 are summarized as follows:

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2017
Loans held for sale	$29,126	$-	$29,126	$-
U.S. Treasury Notes	47,724	47,724	-	-
Corporate debt securities	13,217	-	13,217	-
Agency MBS	26,665	-	26,665	-
Equity securities	5,875	5,875	-	-
Mutual fund investment	1,282	1,282	-	-
	$123,889	$54,881	$69,008	$-

As of June 30, 2016
U.S. Treasury notes	$48,774	$48,774	$-	$-
Corporate debt securities	13,385	-	13,385	-
Agency MBS	32,223	-	32,223	-
Mutual fund investment	1,462	1,462	-	-
	$95,844	$50,236	$45,608	$-

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

The following table summarizes the Company’s assets which are measured at fair value on a non-recurring basis as of March 31, 2017 and June 30, 2016.

Description of Assets / Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2017
Repossessed asset	$1,300	$-	$-	$1,300
As of June 30, 2016
Repossessed asset	$1,300	$-	$-	$1,300

NOTE 5 – fair value of Financial Instruments

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of March 31, 2017, and June 30, 2016, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

For cash and cash equivalents and demand and savings deposits, because of their short-term nature, the carrying amounts approximate the fair value and are classified as Level 1 in the fair value hierarchy. Values for investments and available-for-sale securities are determined as set forth in Note 4, 6 and 7. The fair value of loans held for sale are determined by outstanding commitments held by investors and are classified as Level 2 in the fair value hierarchy. The fair values of commercial loan participations that trade regularly in the secondary market are based upon current bid prices in such market at the measurement date and are classified as Level 2 in the fair value hierarchy. For other loans, the estimated fair value is calculated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are classified as Level 3 in the fair value hierarchy. These calculations have been adjusted for credit risk based on the Company’s historical credit loss experience. The fair value of certificates of deposit and short-term borrowings are estimated based on discounted cash flows using current offered market rates or interest rates for borrowings of similar maturity and are classified as Level 3 in the fair value hierarchy.

The estimated fair values of financial instruments were as follows:

	March 31, 2017		June 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$111,005	$111,005	$105,094	$105,094
Investments	3,955	3,968	3,957	3,972
Securities available-for-sale	94,763	94,763	95,844	95,844
Loans held for sale	29,126	29,126	-	-
Commercial loan participations	361,627	362,485	389,511	388,781
Other commercial loans	13,000	12,889	14,225	14,512
Financial Liabilities:
Demand and savings deposits	103,425	103,425	81,989	81,989
Time certificate of deposits	483,438	485,838	551,158	551,508
Short-term borrowings	$40,000	$39,996	$40,000	$40,001

NOTE 6 – INVESTMENTS:

Investments are carried at cost and consist of the following:

	March 31, 2017		June 30, 2016
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	1,886	1,886	1,886	1,886
Mortgage-backed investment	114	127	116	131
	$3,955	$3,968	$3,957	$3,972

The investment in Federal Home Loan Bank of San Francisco (“FHLB”) stock is a required investment related to CalFirst Bank’s borrowing relationship with the FHLB. The FHLB obtains its funding primarily through issuance of consolidated obligations of the Federal Home Loan Bank system. The U.S. Government does not guarantee these obligations, and each of the twelve FHLB’s are generally jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment could be adversely impacted by the financial operations of the FHLB and actions by the Federal Housing Finance Agency. These investments have no stated maturity and the cost approximates fair value based on redemption at par value.

CalFirst Bank is required to hold Federal Reserve Bank stock equal to 6% of its capital surplus, which is defined as additional paid-in capital stock, less any gains (losses) on available for sale securities as of the current period end.

The mortgage-backed investment consists of one U.S. agency issued security. Fair value is obtained from an independent quotation bureau, Level 2 input. The Company has determined that it has the ability to hold this investment until maturity and, given the Company’s intent to do so, anticipates that it will realize the full carrying value of its investment and carries the security at amortized cost.

NOTE 7 – SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of securities available for sale at March 31, 2017 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,408	$316	$-	$47,724
Corporate debt securities	13,178	39	-	13,217
Agency MBS	27,021	3	(359)	26,665
Equity securities	5,972	-	(97)	5,875
Mutual fund investment	1,215	67	-	1,282
Total securities available-for-sale	$94,794	$425	$(456)	$94,763

The amortized cost and fair value of securities available for sale at June 30, 2016 were as follows:

(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$47,355	$1,419	$-	$48,774
Corporate debt securities	13,291	97	(3)	13,385
Agency MBS	31,782	441	-	32,223
Mutual fund investment	1,215	247	-	1,462
Total securities available-for-sale	$93,643	$2,204	$(3)	$95,844

The available-for-sale securities amortized cost and estimated fair value at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,164	$3,171
Due after one year but less than 5 years	57,421	57,770
Due after five years	27,021	26,665
No stated maturity	7,188	7,157
Total securities available-for-sale	$94,794	$94,763

For the nine months ended March 31, 2017, the Company had no realized gains or losses from the sale of available-for-sale securities. During the nine months ended March 31, 2016, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. The following table presents the fair value and associated gross unrealized loss on available-for-sale securities at March 31, 2017 and June 30, 2016.

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At March 31, 2017
Equity securities	$(97)	$5,875	$-	$-	$(97)	$5,875
Agency MBS	(359)	23,346	-	-	(359)	23,346
Total	$(456)	$29,221	$-	$-	$(456)	$29,221

	Less than 12 Months		12 Months or More		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
	(in thousands)
At June 30, 2016
Corporate debt securities	$(3)	$3,266	$-	$-	$(3)	$3,266
Total	$(3)	$3,266	$-	$-	$(3)	$3,266

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the intent of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery and whether it is more likely than not the Company will be required to sell the security before recovery to its amortized cost. The $456,000 unrealized losses at March 31, 2017 are related to changes in interest rates of the Agency MBS and for the equity securities the decline in value is related to changes in the market value and not credit quality. The Company has the intent and the ability to hold these securities to recovery or maturity and more likely than not, will not need to sell them. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017 or June 30, 2016.

At March 31, 2017 and at June 30, 2016, U.S. Treasury notes and Agency MBS with an amortized cost of $74.4 million and $79.1 million, respectively, were pledged to secure borrowings from the FHLB (see Note 11).

NOTE 8 – NET INVESTMENT IN LEASES

Net investment in leases consists of the following:

	March 31, 2017	June 30, 2016
	(in thousands)
Minimum lease payments receivable	$195,694	$248,527
Estimated residual value	7,365	10,871
Less unearned income	(12,992)	(19,434)
Net investment in leases before allowances	190,067	239,964
Less allowance for lease losses	(2,231)	(2,228)
Less valuation allowance for estimated residual value	(62)	(62)
Net investment in leases	$187,774	$237,674

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific capital lease. Unearned income includes the offset of initial direct costs of $2.6 million at March 31, 2017 and at June 30, 2016.

NOTE 9 – COMMERCIAL LOANS

Commercial loans consist of the following:

	March 31, 2017	June 30, 2016
	(in thousands)
Commercial term loans	$371,053	$399,239
Commercial real estate loans	6,358	6,682
Revolving lines of credit	3,074	3,405
Total commercial loans	380,485	409,326
Less unearned income and discounts	(547)	(1,018)
Less allowance for loan losses	(5,311)	(4,572)
Net commercial loans	$374,627	$403,736

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

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $3.4 million at March 31, 2017 and $524,000 at June 30, 2016. The Company has a recorded liability for unfunded loan commitments of $50,000 at March 31, 2017 and at June 30, 2016 related to such commitments.

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

The risk classification of financing receivables by portfolio class is as follows:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2017:
Pass	$137,353	$49,064	$368,313	$6,357	$561,087
Special Mention	3,433	213	5,268	-	8,914
Substandard	-	-	-	-	-
Doubtful	2	2	-	-	4
	$140,788	$49,279	$373,581	$6,357	$570,005
Non-accrual	$2	$2	$-	$-	$4

As of June 30, 2016:
Pass	$174,679	$58,344	$397,910	$6,679	$637,612
Special Mention	6,308	380	3,719	-	10,407
Substandard	241	-	-	-	241
Doubtful	10	2	-	-	12
	$181,238	$58,726	$401,629	$6,679	$648,272
Non-accrual	$10	$2	$-	$-	$12

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

The aging of financing receivables by portfolio class is as follows:

(dollars in thousands)	31-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable	Over 90 Days & Accruing

As of March 31, 2017:
Commercial Leases	$-	$2	$2	$140,786	$140,788	$-
Education, Government, Non-profit Leases	-	2	2	49,277	49,279	-
Commercial and Industrial Loans	-	-	-	373,581	373,581	-
Commercial Real Estate Loans	-	-	-	6,357	6,357	-
	$-	$4	$4	$570,001	$570,005	$-

As of June 30, 2016:
Commercial Leases	$-	$10	$10	$181,228	$181,238	$-
Education, Government, Non-profit Leases	-	2	2	58,724	58,726	-
Commercial and Industrial Loans	-	-	-	401,629	401,629	-
Commercial Real Estate Loans	-	-	-	6,679	6,679	-
	$-	$12	$12	$648,260	$648,272	$-

The allowance balances and activity in the allowance related to financing receivables, by portfolio segment for the three and nine months ended March 31, 2017 and 2016 are presented in the following table:

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Allowance
For the three months ended March 31, 2017:
Balance beginning of period	$1,828	$465	$5,411	$61	$7,765
Charge-offs	-	-	(161)	-	(161)
Recoveries	-	-	-	-	-
Provision	-	-	-	-	-
Balance end of period	$1,828	$465	$5,250	$61	$7,604

For the three months ended March 31, 2016:
Balance beginning of period	$2,264	$417	$3,761	$61	$6,503
Charge-offs	-	-	-	-	-
Recoveries	-	50	-	-	50
Provision	(350)	-	550	-	200
Balance end of period	$1,914	$467	$4,311	$61	$6,753

For the nine months ended March 31, 2017:
Balance beginning of period	$1,825	$465	$4,511	$61	$6,862
Charge-offs	-	-	(161)	-	(161)
Recoveries	3	-	-	-	3
Provision	-	-	900	-	900
Balance end of period	$1,828	$465	$5,250	$61	$7,604

For the nine months ended March 31, 2016:
Balance beginning of period	$2,592	$817	$2,936	$111	$6,456
Charge-offs	(1,029)	-	-	-	(1,029)
Recoveries	1	50	-	-	51
Provision	350	(400)	1,375	(50)	1,275
Balance end of period	$1,914	$467	$4,311	$61	$6,753

The following table presents the recorded investment in loans and leases and the related allowance based on impairment method as of March 31, 2017 and June 30, 2016 by portfolio segment.

(dollars in thousands)	Commercial Leases	Education Government Non-profit Leases	Commercial & Industrial Loans	Commercial Real Estate Loans	Total Financing Receivable
As of March 31, 2017:
Allowance for lease and loan losses
Individually evaluated for impairment	$173	$2	$-	$-	$175
Collectively evaluated for impairment	1,655	463	5,250	61	7,429
Total ending allowance balance	$1,828	$465	$5,250	$61	$7,604

Finance receivables
Individually evaluated for impairment	$3,435	$2	$-	$-	$3,437
Collectively evaluated for impairment	137,353	49,277	373,581	6,357	566,568
Total ending finance receivable balance	$140,788	$49,279	$373,581	$6,357	$570,005

As of June 30, 2016:
Allowance for lease and loan losses
Individually evaluated for impairment	$37	$2	$-	$-	$39
Collectively evaluated for impairment	1,788	463	4,511	61	6,823
Total ending allowance balance	$1,825	$465	$4,511	$61	$6,862

Finance receivables
Individually evaluated for impairment	$242	$2	$-	$-	$244
Collectively evaluated for impairment	180,996	58,724	401,629	6,679	648,028
Total ending finance receivable balance	$181,238	$58,726	$401,629	$6,679	$648,272

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

The borrowings from the FHLB and weighted average interest rates at March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017		June 30, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Short-term borrowings
FHLB advances	$40,000	0.75%	$40,000	0.42%

At March 31, 2017, there was available borrowing capacity from the FHLB of $31.8 million related to qualifying real estate loans of $6.5 million and securities pledged with an amortized cost of $74.4million. There were no borrowings from the FRB at March 31, 2017 and 2016. Borrowing availability from the FRB at March 31, 2017 was approximately $84.1 million secured by $107.1 million of lease receivables. Borrowing availability from the FHLB and FRB at June 30, 2016 was approximately $40.8 million and $107.2 million, respectively.

NOTE 12 – SEGMENT REPORTING

The Company’s two subsidiaries, CalFirst Bank, an FDIC-insured national bank, and CalFirst Leasing are considered to be two different business segments. Below is a summary of each segment’s financial results for the quarters and nine months ended March 31, 2017 and 2016:

	CalFirst Bank	CalFirst Leasing	Bancorp and Eliminating Entries	Consolidated
		(in thousands)
Quarter ended March 31, 2017
Total interest income	$6,989	$157	$5	$7,151
Net interest income after provision for credit losses	5,099	201	5	5,305
Other income	844	932	-	1,776
Net income	$2,320	$644	$(453)	$2,511

Quarter ended March 31, 2016
Total interest income	$6,558	$276	$3	$6,837
Net interest income after provision for credit losses	4,653	366	3	5,022
Other income	421	76	-	497
Net income	$1,606	$209	$(204)	$1,611

Nine months ended March 31, 2017
Total interest income	$22,277	$659	$12	$22,948
Net interest income after provision for credit losses	15,525	779	12	16,316
Other income	3,742	2,354	-	6,096
Net income	$8,033	$1,764	$(1,138)	$8,659

Nine months ended March 31, 2016
Total interest income	$18,654	$998	$5	$19,657
Net interest income after provision for credit losses	12,753	1,277	5	14,035
Other income	1,346	756	-	2,102
Net income	$4,439	$1,070	$(615)	$4,894

Total assets at March 31, 2017	$796,878	$69,123	$(31,261)	$834,740
Total assets at March 31, 2016	$821,627	$77,605	$(38,342)	$860,890

California First National Bancorp

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

California First National Bancorp, a California corporation (the “Company”), is a bank holding company headquartered in Orange County, California with a bank subsidiary, California First National Bank (“CalFirst Bank” or the “Bank”) and a leasing subsidiary, California First Leasing Corp. (“CalFirst Leasing”). The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. CalFirst Bank, now responsible for substantially all lease and loan origination, has migrated from predominantly leasing toward over 60% commercial loans, with a lease and loan portfolio diversified geographically and across industries. The Bank gathers deposits through posting rates on the Internet and conducts all banking and other operations from one central location.

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the volume and profitability of leased property being re-marketed through re-lease or sale, the interest rate environment, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure generally is related to interest rates and the impact the interest rate environment has on its net interest margin. The Company’s current balance sheet structure is short-term in nature, with over 73% of interest-earning assets, $606.5 million, and 86% of interest bearing liabilities, $536.5 million, repricing within one year. The Company’s interest margin is susceptible to the disparate impact of varying movements in market interest rates as many of the Company’s leases, loans and liquid investments are tied to U.S. Treasury rates and Libor that often do not move in step with bank deposit rates. Net interest income is also vulnerable to volatility in the timing of loan repayments and deposit withdrawals. As a result, this can cause a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2016, and have not changed except to address recent transfers of certain loans to a held for sale category that are accounted for as follows:

Loans Held for Sale Loans that were originated with the intent to hold but which have been subsequently designated as being held for sale are recorded at the lower of cost or fair value at the time of transfer to held for sale. Fair value is determined by firm purchase commitments or quoted prices and if cost exceeds fair value at the transfer date, the difference is taken as a charge against the allowance for loan losses. Loans held for sale continue to be carried at the lower of cost or fair value until sold, with any subsequent decline in fair value recorded as a valuation allowance for held for sale loans and then reflected in the gain or loss on sale when sold.

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

In January 2017, CalFirst Bank was advised by its primary regulator to cease originating new leveraged or non-leveraged syndicated commercial loans, and was further advised in March 2017 to take action to substantially reduce its concentration of leveraged loans. As a result, the Bank did not originate any new loans after January 2017 and has seen a high volume of loan payoffs during the third quarter, occurring both in the normal course and accelerated by the Bank’s inability to participate in extending the term of certain loans. During the third quarter, new loan bookings of $10.5 million were offset by loan payoffs of $57.5 million. In addition, the Bank transferred $29.1 million of loans to loans held for sale at March 31, 2017. As a result, the Bank’s commercial loan portfolio declined 17% from $450.2 million at December 31, 2016 to $374.6 million at March 31, 2017 and was down 7% from $403.7 million at June 30, 2017.

Lease bookings of $25.6 million for the third quarter of fiscal 2017 were down 39.0% from the third quarter of fiscal 2016, while nine month lease bookings of $79.9 million were down 24.2%. Combined lease and loan bookings for the first nine months of fiscal 2017 of $203.4 million declined 31.3% from $296.2 million booked during the first nine months of fiscal 2016. As a result, the Company’s net investment in leases and loans of $562.4 million at March 31, 2017 is down 13.8% from $652.4 million at December 31, 2016 and 12.3% from $641.4 million at June 30, 2016.

CalFirst Bank is pursuing an appeal of the regulatory restrictions on its loan portfolio, but cannot predict if it will be successful in its appeal, or what the conditions of any relief might be. At this time, the Bank expects no new syndicated loan originations during the fourth quarter of fiscal 2017 and expects that, in addition to the $29 million of loans held for sale at March 31, 2017, another 10% of the loan portfolio may also be sold or paid off during the fourth quarter ending June 30, 2017.

In light of the decline in the loan portfolio, the Company took action in March 2017 to reduce deposits, particularly certificates of deposits (“CD”s), by drastically cutting rates offered on CDs. As a result, during the third quarter CDs declined by 9% and overall deposits declined by 8%. Nonetheless, the Company’s cash increased by over 20% to $111 million at March 31, 2017. The abrupt decline in commercial loan originations and accelerated loan payoffs during the third quarter, prior to realizing any benefit from reducing deposits and lower deposit rates, is believed to have negatively impacted net interest income during the third quarter. Through this period of managing the decline in commercial loans and deposits, the Company expects to carry higher liquidity invested in lower yielding fed funds as the timing of withdrawals and payoffs can be unpredictable. As a result, management is not able to estimate the impact on fourth quarter 2017 and beyond results with any accuracy.

Consolidated Statement of Earnings Analysis

Summary – For the third quarter ended March 31, 2017, net earnings of $2.5 million increased $900,000, or 55.9%, from $1.6 million for the third quarter ended March 31, 2016 due to a $1.3 million increase in non-interest income from the sale of leases and leased property and a $283,000 increase in net interest income. Growth in interest income reflected 26% growth in commercial loan income offset by a 22% reduction in finance income. For the nine months ended March 31, 2017, net earnings increased $3.8 million, or 76.9% to $8.7 million from $4.9 million for the first nine months of fiscal 2016. Diluted earnings per share of $0.24 for the third quarter of fiscal 2017 increased 57.7% from the $0.15 per share for the third quarter of fiscal 2016. For the nine months ended March 31, 2017, diluted earnings per share of $0.84 increased 79.7%, compared to $0.47 per share for the same prior year period.

Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits and borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income before provision for credit losses by volume and rate:

	Quarter ended			Nine Months ended
	March 31, 2017 vs 2016			March 31, 2017 vs 2016
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(866)	$208	$(658)	$(2,261)	$1,424	$(837)
Commercial loans	714	131	845	3,210	412	3,622
Investment securities	(25)	6	(19)	76	72	148
Interest-earning deposits with banks	48	98	146	80	278	358
	(129)	443	314	1,105	2,186	3,291
Interest expense
Demand and savings deposits	29	89	118	68	270	338
Time deposits	72	47	119	729	310	1,039
Borrowings	(20)	14	(6)	(28)	36	8
	81	150	231	769	616	1,385
Net interest income	$(210)	$293	$83	$336	$1,570	$2,906

Net interest income was $5.3 million for the quarter ended March 31, 2017, an $83,000, or a 1.6% increase compared to the same quarter of the prior year. Total interest income for the third quarter of fiscal 2017 increased 4.9% to $7.2 million from $6.8 million during the third quarter of the prior year. This increase includes an $845,000, or 26.3%, increase in commercial loan income that reflected a 22.2% increase in average loan balances to $424.9 million and a 12 basis point increase in average rates earned to 3.82%. Finance income decreased by $658,200 or 21.9% that reflected a 28.9% decrease in the average investment in leases to $192.5 million, offset by a 43 basis point increase in average lease yield to 4.87%. Investment income increased by 20.4%, or $126,700, as average cash and investment balances increased 19.1% to $212.8 million but the average yield only increased by 2 basis points to 1.40% as higher percent of investments were held in fed funds. Interest expense paid on deposits and borrowings during the third quarter of fiscal 2017 increased by $230,700, or 14.3%, reflecting a 4.9% increase in average balances to $661.2 million compared to the third quarter of the prior year, while the average rate paid increased 10 basis points from 1.02% to 1.12%.

	Quarter ended			Quarter ended
(dollars in thousands)	March 31, 2017			March 31, 2016
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$117,201	$242	0.83%	$78,223	$96	0.49%
Investment securities	95,560	505	2.11%	100,454	524	2.09%
Commercial loans	424,895	4,063	3.82%	347,724	3,218	3.70%
Net investment in leases	192,459	2,341	4.87%	270,612	2,999	4.43%
Total interest-earning assets	830,115	7,151	3.45%	797,013	6,837	3.43%
Other assets	41,409			45,524
	$871,524			$842,537

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$102,550	215	0.84%	$79,158	97	0.49%
Time deposits	518,634	1,571	1.21%	494,415	1,452	1.17%
Other borrowings	40,000	60	0.60%	57,000	66	0.46%
Total interest-bearing liabilities	661,184	1,846	1.12%	630,573	1,615	1.02%
Non-interest bearing demand deposits	2,701			2,117
Other liabilities	14,790			22,243
Shareholders' equity	192,849			187,604
	$871,524			$842,537
Net interest income		$5,305			$5,222

Net interest spread (2)			2.33%			2.41%
Net interest margin (3)			2.56%			2.62%
Average interest earning assets over average interest bearing liabilities			125.5%			126.4%

(1)   Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.

(2)   Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(3)   Net interest margin represents net interest income as a percent of average interest earning assets.

Net interest income for the nine months ended March 31, 2017 was $17.2 million, a $1.9 million, or 12.4% increase from $15.3 million for the nine months ended March 31, 2016. Total interest income for the first nine months of fiscal 2017 increased 16.7% to $22.9 million from $19.7 million for first nine months of the prior year as a result of a $3.6 million increase in commercial loan income that reflected a 38.5% increase in average loan balances to $420.9 million, while average rates earned increased 13 basis points to 3.79%. For the first nine months of fiscal 2017, finance income decreased $837,700, or 8.6%, to $8.9 million as the average investment in leases declined 23.3% to $211.9 million while the average yield earned increased by 90 basis points to 5.58%. The increase in average yield benefitted from the recognition of $1.3 million of finance income during the second quarter related to a transaction in process that was unwound in bankruptcy and from accelerated finance income from other early lease terminations. This boosted the reported yield by 81 basis points. Without that benefit, the average lease yield for the first nine months of fiscal 2017 would have increased by 8 basis points. Investment income increased by 31.5%, or $506,100, to $2.1 million as average cash and investment balances increased 24.1% to $203.3 million and average yields increased by 8 basis points to 1.39%. For the first nine months of fiscal 2017, the Company’s average interest earning deposits with banks increased 47.7% to $107.4 million and the average yield increased 34 basis points to 0.65% related to the increase in rates on deposits held at the FRB. The increased yield on investments included the benefit from a large FHLB dividend during the second quarter that increased the yield by 10 basis points to 2.21%. For the nine months ended March 31, 2017, interest expense on deposits and borrowings increased by $1.4 million, or 31.9%, to $5.7 million on a 16.3% increase in average deposits and borrowings to $667.4 million compared to the first nine months of the prior year. The average rate paid increased from 1.07% to 1.19% as FHLB borrowings at 0.51% helped offset the increase in average deposit costs from 1.01% to 1.15%.

	Nine months ended			Nine months ended
(dollars in thousands)	March 31, 2017			March 31, 2016
	Average		Yield/	Average		Yield/
Assets	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$107,366	$527	0.65%	$72,673	$169	0.31%
Investment securities	95,948	1,588	2.21%	91,180	1,440	2.11%
Commercial loans	420,900	11,970	3.79%	303,992	8,348	3.66%
Net investment in leases	211,850	8,863	5.58%	276,244	9,700	4.68%
Total interest-earning assets	836,064	22,948	3.66%	744,089	19,657	3.52%
Other assets	43,683			48,838
	$879,747			$792,927

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$90,333	604	0.89%	$71,989	266	0.49%
Time deposits	537,030	4,974	1.23%	453,040	3,935	1.16%
Other borrowings	40,000	154	0.51%	49,055	146	0.40%
Total interest bearing liabilities	667,363	5,732	1.15%	574,084	4,347	1.01%
Non-interest bearing demand deposits	2,376			2,201
Other liabilities	18,647			28,640
Shareholders' equity	191,361			188,002
	$879,747			$792,927
Net interest income		$17,216			$15,310

Net interest spread (2)			2.51%			2.51%
Net interest margin (3)			2.75%			2.74%
Average interest earning assets over average interest bearing liabilities			125.3%			129.6%

(1)   Average balances are based on month-end balances, include non-accrual leases, and are presented net of unearned income.

(2)   Net interest spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(3)   Net interest margin represents net interest income as a percent of average interest earning assets.

For the first nine months of fiscal 2017, the average yield on all interest earning assets increased 14 basis points to 3.66% from 3.52%, while the average rate paid on all interest-bearing liabilities also increased by 14 basis points to 1.15%. As a result, the net interest margin and spread for the first nine months of fiscal 2017 were generally unchanged from the prior year, largely due to the benefit of accelerated finance income discussed above that increased the margin and spread by about 21 basis points for the nine month period. Without that benefit, the spread and margin would have been below the prior year due to a higher percentage of earning assets in lower yielding commercial loans and fed funds, and higher rates paid on deposits. The average yield on interest earnings assets can fluctuate from quarter to quarter due to transaction activity in the portfolios.

Provision for Credit Losses – The Company did not record a provision for credit losses during the third quarter of fiscal 2017, compared to a $200,000 provision made during the third quarter ending March 31, 2016. No provision was required in the third quarter of fiscal 2017 due to the lease and loan portfolio declining $90.1 million, or 14% to $570.0 million from $660.2 million at December 31, 2016. For the first nine months of fiscal 2017, the provision for credit losses of $900,000, compared to a $1.275 million provision recorded during the first nine months of fiscal 2016. At March 31, 2017, the allowance for credit losses of $7.6 million, 1.3% of the investment in leases and loans, is up from 1.1% at June 30, 2016 and at the high end of estimates. Given the disruption related to regulatory oversight of the Bank’s loan portfolio, management determined to maintain higher reserves at this time.

Non-interest Income – Total non-interest income of $1.8 million for the third quarter of fiscal 2017 more than tripled from $497,400 for the same period of the prior year. Income from leases reaching their end-of-term increased to $1.1 million from $148,900. The increase also reflects gains on the sale of leases and loans of $538,500 in the third quarter of fiscal 2017 compared to $314,600 in the third quarter of the prior year.

Total non-interest income of $6.1 million for the first nine months of fiscal 2017 was up 190.0% from $2.1 million reported for the first nine months of fiscal 2017. The increase includes a $2.5 million increase in income recognized on leases reaching the end of term, and a $1.4 million increase in the gain on sale of leases and loans.

Non-interest Expenses – Third quarter fiscal 2017 non-interest expenses of $2.7 million were down 6.5% from $2.9 million for third quarter of fiscal 2016. For the nine months ended March 31, 2017, non-interest expenses of $7.9 million declined 3.2% from the same period of the prior year. The difference in both periods is primarily due to the cost included in fiscal 2016 of the write-down of a repossessed asset.

Taxes – Income taxes were accrued at a tax rate of 40.50% for the three and nine months ended March 31, 2017, compared to 39.5% for the same periods of the prior year, representing the estimated annual tax rate at the end of each respective period. The increase in the fiscal 2017 tax rate reflects a slight increase to the federal rate and estimated state rate resulting from apportionment changes.

Financial Condition Analysis

Consolidated total assets at March 31, 2017 of $834.7 million decreased 6.5% from $888.2 million at June 30, 2016. The decline in total assets includes a $49.9 million decrease in the net investment in leases and $4.9 million decline in property acquired for transactions in process, offset by a $6 million increase in cash and equivalents.

Lease Portfolio

During the first nine months of fiscal 2017, 74.2% of the direct leases booked by the Company were held in its own portfolios, with 25.8% sold to other financial institutions. In addition, the Company sold $19.1 million of lease receivables held at June 30, 2016. As a result, the Company’s net investment in leases at March 31, 2017 of $187.8 million was down 21.0% from $237.7 million at June 30, 2016 and 30.3% from $269.2 million at March 31, 2016.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions in process are generally made to facilitate the lessees’ property implementation schedule. The lessee is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and the lessee generally is obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At March 31, 2017, the Company’s investment in property acquired for transactions in process of $26.3 million was down 15.0% from $30.9 million at June 30, 2016, but up 8.2% from $24.3 million at March 31, 2016.

Commercial Loan Portfolio

The Company’s commercial loan portfolio of $374.6 million at March 31, 2017 decreased by $75.7 million, or 17%, from $450.2 million at December 31, 2016, and was down $29.1 million, or 7.2%, from $403.7 million at June 30, 2016. For reasons noted above, commercial loan bookings for the first nine months of fiscal 2017 were down 35.2% from $190.8 million booked during the prior year period. The change in the Company’s commercial loan portfolio during the first nine months of fiscal 2017 included the investment of $123.5 million in new commercial loan participations offset by loan payoffs and repayments aggregating of $123.5 million, plus the transfer of $29.1 million of loans to loans held for sale. At March 31, 2017 the Company had only one unfunded commercial loan commitment of $6.0 million related to a direct real estate loan.

At March 31, 2017, 97% of the commercial loan portfolio consists of participations in syndicated transactions, compared to 96% at June 30, 2016, with approximately 65% characterized as “leveraged loans” under guidance promulgated by federal bank regulators, down from 79% under such guidance at June 30, 2016. At March 31, 2017, approximately 17% of the syndicated loan portfolio is rated investment grade (Baa3 or higher) by Moody's Investors Service compared to 24% of the syndicated loan portfolio at June 30, 2016, while approximately 16% relates to companies that are rated lower than Ba, up from 12% at June 30, 2016. There were 72 different credits in the syndicated loan portfolio at March 31, 2017, 60 of which are publicly traded companies accounting for 87% of the syndicated loan portfolio, with an estimated average equity market capitalization of $7.0 billion.

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

The following table summarizes the Company’s non-performing leases and loans.

	March 31,	June 30,
	2017	2016
Non-performing Leases and Loans	(dollars in thousands)
Non-accrual leases	$4	$12
Restructured leases	-	-
Leases past due 90 days (other than above)	-	-
Total non-performing leases	4	12
Repossessed equipment	1,300	1,300
Total non-performing assets	$1,304	$1,312

Non-performing leases as % of net investment in leases and loans before allowances	0.00%	0.00%
Non-performing assets as % of total assets	0.16%	0.15%

The change in non-performing leases at March 31, 2017 as compared to June 30, 2016 reflects a payment received on one old problem lease with no new problem assets added. In addition to the non-performing leases identified above, there was $3.42 million of investment in leases at March 31, 2017 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $3.96 million at June 30, 2016 and $136,000 at March 31, 2016. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

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

The following table summarizes the activity in the allowance for loan and lease losses for the first nine months of fiscal 2016 and 2017:

	Nine months ended
	March 31,
	2017	2016
	(dollars in thousands)

Property acquired for transactions in process before allowance	$26,303	$24,306
Net investment in leases and loans before allowance	570,005	650,247
Net investment in “risk assets”	$596,308	$674,553

Allowance for credit losses at beginning of period	$6,862	$6,456
Charge-off of loan and lease receivables	(161)	(1,029)
Recovery of amounts previously written off	3	51
Provision for credit losses	900	1,275
Allowance for credit losses at end of period	$7,604	$6,753

Components of allowance for credit losses:
Allowance for lease losses	$2,231	$2,311
Residual valuation allowance	62	70
Allowance for loan losses	5,311	4,372
	$7,604	$6,753
Allowance for credit losses as a percent of net investment in leases and loans before allowances	1.33%	1.04%
Allowance for credit losses as a percent of net investment in “risk assets”	1.28%	1.00%

The allowance for credit losses increased $742,000 to $7.60 million (1.33% of net investment in leases and loans before allowances) at March 31, 2017 from $6.86 million (1.06% of net investment in leases and loans before allowances) at June 30, 2016. This allowance consisted of $175,200 allocated to specific accounts that were identified as problems and $7.43 million that was available to cover losses inherent in the portfolio. This compared to $48,000 allocated to specific accounts at June 30, 2016 and $6.82 million available for losses inherent in the portfolio at that time.

The increase in the specific allowance at March 31, 2017 primarily relates to the downgrade of the credit of one lease that was offset in part by the upgrade of another. The Company considers the allowance for credit losses of $7.60 million at March 31, 2017 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease and loan portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, economic and political events may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further.

Investment Securities Available-for-sale

Total available-for-sale investment securities of $94.8 million as of March 31, 2017 decreased from $95.8 million at June 30, 2016. The amortized cost and fair value of the Company’s securities portfolio available-for-sale at March 31, 2017 and June 30, 2016 are as follows:

	As of March 31, 2017		As of June 30, 2016
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury Notes	$47,408	$47,724	$47,355	$48,774
Corporate debt securities	13,178	13,217	13,291	13,385
Agency MBS	27,021	26,665	31,782	32,223
Equity securities	5,972	5,875	-	-
Mutual fund investment	1,215	1,282	1,215	1,462
Total securities available-for-sale	$94,794	$94,763	$93,643	$95,844

During the first nine months of fiscal 2017, the Company’s portfolio of securities available-for-sale included the purchase of equity securities of $6.0 million that was offset by pay downs, net of accretion, of $4.8 million and a $2.2 million decrease in the fair value of securities that resulted in an overall $1.1 million decrease in portfolio value. The rise in interest rates since June 2016 swung an unrecognized net gain of $2.2 million at June 30, 2016 to an unrealized net loss of $31,000 at March 31, 2017. The weighted average maturity of the portfolio at March 31, 2017 is 4.6 years and the corresponding weighted average yield was 2.02%.

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, FHLB borrowings and non-recourse debt. At March 31, 2017 and June 30, 2016, the Company’s cash and due from banks were $111.0 million and $105.1 million, respectively.

Deposits at CalFirst Bank of $586.9 million at March 31, 2017 were down 1.2% from $594.0 million at March 31, 2016 and down 7.3% from $633.1 million at June 30, 2016. The $7.1 million decrease from March 31, 2016 is related to the 12.6% decline in the lease and loan portfolio over that period and the Company’s reduced funding needs. The following table presents average balances and average rates paid on deposits for the nine months ended March 31, 2017 and 2016:

	Nine months ended March 31,
	2017			2016
	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate Paid	Balance	Balance	Rate Paid
	(in thousands)
Non-interest bearing demand deposits	$3,310	$2,376	n/a	$2,743	$2,201	n/a
Interest-bearing demand deposits	1,237	1,167	0.20%	1,510	2,367	0.20%
Money market deposits	98,878	89,166	0.90%	77,148	69,622	0.50%
Time deposits, less than $100,000	92,111	98,675	1.22%	91,668	79,011	1.15%
Time deposits, $100,000 or more	$391,327	$438,355	1.24%	$420,931	$374,029	1.16%

The following table shows the maturities of certificates of deposits at March 31, 2017:

	$250,000	More than
	or less	$250,000
	(in thousands)
Under 3 months	$98,164	$28,952
3 – 6 months	63,497	20,862
7 – 12 months	138,096	46,817
13 – 24 months	55,294	18,870
25 – 36 months	10,299	2,587
	$365,350	$118,088

The Bank has borrowing agreements with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank had short-term borrowings outstanding of $40.0 million at March 31, 2017 at an average rate of 0.51% and an outstanding balance of $57.0 million at March 31, 2016 at an average rate of 0.40%. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $31.8 million available under the agreement as of March 31, 2017. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at March 31, 2017 of approximately $84.1 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. At March 31, 2017, the Company had outstanding non-recourse debt of $1.1 million relating to discounted lease rentals assigned to unaffiliated lenders, down from $4.4 million at June 30, 2016 and $5.9 million at March 31, 2016. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of March 31, 2017 and June 30, 2016 and reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank made a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	March 31,		June 30,
	2017		2016
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$193,611	27.68%	$189,677	25.12%
Tier 1 risk-based capital	$193,611	27.68%	$189,677	25.12%
Total risk-based capital	$201,266	28.77%	$196,589	26.04%
Tier 1 leverage capital	$193,611	22.45%	$189,677	21.67%

California First National Bank
Common equity Tier 1 capital	$124,412	18.27%	$116,379	15.88%
Tier 1 risk-based capital	$124,412	18.27%	$116,379	15.88%
Total risk-based capital	$131,864	19.37%	$123,091	16.79%
Tier 1 leverage capital	$124,412	14.86%	$116,379	13.94%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations as of March 31, 2017. Commitments to purchase property for leases are binding and generally have fixed expiration dates or other termination clauses. Commercial loan commitments are agreements to lend to a customer or purchase a participation provided there is no violation of any condition in the contract.  These commitments generally have fixed expiration dates or other termination clauses.  Since the Company expects some of the commitments to expire without being funded, the total amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$36,893	$36,893	$-	$-
Commercial loan and lease purchase commitments	6,000	6,000	-	-
FHLB Borrowings	40,000	40,000	-	-
Operating lease rental payments	1,015	713	302	-
Total contractual commitments	$83,908	$83,606	$302	$-

_________________________________________

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

At March 31, 2017, the Company had $118.2 million of cash or invested in securities of very short duration, but only $3.2 million of the $98.7 million investment in securities matures within twelve months. The Company’s investment in loans held for sale, gross lease payments receivable and commercial loans of $612.7 million consists of leases with fixed rates and loans with variable rates, however, $485.1 million of such investment matures or reprices within one year of March 31, 2017. This compares to interest bearing deposit and borrowing liabilities of $626.9 million, of which $536.5 million, or 86.0%, mature within one year. Based on the foregoing, at March 31, 2017 the Company had assets of $606.5 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $536.5 million.

The regulatory directive for the Bank to substantially reduce its concentration of leveraged loans provides the Bank with latitude to comply in an orderly fashion and coordinate any reduction in the loan portfolio with reductions in deposits and other funding liabilities, consistent with a prudent asset liability management strategy. However, this process could have a material adverse effect on net interest income.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total

Rate Sensitive Assets (RSA):
Cash due from banks	$111,005	$-	$-	$-	$-	$111,005
Investment securities	7,158	3,171	57,770	30,619	-	98,718
Loans held for sale	29,126	-	-	-	-	29,126
Net investment in leases	19,732	66,228	114,232	2,866	(15,284)	187,774
Commercial loans	367,811	2,222	7,344	3,109	(5,859)	374,627
Non-interest earning assets	-	-	-	-	33,490	33,490
Totals	534,832	71,621	179,346	36,594	12,347	$834,740
Cumulative total for RSA	$534,832	$606,453	$785,799	$822,393

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$100,115	$-	$-	$-	$3,310	$103,425
Time deposits	127,116	269,272	87,050	-	-	483,438
Borrowings	40,000	-	-	-	-	40,000
Non-interest bearing liabilities	-	-	-	-	13,600	13,600
Stockholders' equity	-	-	-	-	194,277	194,277
Totals	$267,231	$269,272	$87,050	$-	$211,187	$834,740
Cumulative total for RSL	$267,231	$536,503	$623,553	$623,553

Interest rate sensitivity gap	$267,601	$(197,651)	$92,296	$36,594
Cumulative GAP	$267,601	$69,950	$162,246	$198,840

RSA divided by RSL (cumulative)	200.14%	113.04%	126.02%	131.89%
Cumulative GAP / total assets	32.06%	8.38%	19.44%	23.82%

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

As of the end of the period covered by this report, the Company's management, including its principal executive officer and its principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes made during the most recent fiscal quarter to the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following is an update to, and should be read in conjunction with the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Regulatory restrictions on the Bank’s ability to originate syndicated commercial loans may not be rescinded which could have a long term negative impact on the Company. At March 31, 2017, $366.9 million, or 97% of the commercial loan portfolio consists of participations in syndicated transactions, with approximately $248.1 million, or 65%, characterized as “leveraged loans” under guidance promulgated by federal bank regulators. These loans have accounted for a substantial portion of the Company’s growth over the past few years and the ongoing curtailment in loan originations will result in further declines in interest earning assets. In addition, Bank deposit customers who have withdrawn funds as a result of the sharp drop in the deposit rates offered by the Bank may never return.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes share repurchase activity for the quarter ended March 31, 2017:

			Maximum Number
	Total number		of shares that may
	of shares	Average price	yet be purchased
Period	Purchased	paid per share	under the plan (1)

January 1, 2017 - January 31, 2017	-	$-	188,237
February 1, 2017 - February 28, 2017	-	$-	188,237
March 1, 2017 - March 31, 2017	-	$-	188,237
	-	$-

1)	In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) Exhibits		Page
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	30
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	31
32.1	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	32

California First National Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California First National Bancorp
Registrant

DATE:	May 1, 2017	BY:	/s/ S. Leslie Jewett
S. Leslie Jewett
Chief Financial Officer
(Principal Financial and Accounting Officer)

