Form 10-K
period 2017-06-30
CALIFORNIA FIRST NATIONAL BANCORP
filed 2017-09-27
CIK 803016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐

Smaller reporting company ☒      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2016 was $34,236,253. Number of shares outstanding as of September 25, 2017: Common Stock 10,284,139.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended June 30, 2017.

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

The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. CalFirst Bank, now responsible for substantially all lease and loan origination, gathers deposits through posting rates on the Internet and conducts all banking and other operations from one central location. Over the past few years, the Company migrated from primarily leasing equipment toward a broader commercial lending program with commercial loans accounting for 53% of the Company’s bookings in fiscal 2017 and 68% in fiscal 2016.

At June 30, 2017, the Company had total assets of $715.6 million, down 19% from the prior year, leases and loans of $496.8 million, total deposits of $468.6 million, and a conservative capital profile with stockholders’ equity of $196.1 million producing regulatory capital ratios at June 30, 2017 of 33.1% Tier 1 capital, 34.3% total capital and 26.0% Tier 1 leverage capital, well above required regulatory thresholds.

Recent Events

During the third quarter of fiscal 2017, CalFirst Bank was advised by the OCC to cease originating new leveraged or non-leveraged syndicated commercial loans and to take action to substantially reduce its concentration of leveraged loans. The restrictions on the Bank’s loan activities continue at the date of this filing, and as a result, the Company has originated no loans since January 2017. While the Bank has worked to have the restrictions on its loan activities removed, it cannot predict if it will be successful, or what the conditions of any relief might be. As of August 31, 2017, the Company’s loan portfolio has declined to approximately $250 million, 19% below the level at June 30, 2017 and down 45% from December 31, 2016. Management projects the Bank’s loan portfolio will continue to decline in fiscal 2018, and this will continue to have an adverse effect on the ability of the Company to grow its net interest income and profitably deploy the capital invested in the Bank. The Board of Directors continues to evaluate all options available that might serve the best interests of its shareholders.

Leasing Activities

At June 30, 2017, leases accounted for 38% of the Company’s lease and loan portfolio, compared with 37% and 55% at June 30, 2016 and 2015, respectively. The Company leases and finances most capital assets used by businesses and organizations, with a focus on high technology systems and other mission critical assets, but has seen an increase in the volume of other assets over the last few years. In addition to computer systems and networks, property leased includes manufacturing production systems, automated warehouse distribution systems, retail point-of-sale and inventory tracking systems, telecommunications systems such as wireless networks, voice over Internet protocol (“VoIP”) systems, and satellite tracking systems. Other equipment leased includes robotic surgical systems, ultrasound and medical imaging systems, electronic patient monitoring systems, testing equipment, copying and digital printing equipment. In addition, the Company leases a wide variety of non-electronic property, including office equipment, mining equipment, machine tools, school buses, trucks, exercise equipment and office and dormitory furniture. The mixture of property subject to leases booked varies year by year. In fiscal 2017, leases involving computer equipment and software accounted for 27% of property, down from 35% the prior year but up from 15% in fiscal 2015. A comparison of the mix of property subject to new leases booked in each of the three years ending June 30, 2017 is set forth below (dollars in thousands):

Year End June 30,	2017	%	2016	%	2015	%
Manufacturing Equipment	$32,716	30%	$3,174	3%	$23,554	11%
Computer Hardware and Software	28,937	27%	38,372	35%	32,857	15%
Transportation equipment	15,560	14%	14,077	13%	16,331	7%
Furniture & Fixtures	12,522	12%	10,118	9%	27,123	12%
Medical Equipment	10,080	9%	10,354	9%	17,906	8%
Warehouse Management Systems	3,835	4%	24,414	22%	33,240	15%
Office Equipment	962	1%	1,195	1%	10,068	5%
Yellow Equipment	378	0%	3,426	3%	9,179	4%
Air Transport Equipment	-	0%	-	0%	25,000	11%
Other	2,634	2%	5,240	5%	22,527	10%
Cost of Property on Leases Booked	$107,624		$110,370		$217,785

California First National Bancorp and Subsidiaries

The Company provides leasing and financing to customers throughout the United States and across a breadth of industries and disciplines, including commercial, industrial and financial companies, as well as educational, government and non-profit entities. The average size of the lease transactions booked during fiscal 2017 was approximately $1.1 million, compared with $751,000 during fiscal 2016 and $1.1 million during fiscal 2015. Three customers accounted for 12%, 10% and 9%, of the property cost subject to leases booked during fiscal 2017, while in fiscal 2016 two customers accounted for 18% and 13% of leases booked and in fiscal 2015 two customer accounted for 14% and 12% of leases booked in that year. Leases primarily are originated directly through a centralized marketing program and direct delivery channels, or through other banks or origination sources. During fiscal 2017, all of property cost subject to leases booked was originated directly by the Company, compared to 97% originated directly in fiscal 2016 and 94% originated directly in fiscal 2015. The marketing program includes a database of current and potential users of business property, as well as in-house customer relations management systems. The marketing programs have been augmented through the expanded use of web sites and the Internet to identify and communicate with potential customers. Prospect management software is utilized to enhance the productivity of the sales effort. Specific information about potential customers is entered into a confidential database accessible to sales professionals and their managers that allows them to efficiently focus on the most likely purchaser or lessee of capital assets.

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

Through its lease purchase operations, the Bank purchases lease receivables on a non-recourse basis from other intermediaries. All banks or lessors from whom the Bank purchases lease receivables are subject to an individual credit review and investigation by the Bank and must be approved by the Bank’s board of directors prior to establishing a discounting relationship. The Bank generally does not assume any obligations as lessor for these transactions, and the original lessor retains ownership of any underlying asset, with the Bank taking a priority first lien position. Periodically, the Bank will purchase a whole lease and assume the role as lessor and take a residual interest in the property subject to such lease. The Bank verifies the completeness of all lease documentation prior to purchase, confirms that the Bank’s position is secure and that liens have been perfected, and legal documentation has been filed as appropriate. The Company did not acquire any leases from third parties in fiscal 2017 while leases purchased from unaffiliated third parties during fiscal 2016 of $2.9 million were 3% of total leases booked and purchased leases of $13.5 million in fiscal 2015 represented 6% of total bookings.

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

Lease Portfolio

During the fiscal year ended June 30, 2017, 100% of the total dollar amount of new leases completed by the Company was booked by CalFirst Bank, up from 93.5% in fiscal 2016 and 90.4% in fiscal 2015. CalFirst Leasing no longer has a direct lease origination effort.

During the fiscal years ended June 30, 2017, 2016 and 2015, 80%, 89% and 88%, respectively, of the total dollar amount of new leases completed by the Company were retained in the Company’s portfolios, with the balance of such leases discounted to unaffiliated financial institutions. The Bank’s strategy is to develop a conservative, diversified portfolio of leases with credit worthy lessees through a portfolio management system that balances risk and reward while also managing exposures to any one credit or industry. The Bank’s credit committee has established underwriting standards and criteria for the lease portfolio and performs an independent credit analysis and due diligence on each lease transaction originated or purchased. The committee applies the same underwriting standards to all leases, regardless of how they are sourced. Through the use of non-recourse financing, the Company avoids risks that do not meet our risk/reward requirements or reduces its exposure to meet internal or regulatory requirements. A small portion of the portfolio, primarily held by CalFirst Leasing, includes leases where the credit profile of the lessee or the underlying leased property is not acceptable to other financial institutions.

California First National Bancorp and Subsidiaries

The table below presents the discounted minimum lease payments receivable (“Net Lease Receivable") related to leases retained in the Company’s portfolios at June 30, 2017, 2016 and 2015, respectively. Of the Bank’s Net Lease Receivable, approximately 92%, 88% and 82%, respectively, represented leases originated directly by the Bank, with 8%, 12% and 16%, of the Bank’s Net Lease Receivables at June 30, 2017, 2016 and 2015, respectively, related to leases purchased from unaffiliated parties.

(dollars in thousands)	As of June 30,
	2017		2016		2015
	Net Lease	Percent of	Net Lease	Percent of	Net Lease	Percent of
	Receivable	Total	Receivable	Total	Receivable	Total
California First National Bank	$178,703	96%	$213,355	94%	$270,657	94%
California First Leasing	$6,525	4%	$14,554	6%	$15,727	6%

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for such lease transactions-in-process are generally made to facilitate the property implementation schedule of the lessees. The lessee generally is contractually obligated to make rental payments during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2017, 2016, and 2015, the Company’s total investment in property acquired for transactions-in-process amounted to $17.1 million, $30.9 million and $31.3 million, respectively.

Commercial Loans

Commercial loans of $306.0 million accounted for 62% of the Company’s net investment in leases and loans at June 30, 2017, down from $403.7 million or 63% of the Company’s investment at June 30, 2016 but up from $243.5 million, or 45% of the Company’s investment, at June 30, 2015. During fiscal 2017, the Company boarded $123.5 million of new commercial loans, 48% below fiscal 2016 bookings of $238.1 million, and offset by payoffs and principal reductions of $220.6 million. As noted under “Recent Events”, the Bank did not originate any new loans after January 2017 and had a high volume of loan payoffs during the last six months of fiscal 2017, occurring both in the normal course and accelerated by the Bank’s inability to participate in extending the term of certain loans. The restrictions on the Bank’s loan activities continue, and it currently is projected that the loan portfolio will continue to decline in fiscal 2018.

Approximately 97% of the commercial loan portfolio consists of participations in syndicated transactions led primarily by major money center banks, with approximately 3% of the loan portfolio at June 30, 2017 the result of a direct origination effort. Direct loan origination is directed toward the Company’s existing and targeted customer database as a complementary product leveraging existing resources and extending customer longevity. Commercial loan products offered include commercial mortgages, term loans and lines of credit, and generally will be secured, but unsecured loans will be considered, depending on the nature of the credit. The Bank had three direct commercial loans aggregating to $10.8 million outstanding as of June 30, 2017, all at fixed rates, ranging in size from $1.4 million to $6.4 million, and with remaining terms of 23 months to 14 years. One loan is unsecured with the other two secured by real estate used in the borrower’s business.

Syndicated loans have accounted for a substantial portion of the Company’s growth over the past five years, and the structure, terms and other characteristics of the loans have not changed over this period. Syndicated bank loans are almost all term loans secured by substantially all of the borrower’s assets, although in some cases term loans have a second lien on working capital assets and less than 100% security interest in certain foreign assets. At June 30, 2017, approximately 87% of syndicated loans were characterized as “Term Loan B” loans that generally have initial seven-year terms and amortize less than 10% of the principle balance over the term. All Bank syndicated loans are priced at floating rates, and generally are made to larger corporations with debt ratings of BB or Ba, or higher, as rated by Standard & Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s), respectively. At June 30, 2017, 23% of the syndicated loan portfolio is rated investment grade (Baa3 or higher by Moody's or BBB- or higher by S&P) by one or more of the rating agencies, compared to 24% of the syndicated loan portfolio at June 30, 2016, while approximately 8.7% of the syndicated loan portfolio at June 30, 2017 relates to companies that are rated lower than Ba, down from 11.9% at June 30, 2016. Public companies made up 90% of the Company’s syndicated loan portfolio at June 30, 2017, with equity market capitalizations ranging from $326 million to $46 billion and a weighted average market value of $7.9 billion.

Approximately 62% of the loan portfolio at June 30, 2017 is characterized as “leveraged loans” under guidance promulgated by federal bank regulators in 2013, compared to 79% under such guidance at June 30, 2016. Credits that the Company characterized as higher risk leveraged loans accounted for approximately 15% of the syndicated loan portfolio at June 30, 2017, compared to 8% at June 30, 2016. The Bank’s credit policies and administrative processes have been augmented significantly to incorporate the 2013 guidance issued by federal banking regulators regarding leveraged lending, but have been criticized by the OCC as not meeting the guidance. As noted in “Recent Events”, the OCC has indicated that the concentration of leveraged loans held by the Bank is too high.

California First National Bancorp and Subsidiaries

The Bank’s syndicated loan portfolio is diversified across industries, with the loans to individual credits ranging in size from $573,000 to $10.4 million. At June 30, 2017, the average principal outstanding on 61 credits was $5.1 million, and the remaining terms range from one to six years. The Bank’s underwriting of commercial loans is consistent with its credit standards for leases, although its policies have been augmented to address credit issues related to the larger average investment in individual loans and regulatory issues governing the participation market. The risks associated with loans in which the Bank participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from the Bank’s limited ability to control actions of the syndicate. Existing staff administer loan operations including documentation, lien perfection, funding, payments and collections. The Bank’s current computer systems are capable of fully processing loans and have the requisite connectivity to the Company’s accounting, customer service and collections processes.

The table below presents the commercial loan balance net of unearned income and discounts and before allowances by loan type in the Company’s portfolios at June 30, 2017, 2016 and 2015, respectively.

(dollars in thousands)	As of June 30,
	2017		2016		2015
	Net Loan	Percent of	Net Loan	Percent of	Net Loan	Percent of
	Balance	Total	Balance	Total	Balance	Total
Commercial term loans	$303,604	97.6%	$398,240	97.5%	$238,424	96.7%
Revolving lines of credit	$3,222	1.0%	$3,389	0.8%	$562	0.2%
Commercial real estate loans	$4,387	1.4%	$6,679	1.6%	$7,523	3.1%

Commercial loan transactions funded during fiscal 2017 of $123.5 million to 38 different credits compared to $233.9 million through participations and $4.7 million through real estate loans during fiscal 2016. All commercial term loans are held by CalFirst Bank for all periods, except for one loan for $2.0 million held by CalFirst Leasing at June 30, 2017.

Credit Risk Management

The Company’s strategy for credit risk management includes stringent credit authority centered at the most senior levels of management. The strategy emphasizes diversification on both a geographic and customer level, and spreading risk across a breadth of leases and loans while managing the risk to any one area. The consolidated lease and loan portfolio at June 30, 2017 includes over 489 lease schedules and 61 commercial loans. No customer accounted for more than 4% of the net investment in leases and loans at June 30, 2017, 2016 or, 2015. The ten largest customers accounted for 22% of the lease and loan portfolio at June 30, 2017, compared to 18% of the portfolio at June 30, 2016 and 19% at June 30, 2015.

As a national bank, CalFirst Bank is subject to lending limit rules that restrict the maximum credit that the Bank may extend to any one entity at any one time to 15% of unimpaired capital and surplus. At June 30, 2017, the Bank’s “legal lending” limit was $20.0 million. The Company and CalFirst Leasing are not subject to any regulatory limits. At June 30, 2017, the largest single exposure of CalFirst Bank to one credit was $17.6 million that represents 3.5% of the Company’s net investment in leases and loans.

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

Deposit Products

At June 30, 2017, the Bank had $468.6 million in deposits, down from $633.2 million at June 30, 2016, and composed of $90.9 million in demand, savings or money market accounts and $377.8 million, or 81%, time certificates of deposits (“CD”s). In light of the change in the loan origination effort, in March 2017 the Company took action to reduce deposits, particularly CDs, by drastically cutting rates offered on CDs. As a result, deposits during the last six months of fiscal 2017 declined by 26%.

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

Investments

In addition to leases and loans, the Company had total cash and cash equivalents and investment securities of $195.8 million at June 30, 2017 compared to $204.9 million at June 30, 2016 and $144.8 million at June 30, 2015. Cash and cash equivalents of $96.1 million consists of interest-earning deposits with the FRB, other banks and short-term money market securities. The investment portfolio of $99.8 million includes U.S. government agency (“Agency”) mortgage-backed securities (“MBS”), U.S. Treasury Notes, corporate bonds and common stocks, Federal Reserve Bank and Federal Home Loan Bank stock and other investments. The Company is authorized to invest in high-quality United States agency obligations, mortgage-backed securities, investment grade corporate bonds and municipal securities and selected preferred and equity securities. The investment portfolio may increase or decrease depending upon the comparative returns on investments in relation to leases and loans.

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

Under FRB policy, the Company is expected to serve as a source of financial and managerial strength to the Bank and, under appropriate circumstances, to commit resources to support the Bank. Pursuant to a binding written agreement between the Bank and the Company required at the time of the Company’s purchase of the stock of the Bank in 2001, the Company is obligated to provide capital maintenance and liquidity support to the Bank, if and when necessary. Certain loans by the Company to the Bank would be subordinate in right of payment to deposits in, and certain other indebtedness of, the Bank.

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

In connection with the approval of the Company’s purchase of the stock of the Bank in 2001, the FRB and the OCC required the Company and the Bank to make certain commitments with respect to the operation of the Bank. In September 2006, the OCC approved a change in the Bank’s original operating plan that provided for the Bank to originate commercial loans. In June 2012, the OCC provided a written determination of no objection to a revised business plan to continue development of the commercial loan portfolio, but with certain conditions that were removed in January 2015 when the OCC terminated the 2001 operating agreement between the OCC and the Bank and eliminated restrictions imposed in 2012. During the third quarter of fiscal 2017, CalFirst Bank was advised by the OCC to cease originating new leveraged or non-leveraged syndicated commercial loans and to take action to substantially reduce its concentration of leveraged loans. The Bank is working to have the restrictions on its loan activities removed, but it cannot predict if it will be successful, or what the conditions of any relief might be.

Bank holding companies are subject to risk-based capital guidelines adopted by the FRB. The Company currently is required to maintain (i) Tier 1 capital equal to at least six percent of its risk-weighted assets and (ii) total capital (the sum of Tier 1 and Tier 2 capital) equal to ten percent of risk-weighted assets. The FRB also requires the Company to maintain a minimum Tier 1 "leverage ratio" (measuring Tier 1 capital as a percentage of adjusted total assets) of at least five percent. At June 30, 2017 and 2016, the Company exceeded all these requirements.

California First National Bancorp and Subsidiaries

The Bank is also subject to risk-based and leverage capital requirements. In July 2013, federal bank regulatory agencies jointly issued final rules that revise the general risk-based capital requirements to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). Under the final rule, minimum requirements increase both the quantity and quality of capital held by banking organizations. Consistent with Basel III, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The final rule minimizes the burden on smaller, less complex financial institutions such as the Company and the Bank, with a phase-in period that began in January 2015 while the phase-in period for larger institutions began in January 2014. At June 30, 2017, the Bank had capital in excess of all current minimum risk-based and leverage capital requirements as well as the new guidelines.

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its entire communities, including low- and moderate-income neighborhoods. CalFirst Bank is designated as a wholesale institution for CRA purposes. To evaluate the CRA performance of banks with this designation, regulatory agencies use the community development test. This includes an assessment of the level and nature of the Bank’s community development lending, investments and services. The CRA requires the OCC, in connection with its examination of the Bank, to assess and assign one of four ratings to the Bank’s record of meeting the credit needs of its community. The CRA also requires that the Bank publicly disclose its CRA rating. In December 2016, CalFirst Bank was subjected to a CRA examination and received a “satisfactory” rating on the CRA performance evaluation.

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. As a result of the Dodd-Frank Act, the maximum deposit insurance amount has been increased permanently from $100,000 to $250,000. In February 2011, the FDIC adopted a final rule implementing the Dodd-Frank Act provisions which provides for use of a risk scorecard to determine deposit premiums. For FDIC assessment purposes, the bank’s assessment base is its average consolidated total assets minus its average tangible equity. The assessment rate is determined by the FDIC using a risk-based calculation. The Bank's assessment base and assessment rate are calculated and billed each quarter. As of June 30, 2016, the DIF surpassed a target of 1.15 percent to trigger important changes in the FDIC assessments for all banks. The changes took effect for premiums billed after December 2016. Banks with less than $10 billion in assets will see their overall schedule decline by two basis points for banks paying the lowest premiums and up to five points for those at the top end of the assessment scale. The Bank’s overall assessment declined by over two basis points. In addition, a new formula for calculating risk-based assessment rates is now in effect. The FDIC may increase or decrease the assessment rate in the future, and any such increase could have an adverse impact on the earnings of insured institutions, including the Bank.

The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate as of June 30, 2017 is $0.54 cents per $100 of deposits compared to $0.56 cents per $100 of deposits as of June 30, 2016.

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

The principal source of cash flow to the Company, including cash flow to pay dividends on its common shares, is dividends from its subsidiaries and fees for services rendered to its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends or fees that may be paid to the Company by the Bank. In general, the Bank may not declare or pay a dividend to the Company in excess of 100% of its net retained earnings for the current calendar year combined with its net retained earnings for the preceding two calendar years without prior approval of the OCC. The Company has not received any dividends from the Bank to date, and believes CalFirst Leasing and CalFirst Bank have sufficient resources to meet the Company’s requirements.

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

Employees

At June 30, 2017, the Company and its subsidiaries had 98 employees, none of whom are represented by a labor union. The Company believes that its relations with its employees are satisfactory.

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

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, regulatory actions and economic conditions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to inherent risks and uncertainties, and certain factors could cause actual results to differ materially from those anticipated. Some of the risks and uncertainties that may cause our actual results or performance to differ materially from such forward-looking statements are included in “Item 1A. Risk Factors” of this report. All forward-looking statements are qualified in their entirety by this cautionary statement and the Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances arising after the date on which they were made.

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

Changes in the domestic interest rate environment could reduce the Company’s net finance and interest income. The Company’s net finance and interest income, which is the difference between income earned on leases, loans and investments and interest expense paid on deposits, is affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Since December 2016, the Federal Open Market Committee (“FOMC) of the FRB has increased short term interest rates three times from the near zero level maintained for several years, but the timing and amount of any further increases is unclear. Increases in interest rates will increase the income earned on the Company’s available cash balances, but will also increase the Bank’s cost of funds over time. If the interest rates on deposits and other borrowings increase at a faster rate than the interest rates received on leases, loans, securities and other interest-earning investments, net interest income and therefore earnings, could be adversely affected.

California First National Bancorp and Subsidiaries

Uncertain worldwide economic conditions and volatility in the currency and credit markets may negatively impact the Company and its customers. The Company’s net interest income is impacted by changes in market rates of interest, changes in credit spreads, changes in the shape of the yield curve, and the interest rate sensitivity of our assets and liabilities. Interest earning assets and interest bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. The result of these changes to rates may cause differing spreads on interest earning assets and interest bearing liabilities, and a narrowing of the spread between longer and shorter term rates tends to negatively impact net interest margins. Although the Bank employs a funding strategy designed to correlate the repricing characteristics of assets with liabilities, the impact of interest rate movements and customer demand is not always consistent during different market cycles, and changes in the costs for deposits and yields on assets may not coincide. Foreign currency fluctuations have hurt the results of many businesses, including certain leveraged loan customers, and may impact their ability to meet their obligations. These circumstances could not only result in increased loan defaults, and charge-offs, but require increases to the allowance for credit losses which may materially and adversely affect our results of operations, business, and financial condition.

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

The Company and the Bank are subject to a wide range of complex laws and regulations established by government entities. Most regulation is intended to protect depositors, federal deposit insurance funds and the banking system as a whole. Bank regulators can impose restrictions on the ability of the Company to undertake certain business and growth initiatives. Following the 2008 financial crisis, regulators increased their oversight of banks and have taken a more active role in imposing restrictions on bank loan operations, the classification of assets and determination of the allowance for credit losses. Changes in laws or governmental regulations, or changes in the interpretation of existing laws or regulations by a regulatory authority, have impacted the Company in substantial and unpredictable ways. The Company cannot predict whether any additional legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Company’s financial condition or results of operations.

Cyber security and privacy breaches may hurt our business, damage our reputation, increase our costs, and cause losses. Our systems and networks store all the Company’s business records as well as personal information about our customers and employees. We have security systems and information technology infrastructure in place designed to protect against unauthorized access to such information. However, there is still a risk that the security systems and infrastructure that we maintain may not be successful in protecting against all security breaches, employee error, malfeasance, and cyber-attacks. Efforts have accelerated in recent months by parties seeking to obtain unauthorized access, disable or degrade service or sabotage systems. Techniques change frequently and often are not recognized until launched and we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure or outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers' data. Any significant violations of data privacy could result in a loss of confidence in the security of our products and services, the loss of business, litigation, regulatory investigations, and penalties that could damage our reputation and adversely affect the growth of our business.

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

California First National Bancorp and Subsidiaries

Company Risk Factors

Regulatory restrictions on the Bank’s ability to originate syndicated commercial loans may not be rescinded which could have a long term negative impact on the Company. During the third quarter of fiscal 2017, the OCC directed the Bank to cease originating new syndicated commercial loans and to take action to substantially reduce its concentration of leveraged loans. At March 31, 2017, $366.9 million, or 97% of the commercial loan portfolio consisted of participations in syndicated transactions, with approximately $248.1 million, or 65%, characterized as “leveraged loans” under guidance promulgated by federal bank regulators. Consequently, in order to comply with the OCC directive, the net commercial loan portfolio declined by 18% during the 2017 fourth quarter to $306 million at June 30, 2017, and is down 24% from $404 million at June 30, 2016. Syndicated loans have accounted for a substantial portion of the Company’s growth over the past few years. If regulatory restrictions on the Bank’s ability to originate syndicated commercial loans are not lifted, it is expected that this will require further significant reductions in the Bank’s loan portfolio over the next twelve months, and this will have a material adverse effect on the ability of the Company to grow its business and net interest income. See “Recent Events”.

The Bank is subject to increased liquidity and interest rate risk as it is forced to reduce its loan portfolio. While the Bank believes it can reduce the loan portfolio in an orderly way so as to coordinate the decline with a reduction in deposits and other funding liabilities, consistent with a prudent asset and liability management strategy, this process is complicated and management is not able to perfectly balance loan repayments with deposit withdrawals. As a result, higher yielding loans have paid off before higher cost deposits used to fund those loans have matured.

The Bank’s steps to reduce deposits by drastically cutting rates offered on CDs may have a long term negative effect on the Bank’s ability to raise deposits in the future. CalFirst Bank represents 94% of the Company’s assets and bank deposits exceeded $468 million, or 239% of stockholders’ equity at June 30, 2017. After the Bank eliminates the excess deposits, it will need to retain some portion of its deposit base to fund the remaining portfolio. If the remaining deposits do not roll over, or previous customers do not return, CalFirst Bank may be required to seek other sources of funds, including more expensive time deposits and borrowings, or sell more assets. Depending on market conditions, rates paid on deposits and borrowings may be higher than currently paid or no longer available.

The Bank and Company continue to be subject to periodic examination by the FRB and the OCC and if the Bank were found to be operating in an unsound or unsafe manner, or in violation of any OCC directive, they could impose new or additional restrictions or requirements, including, but not limited to activity or growth limitations, dividend restrictions, increased loan and lease loss reserve requirements, or other restrictions that could have an adverse effect on the Bank or the Company.

Market for capital asset lease financing continues to show weak demand with competitive pricing. The Company’s volume of new lease originations in fiscal 2017 was down for the third year in a row, and the Company does not see signs of significant improvement in lease origination in the near future.

The Company’s allowance for credit losses may not be adequate to cover actual losses. The Company’s subsidiaries retain approximately 90% of lease transactions and all loans in their own portfolios, which expose the Company to credit risk. The Company maintains an allowance for credit losses to provide for probable and estimable losses in the portfolio. The Company’s allowance for credit losses is based on its historical experience as well as industry data, an evaluation of the risks associated with its portfolios, including the size and composition of the lease and loan portfolios, current economic conditions and concentrations within the portfolio. The allowance for credit losses may not be adequate to cover losses resulting from unanticipated adverse changes in the economy or the financial markets. If the credit quality of the customer base materially decreases, or if the reserve for credit losses is not adequate, future provisions for credit losses could materially and adversely affect financial results.

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

Larger transactions and customer concentration may increase the risk of loss in the event of the deterioration of one of these customers or industries. At June 30, 2017, leases aggregating to $17.6 million to one customer accounted for 3.5% of the Company’s net investment in leases and loans, with the ten largest customers representing 22% of the portfolio. Only one industry classification represented over 5% of the Company’s total investment in leases and loans, as public and private colleges and universities aggregated to 6.1%.

California First National Bancorp and Subsidiaries

The Bank’s commercial loan initiative may increase the Company’s risk of losses. The commercial loan portfolio contains a number of commercial loans with relatively larger balances than the average lease. About 62% of the portfolio consists of “leveraged loans” as characterized by federal regulatory guidelines, with 15% of the commercial loan portfolio considered to be higher risk leveraged loans by the Company. Based on the OCC directive to not extend the term of loans and reduce the concentration of leveraged loans, the Bank’s loans are steadily being paid off, which in some cases might be for an amount less than the Bank’s carrying cost. No loan credit is rated substandard, but the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s results of operations.

The Company’s diversification into broader investment alternatives may increase the Company’s risk of losses. The Company’s investment portfolio includes U.S. Treasury and Agency Securities, corporate and municipal bonds and closed-end mutual funds, equity securities, in addition to interest-earning deposits, short-term money market securities and federal funds. These securities subject the Company to increased risk of volatility in the valuation of the investment, as well as greater interest and market risks. The deterioration of one or a few of these investments on a permanent basis could result in an determination that the investment has been permanently impaired and require a write-down of such investment, all of which could have a material adverse effect on the Company’s results of operations.

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

Negative publicity could damage the Company’s reputation and adversely impact its business and financial results. Reputation risk, or the risk to the Company’s business from negative publicity, including recent disclosure related to the OCC’s directive to the Bank, is inherent in the Company’s business. Negative publicity can result from the Company’s actual or alleged conduct in any number of activities, including leasing practices, compliance with bank regulations, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect the Company’s ability to keep and attract customers and deposits and can expose the Company to litigation and regulatory action.

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

The Company is a “controlled company” as defined by NASDAQ, with 63% of the stock held by the Chief Executive Officer, 76% held by two senior executives and fewer than 100 shareholders of record. As a result, senior management has the ability to exercise significant influence over the Company’s policies and business, and determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC.

The Company is eligible to delist its common stock from NASDAQ and deregister its common stock under the Exchange Act. As a public company listed on the NASDAQ Global Market, the Company is subject to the reporting requirements of the Exchange Act and the listing standards of NASDAQ. The Company incurs costs and time to comply with these requirements and given the limited public float and trading volume in the Company’s stock, the benefits from continuing as a SEC reporting company may not be supported. The Company is eligible to voluntarily delist its common stock from trading on NASDAQ and, as a bank holding company with fewer than 1,200 stockholders of record, the Company is also eligible to deregister its common stock under Section 12(g) of the Exchange Act. If the Company takes such actions and the Company’s reporting obligations under Section 15(d) of the Exchange Act are also suspended, the Company’s common stock would not continue to be traded on NASDAQ and the Company’s reporting obligations with the SEC would cease. While the Company’s common stock could continue to be traded over-the-counter, including through an over-the-counter market such as the OTCQB or OTCQX if elected by the Company, there can be no assurance that this won’t have an adverse effect on the price of the common stock or that an active trading market will continue to exist. If an active trading market is not maintained, the price and liquidity of the Company’s common stock may be adversely affected. Further, upon suspension of the Company’s reporting obligations under the Exchange Act, significantly less information about the Company may be publicly available, which could also have an adverse effect on the price and liquidity of the Company’s common stock.

California First National Bancorp and Subsidiaries

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2017 the Company and its subsidiaries occupied approximately 36,000 square feet of office space in Irvine, California leased from an unaffiliated party. The lease provides for monthly rental payments that average $60,100 from July 2017 through August 2018.

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

	For the years ended
	June 30, 2017		June 30, 2016
	High	Low	High	Low
First Quarter	$15.44	$13.96	$13.60	$13.06
Second Quarter	16.15	13.87	13.70	13.11
Third Quarter	16.45	15.47	13.97	12.85
Fourth Quarter	$19.30	$15.85	$15.00	$13.45

The Company had approximately 14 stockholders of record and in excess of 350 beneficial owners as of September 1, 2017.

Beginning in October 2009, the Board of Directors’ dividend policy provided for one annual dividend payment each year. The Company paid an annual dividend in the amount of $0.42 on December 13, 2014, $0.44 on December 15, 2015 and $0.46 on December 15, 2016. The Board of Directors will continue to review the dividend policy on an ongoing basis, taking into consideration a variety of factors including the business, economic and tax environment. No decision to pay dividends in fiscal 2017 and beyond has been made.

In April 2001, the Board of Directors authorized management, at its discretion, to repurchase up to 1,000,000 shares of common stock. This authorization has no termination date, but the Board of Directors reviews the authorization to repurchase common stock from time to time. No shares were repurchased during the years ended June 30, 2017 and 2015. The Company repurchased 180,117 shares of common stock under this authorization during the year ended June 30, 2016. As of September 10, 2017, 188,237 shares remain available under this authorization.

California First National Bancorp and Subsidiaries

Common Stock Performance Graph

The following graph shows a comparison of the five-year cumulative return among the Company, the NASDAQ Composite Index and the Russell 2000. The graph assumes an investment of $100 on June 30, 2012 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at June 30, 2013, 2014, 2015, 2016 and 2017. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock. As required by Securities and Exchange Commission rules, total return in each case assumes the reinvestment of dividends paid.

Equity Compensation Plan Information

The following table provides information about shares of the Company’s Common Stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2017.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock available for future issuance under equity compensation plans (excluding shares in first column)(1)
Equity compensation plans approved by shareholders	6,000	$16.00	2,322,643
Equity compensation plans not approved by shareholders	None	N/A	N/A
Total	6,000	$16.00	2,322,643	(1)

(1)	The maximum number of shares that may be issued under the equity compensation plan increases each year by an amount equal to 1% of the total number of issued and outstanding shares of Common Stock as of June 30 of the fiscal year immediately preceding such fiscal year.

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

INCOME STATEMENT FINANCIAL DATA	YEARS ENDED JUNE 30,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013

Finance and loan income	$26,234	$25,471	$21,489	$18,370	$18,995
Investment and interest income	3,014	2,230	1,516	1,371	2,408
Total interest income	29,248	27,701	23,005	19,741	21,403
Interest expense on deposits and borrowings	7,229	6,210	3,945	3,037	2,664
Net interest income	22,019	21,491	19,060	16,704	18,739
Provision for credit losses	250	1,475	1,175	200	275
Net interest income after provision for credit losses	21,769	20,016	17,885	16,504	18,464

Operating and sales-type lease income	2,716	1,146	305	2,152	1,711
Gain on sale of leases and leased property	4,336	3,497	4,791	2,980	2,278
Other income	387	220	3,132	432	526
Realized gain on sale of investment securities	-	23	481	-	316
Total non-interest income	7,439	4,886	8,709	5,564	4,831

Non-interest expenses	10,484	10,834	11,779	10,995	11,610
Earnings before income taxes	18,724	14,068	14,815	11,073	11,685
Income taxes	7,601	5,420	5,760	4,022	4,331
Net earnings	$11,123	$8,648	$9,055	$7,051	$7,354

Diluted earnings per share	$1.08	$0.83	$0.87	$0.67	$0.70
Diluted common shares outstanding	10,280	10,399	10,460	10,456	10,453

Cash dividends per share	$0.46	$0.44	$0.42	$0.40	$2.20
Dividend payout ratio	42.5%	53.2%	48.5%	59.3%	312.6%
Net interest margin	2.71%	2.78%	3.15%	3.22%	3.77%
Net interest spread	2.47%	2.54%	2.88%	2.92%	3.41%
Return on average assets	1.30%	1.06%	1.39%	1.30%	1.40%
Return on average equity	5.78%	4.59%	4.87%	3.90%	4.00%

BALANCE SHEET DATA	AS OF JUNE 30,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013

Cash and cash equivalents	$96,055	$105,094	$60,240	$40,122	$75,469
Investment securities	99,790	99,801	84,546	29,316	48,162
Net investment in leases and loans	496,807	641,410	541,786	455,805	416,569
Total assets	715,585	888,176	731,074	579,550	558,903

Deposits	468,634	633,147	471,906	355,810	346,028
Borrowings	40,000	40,000	42,000	6,858	-
Non-recourse debt	279	4,449	10,193	8,640	768
Stockholders’ equity	$196,134	$191,022	$188,218	$183,745	$180,879

Equity to total assets ratio	27.41%	21.51%	25.75%	31.70%	32.36%
Book value per common share	$19.07	$18.58	$17.99	$17.57	$17.31

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

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the size and credit quality of the lease and loan portfolios, the interest rate environment, the volume and profitability of leased property being re-marketed through re-lease or sale, the market for investment securities, the volume of new lease or loan originations, including variations in the mix and funding of such originations, and economic conditions in general. The Company’s principal market risk exposure currently is related to interest rates and the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. The FRB maintained historically low market interest rates from 2009 to 2016 that’s contributed to lower net interest margins. The Company’s current balance sheet structure is short-term in nature, with over 70% of interest-earning assets and 90% of interest-bearing liabilities that mature or reprice within one year. The Company’s interest margin is susceptible to timing lags related to varying movements in market interest rates. Many of the Company’s leases, loans and liquid investments are tied to U.S. treasury rates and Libor that often do not move in step with bank deposit rates. As a result, this can result in a greater change in net interest income than indicated by the repricing asset and liability comparison.

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

California First National Bancorp and Subsidiaries

Residual Values – For capital leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded on the balance sheet, net of unearned income and allowances, as net investment in leases. Of the volume of leases booked during the fiscal years ended June 30, 2017, 2016 and 2015, approximately 6.7%, 6.8% and 15.9%, respectively, were structured such that the Company owns the leased asset at the end of the term and recorded a residual value. The residual value is an estimate for accounting purposes of the fair value of the leased property at lease termination and is determined at the inception of the lease based on the property leased and the terms and conditions of the underlying lease contract. The realizability of any estimated residual value depends on future collateral values, contractual options available to the lessee, the credit of the lessee, market conditions and other subjective and qualitative factors. The estimated residual values established at lease inception are periodically reviewed to determine if values are realizable and any identified losses are recognized at such time.

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

Loans Held for Sale Loans that were originated with the intent to hold but subsequently designated as being held for sale are recorded at the lower of cost or fair value at the time of transfer to held for sale. Fair value is determined by firm purchase commitments or quoted prices and if cost exceeds fair value at the transfer date, the difference is taken as a charge against the allowance for loan losses. Loans held for sale continue to be carried at the lower of cost or fair value until sold, with any subsequent decline in fair value recorded as a valuation allowance for held for sale loans and then reflected in the gain or loss on sale when sold.

The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview of Results, Trends and Outlook

Net earnings for the year ended June 30, 2017 of $11.12 million increased $2.5 million, or 28.6%, from $8.65 million reported in fiscal 2016. Fiscal 2017 pre-tax income of $18.7 million was up 33.1%, benefitting from a $1.8 million increase in net interest income after provision for credit losses and a $2.6 million increase in non-interest income.

For the year ended June 30, 2017, total leases and loans booked of $231.2 million were 33.7% below fiscal 2016 bookings of $348.5 million. Commercial loans boarded of $123.5 million were down 48% from the $238.1 million boarded in fiscal 2016, and new lease bookings of $107.6 million decreased 2.5% from the $110.4 million booked in the prior fiscal year. The Company’s net investment in leases and loans of $496.8 million at June 30, 2017 decreased 23% from $641.4 million at June 30, 2016, which included a 24% decrease in commercial loans and a 19.7% decline in the investment in leases. See “Recent Events”.

New lease and loan transactions approved (“lease and loan originations”) of $213.7 million during fiscal 2017 were 42% below the level of the prior year. Fiscal 2017 loan originations of $116.9 million were down $102.6 million or 47% from $219.5 million in fiscal 2016. Lease originations during fiscal 2017 of $96.7 million were down 34% from $146.7 million the prior year. As a result, the estimated backlog of approved lease and loan commitments of $59.7 million at June 30, 2017 is down 33% from $89.4 million at June 30, 2016, with 95% of the backlog related to leases.

California First National Bancorp and Subsidiaries

Consolidated Statement of Earnings Analysis

Summary – For the fiscal year ended June 30, 2017, net earnings of $11.12 million increased by 29% or $2.5 million from $8.65 million for fiscal 2016. Diluted earnings per share increased 30.1% to $1.08 in fiscal 2017 from $0.83 fiscal 2016. Net interest income after provision for credit losses increased $1.8 million and non-interest income increased $2.6 million while non-interest expenses decreased 3.2%.

Net Interest Income – Net interest income is the difference between interest earned on the investment in leases, loans, securities and other interest earning assets and interest paid on deposits or other borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets and liabilities, the movement of interest rates, and funding and pricing strategies.

The following table presents the components of the increases (decreases) in net interest income by volume and rate:

	2017 compared to 2016			2016 compared to 2015
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Net investment in leases	$(3,193)	$970	$(2,223)	$(1,786)	$412	$(1,374)
Commercial loans	2,505	482	2,987	5,302	54	5,356
Investment securities	80	126	206	932	(380)	552
Interest-earning deposits with banks	111	466	577	44	118	162
Total interest income	(497)	2,044	1,547	4,492	204	4,696

Interest expense
Demand and savings deposits	112	202	314	27	84	111
Time deposits	418	252	670	1,427	582	2,009
Short-term borrowings	(39)	74	35	96	49	145
Total interest expense	491	528	1,019	1,550	715	2,265
Net interest income	$(988)	$1,516	$528	$2,972	$(511)	$2,431

Net interest income increased 2.5% to $22.0 million for the fiscal year ended June 30, 2017 compared to $21.5 million for fiscal 2016. Total interest income increased 5.6% to $29.2 million compared to $27.7 million in fiscal 2016. This increase was due to a $3.0 million, or 24.6%, increase in commercial loan income resulting from a 20.6% increase in average loan balances to $400.2 million from $331.8 million for fiscal 2016, and a 12 basis point increase in average yields earned to 3.78%. The increase in loan yields reflects some benefit from higher Libor rates, but was offset by narrower pricing spreads. Direct finance income declined 16.7% for the year to $11.1 million, reflecting a 24.0% decrease in average investment in leases to $204.8 million which offset a 47 basis point increase in average lease yield to 5.42%. The 2017 lease yield benefitted from the recognition of $1.4 million of finance income related to a transaction in process that was unwound in bankruptcy and from accelerated finance income from other early lease terminations. This boosted the yield by 70 basis points while fiscal 2016 benefitted from accelerated finance income for early terminations of 23 basis points. Without these benefits, the average lease yield for fiscal 2017 remained flat. Investment interest income in fiscal 2017 was up 35.1% to $3.0 million, reflecting a 41% increase in average cash balances to $110.7 million and 42 basis point improvement in average yield to 0.76% due to higher rates earned on Fed Funds. In addition, yields on investments increased 13 basis points on a 4% increase in average balances. Interest expense on deposits and borrowings increased 16.4% to $7.2 million, reflecting a 7.5% increase in average balances to $640.8 million and a 9 basis point increase in average cost to 1.13%. The rise in interest cost for fiscal 2017 includes a 6 basis point increase in average cost of deposits to 1.16% and a $54.2 million increase in average deposits, tempered by a $9.3 million decrease in average borrowings at an average rate of 0.61%.

The average yield on all interest-earning assets in fiscal 2017 of 3.60% was up by 1 basis point from the prior year while the average rate paid on all interest-bearing liabilities increased by 9 basis points. The small increase in average yield, despite the benefit of accelerated finance income discussed above, reflects the increase of lower yielding commercial loans to 49% of average interest earning assets from 43% in fiscal 2016. As a result, the net interest margin and spread for fiscal 2017 were down slightly from the prior year.

California First National Bancorp and Subsidiaries

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

The following table presents the Company’s average balance sheets, finance and loan income and interest earned or interest paid, the related yields and rates on major categories of the Company’s interest-earning assets and interest-bearing liabilities:

(dollars in thousands)	Year ended June 30, 2017			Year ended June 30, 2016			Year ended June 30, 2015
	Average		Yield/	Average		Yield/	Average		Yield/
Assets	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits with banks	$110,660	$846	0.76%	$78,251	$269	0.34%	$55,374	$107	0.19%
Investment securities	96,949	2,168	2.24%	93,170	1,961	2.10%	56,082	1,409	2.51%
Commercial loans	400,222	15,134	3.78%	331,818	12,148	3.66%	186,357	6,792	3.64%
Net investment in leases (1)	204,847	11,100	5.42%	269,419	13,323	4.95%	306,697	14,697	4.79%
Total interest-earning assets	812,678	29,248	3.60%	772,658	27,701	3.59%	604,510	23,005	3.81%
Other assets	40,204			40,402			45,625
	$852,882			$813,060			$650,135

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Demand and savings deposits	$91,374	756	0.83%	$72,829	441	0.61%	$67,338	330	0.49%
Time deposits	509,378	6,231	1.22%	473,751	5,562	1.17%	338,080	3,553	1.05%
FHLB borrowings	40,000	242	0.61%	49,254	207	0.42%	19,334	62	0.32%
Total interest bearing liabilities	640,752	7,229	1.13%	595,834	6,210	1.04%	424,752	3,945	0.93%
Non-interest bearing demand deposits	2,908			2,134			2,024
Other liabilities	16,880			26,743			37,278
Shareholders' equity	192,342			188,349			186,081
	$852,882			$813,060			$650,135

Net interest income		$22,019			$21,491			$19,060

Net interest spread (2)			2.47%			2.55%			2.88%
Net interest margin (3)			2.71%			2.78%			3.15%

Average interest earning assets over average interest bearing liabilities			126.8%			129.7%			142.3%

(1)	Average balance is based on month-end balances, includes non-accrual leases, and is presented net of unearned income.
(2)	Net interest spread is equal to the difference between the average yield on interest earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net finance and interest income as a percent of average interest earning assets.

Provision for Credit Losses – The Company recorded a provision for credit losses in fiscal 2017 of $250,000, compared to a provision of $1.48 million recorded in fiscal 2016 and a provision of $1.18 million in fiscal 2015. The provision in fiscal 2017 included a release of $650,000 of reserves during the fourth quarter following the 32% decline in the commercial loan portfolio between December 31, 2016 and June 30, 2017, and a $200,000 recovery recognized in the quarter. The provision in fiscal 2016 covered the $1.0 million write-down during the second quarter of a lease in bankruptcy as well as 66% growth in the loan portfolio. The fiscal 2015 provision related to the 88% growth in the commercial loan portfolio and some increased credit risk in the lease portfolio. At June 30, 2017, the allowance for credit losses of $7.15 million, 1.4% of total leases and loans, is considered to be appropriate for the credit profile of the consolidated portfolio.

California First National Bancorp and Subsidiaries

Total Non-interest Income – Total non-interest income for fiscal 2017 of $7.4 million was up 52.3% from $4.9 million in fiscal 2016. The increase reflects gains on the sale of leases and loans of $2.5 million in fiscal 2017 compared to $1.0 million in fiscal 2016. Income from leases reaching their end-of-term increased 24% to $4.6 million in fiscal 2017 from $3.7 million in fiscal 2016.

Total non-interest income for fiscal 2016 of $4.9 million was down 43.9% from $8.7 million in fiscal 2015. Non-interest income for the prior year included the pre-tax recovery of $2,743,920 from the settlement of claims filed in a TFT-LCD (thin-film transistor liquid display) products antitrust case. Excluding that income from the prior year, non-interest income for fiscal 2016 was still down by $1.08 million or 18% due to a $1.3 million decrease in gains from the sale of leases and $458,600 decline in securities gains, offset in part by a $706,000 increase in income from the release of property on leases reaching the end of term during the year.

Non-interest Expenses – The Company’s non-interest expenses decreased $350,000, or 3.2%, to $10.5 million recognized for the year ended June 30, 2017. This compared to non-interest expenses in fiscal 2016 of $10.8 million, which had decreased by $945,000, or 8.0%, from $11.8 million in fiscal 2015. The decrease in expenses in fiscal 2017 compared to fiscal 2016 was due primarily to the sale of the repossessed asset offset in part by higher compensation and benefits cost recognized.

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

Income Taxes – Income taxes were accrued at a tax rate of 40.6% for the fiscal year ended June 30, 2017, 38.5% for fiscal year ended June 30, 2016 and 38.9% for fiscal year ended June 30, 2015, representing the Company’s estimated effective tax rate for each respective year. The effective tax rate increased in fiscal 2017 compared to 2016 due to the increase in the effective federal tax rate and the estimated state tax rate resulting from apportionment changes. The effective tax rate decreased slightly in fiscal 2016 compared to 2015 due to the decrease in the effective state tax rate.

Financial Condition Analysis

Lease and Loan Portfolio

The following table summarizes the Company’s consolidated lease and loan portfolio by category:

	June 30,
	2017	2016	2015	2014	2013
	(in thousands)
Net investment in leases	$192,741	$239,964	$301,733	$329,935	$345,753
Commercial loans	306,826	401,629	238,978	123,238	66,541
Commercial real estate loans	4,387	6,679	7,531	7,920	9,411
Total leases and loans	503,954	648,272	548,242	461,093	421,705
Less allowance for credit losses	(7,147)	(6,862)	(6,456)	(5,288)	(5,136)
Net leases and loans	$496,807	$641,410	$541,786	$455,805	$416,569

Lease Portfolio

During the fiscal year ended June 30, 2017, 80% of the property value of new leases booked by the Company was held in its own portfolio, compared to 89% during fiscal 2016 and 88% during fiscal 2015. For the fiscal year ended June 30, 2017, the Company’s net investment in lease receivables decreased by $42.7 million and the investment in estimated residual values decreased by $4.2 million. The decrease in the investment in lease receivables reflects the low volume of new lease bookings that didn’t offset payments received and includes the sale or assignment of $43.1 million of lease receivables. The decrease in investment in residual values is due to a lower volume of new leases on which the Company records a residual compared to the volume of residual values recognized during the year.

The Company often makes payments to purchase leased property prior to the commencement of the lease. The disbursements for these lease transactions-in-process are made to facilitate the lessees’ property implementation schedule. The lessee generally is contractually obligated by the lease to make rental payments directly to the Company during the period that the transaction is in process, and obligated to reimburse the Company for all disbursements under certain circumstances. Income is not recognized while a transaction is in process and prior to the commencement of the lease. At June 30, 2017, the Company’s investment in property acquired for transactions-in-process was $17.1 million, down from $30.9 million at June 30, 2016, and $31.3 million at June 30, 2015.

California First National Bancorp and Subsidiaries

The Company leases capital assets to businesses and other commercial or non-profit organizations. All leases are secured by the underlying property being leased. The Company’s strategy is to develop lease portfolios with risk/reward profiles that meet its objectives and avoid risks that do not meet these requirements through the use of non-recourse financing. The strategy emphasizes diversification on both a geographic and customer level, and spreading the Company’s risk across a breadth of leases. The average size of lease transactions over the past three years has fluctuated from $751,000 to $1.1 million. During the year ended June 30, 2017, three commercial credits accounted for 12.8%, 9.9% and 9.3% of the property cost of leases booked during the fiscal year, respectively, with the five largest commercial accounts aggregating to 44% of leases booked. During the year ended June 30, 2016, two commercial credits accounted for 18.1% and 13.2% of the property cost of leases booked during the fiscal year, respectively, with the five largest commercial accounts aggregating to 47% of leases booked. During the year ended June 30, 2015, two commercial credits accounted for 14.1% and 12%, respectively, of the property cost of leases booked during the fiscal year, with the five largest commercial accounts aggregating to 41% of leases booked. At June 30, 2017, one customer accounted for 3.5% of the Company’s net investment in leases, compared to one customer accounting for 9.8% of the Company’s net investment in leases at June 30, 2016 and two customers accounting for 4.8 and 4.2% of the Company’s net investment at June 30, 2015.

Commercial Loan Portfolio

The Company’s commercial loan portfolio was $306.0 million at June 30, 2017, a 24.2% decrease from $403.7 million at June 30, 2016. The commercial loan portfolio is comprised primarily of participations in commercial loan syndications where the loans are secured by the borrowers’ and any subsidiary guarantors’ assets. Commercial loan participations represent 96.5% of the commercial loan portfolio with the remainder of the portfolio comprised of two commercial real estate loans and one unsecured loan originated directly. The loan portfolio at June 30, 2017 is distributed among 61 credits with an average balance of $5.1 million and the largest outstanding at $10.4 million. Syndicated loans the Company characterizes as higher risk leveraged loans account for approximately 14.8% of the commercial loan portfolio.

The estimated repayment of principal on the commercial loan portfolio as of June 30, 2017 is as follows:

		Principal Balance Due in
	Principal	One Year	One to	Due After
Loan Type	Balance	Or less	Five Years	Five Years
	(in thousands)
Commercial term loans	$304,045	$7,583	$238,646	$57,816
Commercial real estate loans	4,387	247	1,406	2,734
Revolving lines of credit	3,248	-	3,248	-
Principal balance outstanding	$311,680	$7,830	$243,300	$60,550
Loans with predetermined interest rates				$10,787
Loans with floating or adjustable interest rates				$300,893

The lease and loan portfolio is diversified geographically with the investment spread across all fifty states. The following table shows the geographic distribution of the Company’s net investment in leases and loans (before valuation allowances and initial direct costs) at June 30, 2017 and 2016.

(dollars in thousands)	Net Investment in Leases & Loans
	June 30, 2017		June 30, 2016
State	Balance	Percent	Balance	Percent
California	$57,702	11.5%	$77,868	12.0%
Texas	51,451	10.3%	61,040	9.4%
Ohio	26,946	5.4%	30,853	4.8%
Colorado	26,892	5.4%	37,012	5.7%

Georgia, Virginia, Tennessee, North Carolina, Florida	107,077	21.3%	132,488	20.5%
New York, Massachusetts, Connecticut	53,831	10.7%	68,940	10.7%
Indiana, Wisconsin, Michigan, Minnesota, Illinois, Missouri	61,261	12.2%	72,945	11.3%
Utah, Idaho, Washington, Nebraska	40,849	8.1%	63,302	9.8%
Pennsylvania, New Jersey, Maryland	38,484	7.7%	65,168	10.1%

All other states (no state greater than 1.0%)	37,041	7.4%	36,772	5.7%
	$501,534	100.0%	$646,389	100.0%

California First National Bancorp and Subsidiaries

The lease and loan portfolio is also distributed across a wide spectrum of industry groups as shown below:

(dollars in thousands)	Net Investment in Leases & Loans
	June 30, 2017		June 30, 2016
Industry	Balance	Percent	Balance	Percent
Scientific, professional, other business services	$68,610	13.7%	$58,038	9.0%
Manufacturing - industrial	66,442	13.2%	82,363	12.7%
Retail Trade	56,437	11.3%	58,350	9.0%
Healthcare and social services	54,237	10.8%	67,544	10.4%
Manufacturing - chemicals and materials	45,524	9.1%	63,940	9.9%
Wholesale distribution	40,873	8.1%	57,710	8.9%
Educational services	34,658	6.9%	40,115	6.2%
Arts, entertainment and recreation	34,209	6.8%	64,634	10.0%
Agriculture and food products	28,196	5.6%	34,851	5.4%
Commercial airlines and aviation services	19,357	3.9%	22,705	3.5%
Manufacturing - automotive, truck, aerospace	12,031	2.4%	22,581	3.5%
Mining and oil & gas services	9,953	2.0%	18,264	2.8%
Transportation	9,125	1.8%	17,432	2.7%
Financial services	7,622	1.5%	8,931	1.4%
Public administration	6,218	1.2%	8,556	1.3%
Utilities	4,957	1.0%	14,658	2.3%
Building and construction	3,086	0.6%	5,718	0.9%
	$501,534	100%	$646,389	100%

Most of the industry groups identified above include customers captured by different industry codes and may not be directly comparable or considered a concentration. However, at June 30, 2017, approximately 6.1% of the portfolio is with public and private colleges and universities, up from to 5.3% at June 30, 2016, and approximately 4.8% of the portfolio consists of hospitals and medical centers, down from 5.2% at June 30, 2016. The universities and colleges are located throughout the United States and spread over 168 leases with 68 different institutions and no university representing more than 1% of the portfolio. The hospital portfolio involves 15 different credits and includes 24 lease schedules and 1 loan.

Securities Available-for-Sale

The Company maintains a portfolio of securities to generate interest and investment income from the investment of excess funds and to provide liquidity. Total securities available-for-sale of $95.5 million as of June 30, 2017 compared to $95.8 million at June 30, 2016. The carrying cost and fair value of the Company’s securities portfolio at June 30, 2017 and 2016 is as follows:

	As of June 30, 2017		As of June 30, 2016
(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale
U.S. Treasury notes	$47,426	$47,721	$47,355	$48,774
Corporate debt securities	13,140	13,171	13,291	13,385
Agency MBS	25,803	25,577	31,782	32,223
Equity securities	7,934	7,709	-	-
Mutual fund investments	1,215	1,331	1,215	1,462
Total securities available-for-sale	$95,518	$95,509	$93,643	$95,844

During the fiscal year ended June 30, 2017, the Company’s portfolio of securities available-for-sale decreased $335,000 to $95.5 million. The decrease during the year included the acquisition of $7.9 million in equity securities that was offset by pay downs, net of accretion, of $6.1 million and a $2.2 million decrease in the fair value of securities. The rise in interest rates since June 2016 swung an unrecognized net gain of $2.2 million at June 30, 2016 to an unrealized net loss of $9,000 at June 30, 2017.

During the twelve months ended June 30, 2016, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. The net gain is recognized using the specific identification method and is included in non-interest income.

California First National Bancorp and Subsidiaries

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The weighted-average maturity of debt securities at June 30, 2017 was 4.2 years and the corresponding weighted-average yield was 2.06 percent.

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

The following table summarizes the Company’s non-performing leases and loans.

	June 30,
Non-performing Leases and Loans	2017	2016	2015	2014	2013
	(dollars in thousands)
Non-accrual leases and loans	$3	$12	$41	$47	$1,614
Restructured leases	-	-	-	-	-
Leases past due 90 days (other than above)	-	-	-	-	-
Total non-performing leases and loans	$3	$12	$41	$47	$1,614
Repossessed equipment	-	1,300	-	-	-
Total non-performing assets	$-	$1,312	$41	$47	$1,614

Non-performing leases as % of net investment in leases and loans before allowances	0.00%	0.00%	0.01%	0.01%	0.38%
Non-performing assets as % of total assets	0.00%	0.15%	0.01%	0.01%	0.29%

Non-performing assets consists of non-performing leases as well as any repossessed assets. In the third quarter of fiscal 2016, the Company transferred $1.7 million of property related to a lease rejected in bankruptcy to repossessed equipment. The repossessed asset had carrying value of $1.3 million at June 30, 2016 and was subsequently sold in May 2017 for $121,000 in excess of the carrying value. The decline in non-accrual leases at June 30, 2017 is due to payments received or write-offs taken with no new leases added. No direct finance income would have been recorded had non-accrual leases at each respective fiscal year end been current in accordance with their original terms during fiscal 2017, 2016 and 2015. There was no direct finance income actually recorded on non-performing leases during fiscal 2017, 2016 and 2015.

In addition to the non-performing leases identified above, there was $7.4 million of investment in leases at June 30, 2017 classified as substandard or with credits that currently are experiencing financial difficulties or that management believes may experience financial difficulties in the future. This amount compared to $4.0 million at June 30, 2016. Although these credits have been identified as potential problems, they may never become non-performing. These potential problem leases are considered in the determination of the allowance for credit losses.

California First National Bancorp and Subsidiaries

Allowance for Credit Losses

The allowance for credit losses and the residual valuation allowance provide coverage for probable and estimable losses in the Company’s lease and loan portfolios. The allowance recorded is based on a quarterly review of all leases and loans outstanding, loan commitments and transactions-in-process to determine that it is adequate to cover these inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem credits, recent loss experience and other factors, including regulatory guidance and economic conditions. The Company utilizes similar processes to estimate its liability for unfunded loan commitments, which is included in other liabilities in the Consolidated Balance Sheets. Both the allowance for credit losses and the liability for unfunded loan commitments are included in the Company’s analysis of credit losses. Lease receivables, loans or residuals are charged off when they are deemed completely uncollectible. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease and loan portfolio. The following table summarizes the activity in the allowance for loan and lease losses for the five years ended June 30, 2017.

	Years Ended June 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Property acquired for transactions-in-process before allowance	$17,101	$30,932	$31,340	$40,578	$11,938
Net investment in leases before allowance	192,741	239,964	301,733	329,935	345,753
Commercial loans, before allowance	311,213	408,308	246,509	131,158	75,952
Leases and loans, before allowances	$521,055	$679,204	$579,582	$501,671	$433,643
Average leases and loans	$605,069	$601,237	$493,054	$422,788	$382,343

Allowance for credit losses at beginning of year	$6,862	$6,456	$5,299	$5,147	$5,216
Charge-off of lease receivables, loans and transactions-in-process	(168)	(1,120)	(19)	(62)	(350)
Recovery of lease amounts previously written off	203	51	1	14	6
Provision for credit losses	250	1,475	1,175	200	275
Allowance for credit losses at end of year (“Allowance”)	$7,147	$6,862	$6,456	$5,299	$5,147
Components of allowance for credit losses:
Allowance for lease losses	$1,943	$2,290	$3,409	$3,327	$3,175
Allowance for loan losses	5,204	4,572	3,047	1,972	1,972
	$7,147	$6,862	$6,456	$5,299	$5,147
Allowance as percent of leases and loans before allowances	1.42%	1.06%	1.18%	1.15%	1.22%
Net (charge-offs) recoveries as percent of average leases and loans	0.0%	(0.2)%	(0.00)%	(0.01)%	(0.09)%

The allowance for credit losses increased to $7.15 million (1.42% of net investment in leases and loans) at June 30, 2017 from $6.86 million (1.06% of net investment in leases and loans) at June 30, 2016. The allowance at June 30, 2017 consisted of $373,300 allocated to specific accounts that were identified as problems and $6.8 million that was available to cover losses inherent in the portfolio. This compared to $48,000 allocated to specific accounts at June 30, 2016 and $6.8 million that was available to cover losses inherent in the portfolio at such date. The increase in the specific allowance at June 30, 2017 primarily relates to new specific problems identified. Based on the above factors, the Company considers the allowance for credit losses of $7.15 million at June 30, 2017 adequate to cover losses specifically identified as well as inherent in the lease and loan portfolios. However, no assurance can be given that the Company will not, in any particular period, sustain lease and loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the lease portfolio, in light of factors then prevailing, including economic conditions and the on-going credit review process, will not require significant increases in the allowance for credit losses. Among other factors, a renewed economic slowdown may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss even further. As the Company has retained a significantly greater percentage of leases and loans in its own portfolio, this creates increased exposure to delinquencies, repossessions, foreclosures and losses than the Company has historically experienced.

Based on management’s evaluation of the lease and loan portfolio at each period end, management has allocated the allowance for loan and lease losses for the past five years as shown in the table below:

	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
	Allowance	Leases	Allowance	Leases	Allowance	Leases	Allowance	Leases	Allowance	Leases
	Amount	and	Amount	and	Amount	and	Amount	and	Amount	and
	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
	(dollars in thousands)
Net Investment in Leases	1,943	27.1%	$2,290	37.0%	$3,409	55.0%	$3,327	71.6%	$3,175	82.0%
Commercial Loans	5,143	72.0%	4,511	62.0%	2,936	43.6%	1,761	26.7%	1,561	15.8%
Commercial Real Estate Loans	61	0.9%	61	1.0%	111	1.4%	211	1.7%	411	2.2%
	7,147	100.0%	$6,862	100.0%	$6,456	100.0%	$5,299	100.0%	$5,147	100.0%

While the allowance is allocated by category above, the allowance is general in nature and is available for the portfolio in its entirety.

California First National Bancorp and Subsidiaries

Liquidity and Capital Resources

The Company funds its operating activities through internally generated funds, bank deposits, borrowings and non-recourse debt. At June 30, 2017 and 2016, the Company’s cash and cash equivalents were $96.1 million and $105.1 million, respectively.

Deposits at CalFirst Bank totaled $468.6 million at June 30, 2017, down 26.0% from $633.1 million at June 30, 2016 and 0.7% below $471.9 million at June 30, 2015. Since March 2017, the Bank has worked to manage the reduction in the loan portfolio to a comparable decline in deposits. The Bank historically offered interest rates on deposit accounts that were higher than the national average, but since March 2017 the Bank’s rates have been targeted at the bottom of the market. Average rates paid by the Bank on deposits in fiscal 2017 still increased due to activity during the first seven months of the year and to a deposit mix concentrated in one-year CDs that have not matured or repriced yet. For fiscal 2016 and 2015, average rates increased due to market conditions and the Bank’s need to increase deposits to fund the growth in its loan portfolio at that time. The following table presents average balances and average rates paid on deposits for years ended June 30, 2017, 2016 and 2015:

	Years ended June 30,
	2017			2016			2015
	(dollars in thousands)
			Average			Average			Average
	Ending	Average	Rate	Ending	Average	Rate	Ending	Average	Rate
	Balance	Balance	Paid	Balance	Balance	Paid	Balance	Balance	Paid
Non-interest bearing demand deposits	$4,855	$2,908	n/a	$2,181	$2,134	n/a	$2,193	$2,024	n/a
Interest-bearing demand deposits	1,356	1,206	0.20%	1,298	2,125	0.20%	2,715	2,023	0.20%
Savings deposits	84,656	90,168	0.84%	78,510	70,704	0.62%	65,539	65,315	0.50%
Time deposits less than $100,000	74,947	94,717	1.21%	98,604	83,191	1.17%	69,226	60,176	1.05%
Time deposits, $100,000 or more	$302,820	$414,661	1.23%	$452,554	390,560	1.17%	$332,233	$277,904	1.05%

The following table shows the maturities of certificates of deposits at the dates indicated:

	June 30, 2017
	$250,000	More than
	Or less	$250,000
	(in thousands)
Under 3 months	$68,875	$23,550
3 – 6 months	65,038	21,535
7 – 12 months	108,686	40,645
13 – 24 months	33,555	9,686
25 – 36 months	5,156	1,041
	$281,310	$96,457

The Bank has a borrowing agreement with the Federal Home Loan Bank of San Francisco (“FHLB”) and as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. The Bank has short-term borrowings outstanding of $40.0 million at June 30, 2017 at an average rate of 1.12%, and $40.0 million outstanding at an average rate of 0.42% at June 30, 2016. Under terms of the blanket collateral agreement, advances from the FHLB are collateralized by qualifying securities and real estate loans, with $31.1 million available under the agreement as of June 30, 2017. The Bank also has the authority to borrow from the Federal Reserve Bank (“FRB”) discount window amounts secured by certain lease receivables with unused borrowing availability at June 30, 2017 of approximately $73.3 million.

An additional source of liquidity for financing and managing the lease portfolio comes from selling, participating or assigning certain lease term payments to banks or other financial institutions. If the transaction is characterized as a sale of the financial asset or meets the parameters of a participating interest, the lease is removed from the balance sheet and a resulting gain or loss recognized. If the Company retains a controlling interest in the lease, the assignment is considered a secured borrowing with the associated financing characterized as non-recourse debt. The assigned lease payments are discounted at fixed rates such that the lease payments are sufficient to fully amortize the aggregate outstanding debt. During fiscal 2017, the Company sold or assigned net lease receivables aggregating to $40.8 million, all of which were characterized as sales by the Bank. This compared to leases sold or assigned of $26.8 million and $73.8 million for fiscal 2016 and 2015, respectively. At June 30, 2017, the Company had outstanding non-recourse debt aggregating $279,000 relating to property under leases assigned to unaffiliated parties. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

California First National Bancorp and Subsidiaries

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of June 30, 2017 and June 30, 2016 and reflects the transition to the Basel III capital standard from previous regulatory capital adequacy guidelines under the Basel I framework. The Basel III capital standard phases in through 2019 and revises the definition of capital, increases minimum capital ratios, introduces regulatory capital buffers above those minimums, introduces a common equity Tier 1 capital ratio and revises the rules for calculating risk-weighted assets. Under Basel III, the Bank made a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by the FRB and OCC.

	June 30,
	2017		2016
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$196,140	33.09%	$189,677	25.12%
Tier 1 risk-based capital	$196,140	33.09%	$189,677	25.12%
Total risk-based capital	$203,338	34.30%	$196,589	26.04%
Tier 1 leverage capital	$196,140	26.01%	$189,677	21.67%

California First National Bank
Common equity Tier 1 capital	$126,424	22.22%	$116,379	15.88%
Tier 1 risk-based capital	$126,424	22.22%	$116,379	15.88%
Total risk-based capital	$133,419	23.45%	$123,091	16.79%
Tier 1 leverage capital	$126,424	17.23%	$116,379	13.94%

Contractual Obligations and Commitments

The following table summarizes various contractual obligations at June 30, 2017. Commitments to purchase property for unfunded leases are binding but generally have fixed expiration dates and other termination clauses. Commercial loan commitments are agreements to purchase a participation or lend to a customer provided there is no violation of any condition in the contract.   Since the Company expects some of the commitments to expire without being funded, the total commitment amounts do not necessarily represent the Company’s future liquidity requirements.

	Due by Period
		Less Than		After
Contractual Obligations	Total	1 Year	1-5 Years	5 Years
	(in thousands)
Lease property purchases (1)	$38,637	$38,637	$-	$-
Commercial loan and lease purchase commitments	3,181	3,181	-	-
FHLB Borrowings	40,000	40,000	-	-
Operating lease rental payments	841	720	121	-
Total contractual commitments	$82,659	$82,538	$121	$-

________________

(1)	Disbursements to purchase property on approved lease or loan commitments are estimated to be completed within one year, but it is likely that some portion could be deferred or never funded.

The need for cash for operating activities will fluctuate as the Company expands or contracts. The Company believes that existing cash balances, cash flow from operations, cash flows from its financing and investing activities, and sales or assignments of lease receivables will be sufficient to meet its foreseeable financing needs.

Inflation has not had a significant impact upon the operations of the Company.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements for disclosure of recent accounting pronouncements.

California First National Bancorp and Subsidiaries

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from changes in market indices such as interest rates and equity prices. The Company’s principal market risk exposure is interest rate risk, which is the exposure due to differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. Market risk also arises from the impact that fluctuations in interest rates may have on security prices that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. As the banking operations of the Company grew to represent a greater portion of the Company’s assets and liabilities, the Company is subject to increased market risk. The Bank has an Asset/Liability Management Committee and policies established to manage its interest rate and market risk.

At June 30, 2017, the Company had $105.1 million of cash or invested in securities of very short duration. The Company’s gross investment in lease payments receivable and loan principal of $518.4 million consists of leases with fixed rates and loans with fixed and variable rates, however, $392.2 million of such investment is due or will reprice within one year of June 30, 2017. This compares to the Company’s interest bearing deposit and borrowing liabilities of $503.8 million, of which 90.2%, or $454.3 million, mature within one year. Non-recourse debt does not represent an interest rate risk to the Company because it is fully amortized through direct payments from lessees to the purchaser of the lease receivable. Based on the foregoing, at June 30, 2017 the Company had assets of $505.4 million subject to changes in interest rates over the next twelve months, compared to repricing liabilities of $454.3 million.

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

Consolidated Interest Rate Sensitivity

			Over 1
	3 Months	Over 3 to	Through	Over	Non-rate
(in thousands)	or Less	12 Months	5 years	5 years	Sensitive	Total
Rate Sensitive Assets (RSA):
Cash due from banks	$96,055	$-	$-	$-	$-	$96,055
Investment securities	9,040	8,139	52,754	29,857	-	99,790
Net investment in leases	24,934	63,290	116,544	1,974	(15,944)	190,798
Commercial loans	301,249	2,691	4,705	3,035	(5,671)	306,009
Non-interest earning assets	-	-	-	-	22,933	22,933
Totals	431,278	74,120	174,003	34,866	1,318	$715,585
Cumulative total for RSA	$431,278	$505,398	$679,401	$714,267

Rate Sensitive Liabilities (RSL):
Demand and savings deposits	$86,012	$-	$-	$-	$4,855	$90,867
Time deposits	92,426	235,903	49,438	-	-	377,767
Borrowings	40,000	-	-	-	-	40,000
Non-interest bearing liabilities	-	-	-	-	10,817	10,817
Stockholders' equity	-	-	-	-	196,134	196,134
Totals	$218,438	$235,903	$49,438	$-	$211,806	$715,585
Cumulative total for RSL	$218,438	$454,341	$503,779	$503,779

Interest rate sensitivity gap	$212,840	$(161,783)	$124,565	$34,866
Cumulative GAP	$212,840	$51,057	$175,622	$210,488

RSA divided by RSL (cumulative)	197.44%	111.24%	134.86%	141.78%
Cumulative GAP / total assets	29.74%	7.14%	24.54%	29.41%

California First National Bancorp and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information are included herein at the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of California First National Bancorp

We have audited the accompanying consolidated balance sheets of California First National Bancorp and Subsidiaries as of June 30, 2017 and 2016 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California First National Bancorp and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

September 27, 2017

California First National Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,
ASSETS	2017	2016

Cash and due from banks	$96,055	$105,094
Securities available-for-sale	95,509	95,844
Investments	4,281	3,957
Receivables	840	1,333
Property acquired for transactions-in-process	17,101	30,932
Leases and loans:
Net investment in leases	192,741	239,964
Commercial loans	311,213	408,308
Allowance for credit losses	(7,147)	(6,862)
Net investment in leases and loans	496,807	641,410

Property on operating leases, less accumulated deprecation of $871 (2017) and $378 (2016)	2,319	2,928
Income tax receivable	1,088	121
Other assets	1,306	2,108
Discounted lease rentals assigned to lenders	279	4,449
Total Assets	$715,585	$888,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand and savings deposits	$90,867	$81,989
Time certificates of deposit	377,767	551,158
Short-term borrowings	40,000	40,000
Accounts payable	1,087	1,697
Accrued liabilities	2,536	3,622
Lease deposits	1,346	1,565
Non-recourse debt	279	4,449
Deferred income taxes, net	5,569	12,674
Total Liabilities	519,451	697,154

Commitments and contingencies

Stockholders' equity:
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock; $.01 par value; 20,000,000 shares authorized; 10,283,807 (2017) and 10,279,807 (2016) issued and outstanding	103	103
Additional paid in capital	2,309	2,240
Retained earnings	193,728	187,334
Accumulated other comprehensive income, net of tax	(6)	1,345
Total Stockholders’ Equity	196,134	191,022
Total Liabilities and Stockholders’ Equity	$715,585	$888,176

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Years ended June 30,
	2017	2016	2015

Finance and loan income	$26,234	$25,471	$21,489
Investment interest income	3,014	2,230	1,516
Total interest income	29,248	27,701	23,005

Interest expense
Deposits	6,987	6,003	3,883
Borrowings	242	207	62
Net interest income	22,019	21,491	19,060

Provision for credit losses	250	1,475	1,175

Net interest income after provision for credit losses	21,769	20,016	17,885

Non-interest income
Operating and sales-type lease income	2,716	1,146	305
Gain on sale of leases, loans and leased property	4,336	3,497	4,791
Realized gain on sale of investment securities	-	23	481
Recovery realized on TFT-LCD settlement	-	-	2,744
Other fee income	387	220	388
Total non-interest income	7,439	4,886	8,709

Non-interest expenses
Compensation and employee benefits	7,485	7,254	8,582
Occupancy	695	685	634
Professional and IT services	1,060	1,117	971
FDIC and regulatory fees	507	534	401
Repossessed assets	(121)	397	-
Other general and administrative	858	847	1,191
Total non-interest expenses	10,484	10,834	11,779

Earnings before income taxes	18,724	14,068	14,815

Income taxes	7,601	5,420	5,760

Net earnings	$11,123	$8,648	$9,055

Basic earnings per common share	$1.08	$0.83	$0.87

Diluted earnings per common share	$1.08	$0.83	$0.87

Dividends declared per common share outstanding	$0.46	$0.44	$0.42

Average common shares outstanding – basic	10,279,818	10,399,393	10,459,924

Average common shares outstanding – diluted	10,279,785	10,399,393	10,459,924

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended June 30,
	2017	2016	2015

Net earnings	$11,123	$8,648	$9,055

Other comprehensive income/(loss):

Unrealized (loss)/gain on securities available-for-sale	(2,274)	1,845	166

Other-than-temporary impairment loss on securities available-for-sale	-	-	91

Reclassification adjustment of realized gain included in net income on securities available-for-sale	-	(23)	(572)

Tax effect	923	(708)	122

Total other comprehensive (loss)/income	(1,351)	1,114	(193)

Total comprehensive income	$9,772	$9,762	$8,862

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share amounts)

			Additional		Accumulated
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, June 30, 2014	10,459,924	105	3,372	179,844	424	183,745

Net earnings	-	-	-	9,055	-	9,055
Other comprehensive loss	-	-	-	-	(193)	(193)

Stock based compensation expense	-	-	4	-	-	4

Dividends paid	-	-	-	(4,393)	-	(4,393)

Balance, June 30, 2015	10,459,924	105	$3,376	184,506	231	188,218

Net earnings	-	-	-	8,648	-	8,648
Other comprehensive income	-	-	-	-	1,114	1,114

Stock based compensation expense	-	-	5	-	-	5

Stock repurchased	(180,117)	(2)	(1,141)	(1,217)	-	(2,360)

Dividends paid	-	-	-	(4,603)	-	(4,603)

Balance, June 30, 2016	10,279,807	103	2,240	187,334	1,345	$191,022

Net earnings	-	-	-	11,123	-	11,123
Other comprehensive loss	-	-	-	-	(1,351)	(1,351)

Shares issued – stock options exercised	4,000	-	64	-	-	64

Stock based compensation expense	-	-	5	-	-	5

Dividends paid	-	-	-	(4,729)	-	(4,729)

Balance, June 30, 2017	10,283,807	$103	$2,309	$193,728	$(6)	$196,134

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$11,123	$8,648	$9,055
Adjustments to reconcile net earnings to cash flows provided by (used for) operating activities:
Provision for credit losses	250	1,475	1,175
Depreciation and net accretion	(177)	(129)	(496)
Gain on sale of loans held for sale	(189)	-	-
Proceeds from sales of loans held for sale	44,135	-	-
Repossessed assets	(121)	397	-
Gain on sale of leased property and sales-type lease income	(2,784)	(1,834)	(2,033)
Net gain recognized on investment securities	-	(23)	(481)
Deferred income taxes, including income taxes payable	(6,246)	17	(3,240)
(Increase) decrease in income taxes receivable	(967)	110	1,427
Net (decrease) increase in accounts payable and accrued liabilities	(1,086)	1,344	(275)
Other, net	390	(320)	37
Net cash provided by operating activities	44,328	9,685	5,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in leases, loans and transactions in process	(220,077)	(349,231)	(381,763)
Payments received on lease receivables and loans	286,238	214,331	224,830
Proceeds from sales of leased property and sales-type leases	8,149	5,395	4,457
Proceeds from sales and assignments of leases	43,136	27,817	75,926
Purchase of investment securities	(8,261)	(22,798)	(68,294)
Pay down on investment securities	5,817	4,414	12,067
Proceeds from sale of investment securities	-	4,769	994
Proceeds from sale of repossessed assets	1,425	-	-
Net increase in other assets	(616)	(1,806)	(113)
Net cash provided by (used for) investing activities	115,811	(117,109)	(131,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time certificates of deposit	(173,391)	149,699	111,232
Net increase in demand and savings deposits	8,878	11,542	4,864
Net (decrease) increase in short-term borrowings	-	(2,000)	35,142
Payments to repurchase common stock	-	(2,360)	-
Dividends to stockholders	(4,729)	(4,603)	(4,393)
Proceeds from exercise of stock options	64	-	-
Net cash (used for) provided by financing activities	(169,178)	152,278	146,845

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,039)	44,854	20,118
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,094	60,240	40,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,055	$105,094	$60,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Decrease) increase in lease rentals assigned to lenders and related non-recourse debt	$(4,170)	$(5,744)	$1,553
Estimated residual values recorded on leases	$(652)	$(579)	$(2,565)
Lease transferred to repossessed assets	$-	$1,500	$-
Interest paid on deposits and borrowed funds	$7,338	$6,124	$3,875
Income taxes paid	$14,814	$5,293	$7,573
Transfers from loans held for investment to loans held for sale	$44,140	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

California First National Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

California First National Bancorp, a California corporation (the “Company”) is a bank holding company with two subsidiaries, California First National Bank (“CalFirst Bank” or the “Bank”) and California First Leasing Corp. (“CalFirst Leasing”). The primary business of the Company is secured financing provided through leasing and financing capital assets, commercial loans acquired through participation in the syndicated commercial loan market, by providing non-recourse loans to third parties secured by leases and equipment, and direct commercial loans. The Company’s business has migrated from predominately leasing to over 50% commercial loans, with a lease and loan portfolio diversified geographically and across industries. CalFirst Bank is an Internet bank that gathers deposits from a centralized location primarily through posting rates on the Internet with all banking and other operations conducted from one central location.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, cash in demand deposit accounts, and money market accounts, all of which have initial maturities of less than ninety days. The Company had cash in interest-bearing accounts of $95.4 million and $102.0 at June 30, 2017 and 2016, respectively, of which $72.8 million and $92.0 million, respectively, represented assets of the Bank. At June 30, 2017, CalFirst Leasing and California First National Bancorp had $23.3 million held in money market accounts not subject to FDIC insurance.

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

Loans held for sale are carried at the lower of cost or fair value as determined by quoted prices, and are reported as level 2 inputs. Any amount by which cost exceeds fair value is initially recorded as a valuation allowance when transferred to held for sale and subsequently reflected in the gain or loss when sold.

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

The following table reconciles the components of the basic net income per share calculation to diluted net income per share:

	Years ended June 30,
	2017	2016	2015
	(in thousands, except share and per amounts)
Net earnings	$11,123	$8,648	$9,055
Weighted average number of common shares outstanding assuming no exercise of outstanding options	10,279,818	10,399,393	10,459,924
Dilutive stock options using the treasury stock method	(33)	-	-
Dilutive common shares outstanding	10,279,785	10,399,393	10,459,924
Basic earnings per common share	$1.08	$0.83	$0.87
Diluted earnings per common share	$1.08	$0.83	$0.87

The Company had 6,000 antidilutive stock options in its calculation of diluted earnings per share for the year ended June 30, 2017, and 10,000 antidilutive stock options in fiscal 2016 and 2015.

California First National Bancorp and Subsidiaries

Recent Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, “Receivable – Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.” This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact of ASU 2017-08 on its financial statements and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to evaluate the extent of the potential impact of ASU 2016-13 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 will require that all leases be recognized on the balance sheet as lease assets and lease liabilities and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to evaluate the extent of the potential impact of ASU 2016-02 on its financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

Reclassifications

Certain reclassifications have been made to the fiscal 2016 and 2015 financial statements to conform to the presentation of the fiscal 2017 financial statements.

Note 2 – Investments

Investments are carried at cost and consist of the following:

	June 30, 2017		June 30, 2016
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	(in thousands)
Federal Reserve Bank Stock	$1,955	$1,955	$1,955	$1,955
Federal Home Loan Bank Stock	2,213	2,213	1,886	1,886
Mortgage-backed investment	113	126	116	131
	$4,281	$4,294	$3,957	$3,972

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

Note 3 - Securities Available for Sale:

Securities available-for-sale includes U.S. Treasury securities, corporate bonds, U.S. government agency (“Agency”) mortgaged-backed securities (“MBS”), mutual fund and equity investments. The amortized cost, fair value, and carrying value of available-for-sale-securities were as follows:

	at June 30, 2017
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury Notes	$47,426	$295	$-	$47,721
Corporate debt securities	13,140	31	-	13,171
Agency MBS	25,803	22	(248)	25,577
Equity securities	7,934	111	(336)	7,709
Mutual fund investment	1,215	116	-	1,331
Total securities available-for-sale	$95,518	$575	$(584)	$95,509

	at June 30, 2016
(in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$47,355	$1,419	$-	$48,774
Corporate debt securities	13,291	97	(3)	13,385
Agency MBS	31,782	441	-	32,223
Mutual fund investments	1,215	247	-	1,462
Total securities available-for-sale	$93,643	$2,204	$(3)	$95,844

The following table presents the fair value and associated gross unrealized loss on available-for-sale securities with a gross unrealized loss at June 30, 2017 and 2016.

	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value
	(in thousands)
At June 30, 2017
Agency MBS	$(248)	$22,349	$-	$-	$(248)	$22,349
Equity securities	(336)	5,655	-	-	(336)	5,655
Total	$(584)	$28,004	$-	$-	$(584)	$28,004

At June 30, 2016
Corporate debt securities	$(3)	$3,266	$-	$-	$(3)	$3,266
Total	$(3)	$3,266	$-	$-	$(3)	$3,266

California First National Bancorp and Subsidiaries

The Company conducts a regular assessment of its investment portfolios to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any recovery. The $584,000 unrealized loss at June 30, 2017 relates to fluctuations in interest rates and financial markets and not credit quality. Because the Company has the intent to hold these securities and more likely than not will not need to sell them before recovery, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2017.

The $3,000 unrealized loss at June 30, 2016 related to fluctuations in interest rates and financial markets and not credit quality. Because the Company had the intent to hold this security and more likely than not would not need to sell it, the Company did not consider this investment to be other-than-temporarily impaired at June 30, 2016.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in three months or less	$-	$-
Due after three months to one year	8,132	8,139
Due after one year to five years	52,434	52,753
Due after five years	25,803	25,577
No stated maturity	9,149	9,040
Total securities available-for-sale	$95,518	$95,509

The following table presents the Company’s gross realized gains on available-for-sale securities. These gains and losses were recognized using the specific identification method and were included in non-interest income.

(in thousands)	Available-for-sale
	For the years ended June 30,
	2017	2016	2015
Gross realized gains	$-	$23	$572
Other than temporary impairment	-	-	(91)
Total	$-	$23	$481

During the twelve months ended June 30, 2016, the Company realized a gain of $23,000 from an early call of a corporate debt security for proceeds of $4.8 million. During the twelve months ended June 30, 2015, the Company realized a gain of $572,000 from the sale of equity investments for proceeds of $994,000. In September 2014, the Company recorded a pre-tax impairment charge of $91,000 related to the mutual fund investment. The mutual fund lowered its dividend by 11% and traded below its recorded cost for over twelve months.

At June 30, 2017 and 2016, U.S. Treasury notes and Agency MBS with an amortized cost of $73.2 million and $79.1 million respectively, are pledged to secure borrowings from the FHLB (see Note 9).

Note 4 - Receivables:

The Company's receivables consist of the following:

	June 30,
	2017	2016
	(in thousands)
Other lessee receivables	$130	$214
Accrued interest and dividends	710	1,119
Total receivables	$840	$1,333

California First National Bancorp and Subsidiaries

Note 5 – Net Investment in Leases:

The Company's net investment in leases consists of the following:

	June 30,
	2017	2016
	(in thousands)
Minimum lease payments receivable	$200,516	$248,527
Estimated residual value	6,226	10,871
Less unearned income	(14,001)	(19,434)
Net investment in leases before allowances	192,741	239,964
Less allowance for lease losses	(1,881)	(2,228)
Less valuation allowance for estimated residual value	(62)	(62)
Net investment in leases	$190,798	$237,674

The minimum lease payments receivable and estimated residual value are discounted using the internal rate of return method related to each specific lease. Unearned income and discounts include the offset of initial direct costs of $2.5 million and $2.6 million at June 30, 2017 and 2016, respectively.

At June 30, 2017, a summary of the installments due on minimum lease payments receivable, and the expected maturity of the Company's estimated residual value are as follows:

	Lease	Estimated
Years ending June 30,	Receivable	Residual Value	Total
	(in thousands)
2018	$85,352	$2,872	$88,224
2019	61,458	1,730	63,188
2020	32,906	648	33,554
2021	13,293	263	13,556
2022	5,610	636	6,246
Thereafter	1,897	77	1,974
	200,516	6,226	206,742
Less unearned income	(13,407)	(594)	(14,001)
Less allowances	(1,881)	(62)	(1,943)
	$185,228	$5,570	$190,798

Non-recourse debt, which relates to the discounting of lease receivables, bears interest at rates of 3.0%. Maturities of such obligations at June 30, 2017 are as follows:

Non-recourse
Years ending June 30,	Debt
(in thousands)
2018	$276
Total non-recourse debt	276
Deferred interest expense	3
Discounted lease rentals assigned to lenders	$279

Deferred interest expense of $3,000 at June 30, 2017 will be amortized against direct finance income related to the Company's discounted lease rentals assigned to lenders of $279,000 using the effective yield method over the applicable lease term.

California First National Bancorp and Subsidiaries

Note 6 – Commercial Loans:

The Company’s investment in commercial loans consists of the following:

	June 30,
	2017	2016
	(in thousands)
Commercial term loans	$304,045	$399,239
Commercial real estate loans	4,387	6,682
Revolving lines of credit	3,248	3,405
Total commercial loans	311,680	409,326
Less unearned income and discounts	(467)	(1,018)
Less allowance for loan losses	(5,204)	(4,572)
Net commercial loans	$306,009	$403,736

In addition to the amount outstanding on revolving lines of credit set forth above, the Company had additional unused commitments on revolving lines of credit in the amount of $3.2 million at June 30, 2017 and $524,000 at June 30, 2016.

Note 7 – Allowance for Credit Losses:

The allowance for credit losses includes amounts to cover losses related to the net investment in leases, commercial loans, and transactions-in-process (“risk assets”). A summary of the allocation of the allowance for credit losses and selected statistics is as follows:

	June 30,
	2017	2016
	(dollars in thousands)
Allowance for credit losses at beginning of year	$6,862	$6,456
Charge-off of leases	(168)	(1,120)
Recovery of lease amounts previously written off	203	51
Provision for credit losses	250	1,475
Allowance for credit losses at end of year	$7,147	$6,862

Components of allowance for credit losses:
Allowance for lease losses	$1,943	$2,290
Allowance for loan losses	5,204	4,572
	$7,147	$6,862
Allowance for credit losses as percent of net investment in leases and loans before allowances	1.42%	1.06%

Net recoveries (charge-offs) as percent of average leases and loans	0.0%	-0.2%

In addition to the allowance for credit losses, the Company has recorded a liability for unfunded loan commitments of $50,000 at June 30, 2017 and 2016.

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

The risk classification of financing receivables by portfolio class is as follows:

		Education
		Government	Commercial	Commercial	Total
(in thousands)	Commercial	Non-profit	& Industrial	Real Estate	Financing
	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2017:
Pass	$143,387	$45,859	$301,733	$4,387	$495,366
Special Mention	3,296	196	5,093	-	8,585
Substandard	-	-	-	-	-
Doubtful	1	2	-	-	3
	$146,684	$46,057	$306,826	$4,387	$503,954
Non-accrual	$1	$2	$-	$-	$3

As of June 30, 2016:
Pass	$174,679	$58,344	$397,910	$6,679	$637,612
Special Mention	6,308	380	3,719	-	10,407
Substandard	241	-	-	-	241
Doubtful	10	2	-	-	12
	$181,238	$58,726	$401,629	$6,679	$648,272
Non-accrual	$10	$2	$-	$-	$12

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

The following table presents the aging of the financing receivables by portfolio class:

		Greater			Total	Over 90
	31-89	Than	Total		Financing	Days &
(in thousands)	Days	90 Days	Past Due	Current	Receivable	Accruing

As of June 30, 2017:
Commercial Leases	$-	$1	$1	$146,683	$146,684	$-
Education, Government, Non-profit Leases	-	2	2	46,055	46,057	-
Commercial and Industrial Loans	-	-	-	306,826	306,826	-
Commercial Real Estate Loans	-	-	-	4,387	4,387	-
	$-	$3	$3	$503,951	$503,954	$-

As of June 30, 2016:
Commercial Leases	$-	$10	$10	$181,228	$181,238	$-
Education, Government, Non-profit Leases	-	2	2	58,724	58,726	-
Commercial and Industrial Loans	-	-	-	401,629	401,629	-
Commercial Real Estate Loans	-	-	-	6,679	6,679	-
	$-	$12	$12	$648,260	$648,272	$-

California First National Bancorp and Subsidiaries

The following table presents the allowance balances and activity in the allowance related to financing receivables, along with the recorded investment and allowance determined based on impairment method as of June 30, 2017 and 2016:

		Education
		Government	Commercial	Commercial	Total
	Commercial	Non-profit	& Industrial	Real Estate	Financing
(in thousands)	Leases	Leases	Loans	Loans	Receivable
As of June 30, 2017:
Allowance for lease and loan losses
Balance beginning of period	$1,825	$465	$4,511	$61	$6,862
Charge-offs	-	-	(168)	-	(168)
Recoveries	203	-	-	-	203
Provision	(400)	(150)	800	-	250
Balance end of period	$1,628	$315	$5,143	$61	$7,147

Individually evaluated for impairment	$367	$6	$-	$-	$373
Collectively evaluated for impairment	1,261	309	5,143	61	6,774
Total ending allowance balance	$1,628	$315	$5,143	$61	$7,147

Finance receivables
Individually evaluated for impairment	$7,323	$81	$-	$-	$7,404
Collectively evaluated for impairment	139,362	45,975	306,826	4,387	496,550
Total ending finance receivable balance	$146,685	$46,056	$306,826	$4,387	$503,954

As of June 30, 2016:
Allowance for lease and loan losses
Balance beginning of period	$2,592	$817	$2,936	$111	$6,456
Charge-offs	(1,118)	(2)	-	-	(1,120)
Recoveries	1	50	-	-	51
Provision	350	(400)	1,575	(50)	1,475
Balance end of period	$1,825	$465	$4,511	$61	$6,862

Individually evaluated for impairment	$37	$2	$-	$-	$39
Collectively evaluated for impairment	1,788	463	4,511	61	6,823
Total ending allowance balance	$1,825	$465	$4,511	$61	$6,862

Finance receivables
Individually evaluated for impairment	$242	$2	$-	$-	$244
Collectively evaluated for impairment	180,996	58,724	401,629	6,679	648,028
Total ending finance receivable balance	$181,238	$58,726	$401,629	$6,679	$648,272

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

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The Company had no long-term borrowings at June 30, 2017 and 2016. The borrowings from the FHLB and weighted average interest rates at June 30, 2017 and 2016 were as follows:

	June 30, 2017		June 30, 2016
(dollars in thousands)		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
Short-term borrowings
FHLB advances	$40,000	1.12%	$40,000	0.42%

At June 30, 2017, there was estimated available borrowing capacity from the FHLB of $31.1 million related to qualifying real estate loans of $4.3 million and securities with a carrying value of $73.2 million. There were no borrowings from the FRB, leaving availability of approximately $73.3 million secured by $94.0 million of lease receivables.

California First National Bancorp and Subsidiaries

Note 10 – Deposits:

The composition of deposits is as follows:

	June 30, 2017		June 30, 2016
	(dollars in thousands)
Non-interest bearing deposits
Demand deposits	$4,855	1.0%	$2,181	0.3%

Interest-bearing deposits
Demand	1,356	0.3%	1,298	0.2%
Savings and money market	84,656	18.1%	78,510	12.4%
Time certificates of deposits	377,767	80.6%	551,158	87.1%
Total Deposits	$468,634	100.0%	$633,147	100.0%

Included in savings and money market deposits at June 30, 2017 is a deposit in the amount of $487,000 from an affiliate, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, of the Company. The terms of such account are the same terms offered on similar accounts to non-affiliated depositors.

Time certificates of deposits with balances of more than $250,000 were $96.5 million and $128.0 million at June 30, 2017 and 2016, respectively.

At June 30, 2017, the scheduled maturities of time certificates of deposit are as follows:

Years Ending:	(in thousands)
2018	$328,330
2019	43,241
2020	6,196
Total time certificates of deposit	$377,767

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

ASC 820 applies whenever other accounting pronouncements require presentation of fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. As such, ASC 820 does not apply to the Company’s investment in leases. The Company’s financial assets measured at fair value on a recurring basis include primarily securities available-for-sale and at June 30, 2017, there were no liabilities subject to ASC 820.

California First National Bancorp and Subsidiaries

The Company classifies financial assets and liabilities within the fair value hierarchy based on the availability of observable market information. Securities available-for-sale include U.S. Treasury securities, corporate bonds, U.S. government agency (“Agency”) mortgage-backed securities (“MBS”), mutual fund and equity investments and generally are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value of corporate bonds and the MBS are obtained from independent quotation bureaus that use computerized valuation formulas to calculate current values based on observable transactions, but not a quoted bid, or are valued using prices obtained from the custodian, who uses third party data service providers (Level 2 input). U.S. Treasury securities, mutual funds and equity investments are valued by reference to the market closing or last trade price (Level 1 inputs). In the unlikely event that no trade occurred on the applicable date, an indicative bid or the last trade most proximate to the applicable date would be used (Level 2 input). Changes in markets, economic conditions or the Company valuation model may require the transfer of financial instruments from one level to another. Such transfer, if any, would be recorded at the fair value as of the beginning of the period in which the transfer occurred. The Company has had no transfers in fiscal 2017 and 2016.

The following table summarizes the Company’s assets, which are measured at fair value on a recurring basis as of June 30, 2017 and 2016:

		Quoted Price in		Significant
		Active Markets for	Significant Other	Unobservable
	Total	Identical Assets	Observable Inputs	Inputs
Description of Assets / Liabilities	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2017
U.S. Treasury Notes	$47,721	$47,721	$-	$-
Corporate debt securities	13,171	-	13,171	-
Agency MBS	25,577	-	25,577	-
Equity investments	7,709	7,709	-
Mutual fund investments	1,331	1,331	-	-
	$95,509	$56,761	$38,748	$-

As of June 30, 2016
U.S. Treasury Notes	$48,774	$48,774	$-	$-
Corporate debt securities	13,385	-	13,385	-
Agency MBS	32,223	-	32,223	-
Mutual fund investments	1,462	1,462	-	-
	$95,844	$50,236	$45,608	$-

Certain financial assets, such as collateral dependent impaired loans and repossessed or returned assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.

During the year ended June 30, 2016, equipment subject to a lease rejected in bankruptcy was transferred from lease receivables and recorded as repossessed equipment in other assets. The fair value of the repossessed equipment was based on available market information, including sales results and appraisal, less estimated selling costs. The equipment repossessed was initially recorded at the estimated fair value less estimated selling costs at the time of transfer to repossessed assets and subsequently written down based on an updated appraisal in fiscal 2016 to a fair value of $1.3 million based on “Significant Unobservable Inputs (Level 3) at June 30, 2016. During fiscal 2017, the repossessed asset was sold. The Company had no such assets or liabilities at June 30, 2017.

Note 12 – Fair Value of Financial Instruments:

In accordance with ASC 825-50, the following table summarizes the estimated fair value of financial instruments as of June 30, 2017, and June 30, 2016, and includes financial instruments that are not accounted for or carried at fair value. In accordance with disclosure guidance, certain financial instruments, including all lease related assets and liabilities and all non-financial instruments are excluded from fair value of financial instrument disclosure requirements. Accordingly, the aggregate of the fair values presented does not represent the total underlying value of the Company. These fair value estimates are based on relevant market information and data, however, given there is no active market or observable market transactions for certain financial instruments, the Company has made estimates of fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimated values.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2017		June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$96,055	$96,055	$105,094	$105,094
Investments	4,281	4,294	3,957	3,972
Securities available-for-sale	95,509	95,509	95,844	95,844
Commercial loan participations	295,280	295,556	389,511	388,781
Other loans	10,729	10,726	14,225	14,512
Financial Liabilities:
Demand and savings deposits	90,867	90,867	81,989	81,989
Time certificate of deposits	377,767	379,963	551,158	551,508
Short-term borrowings	$40,000	$40,000	$40,000	$40,001

Note 13 – Income Taxes:

The Company accounts for its income taxes under ASC 740, “Income Taxes.” Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rate for the years in which taxes will be paid or refunds received. The Company is subject to U.S. Federal income tax jurisdiction, as well as multiple state and local jurisdictions as a result of doing business in most states. The Company’s Federal tax returns remain subject to examination from 2015 forward, while state income tax returns are generally open from 2013 forward, and vary by individual state statute of limitation. The Company believes that its accrual for income taxes is adequate for adjustments, if any, which may result from these examinations.

The provision for income taxes is summarized as follows:

	Years ended June 30,
	2017	2016	2015
	(in thousands)
Current tax (benefit) expense:
Federal	$10,398	$9,801	$8,652
State	2,032	1,240	1,067
	12,430	11,041	9,719
Deferred tax (benefit) expense:
Federal	(3,905)	(5,064)	(3,678)
State	(924)	(557)	(281)
	(4,829)	(5,621)	(3,959)
Total income tax provision	$7,601	$5,420	$5,760

At June 30, 2017 and 2016, the Company had an income taxes receivable balance of $1,088,000 and $121,000 respectively.

California First National Bancorp and Subsidiaries

Deferred taxes result principally from the method of recording lease income on capital leases and depreciation methods for tax reporting, which differ from financial statement reporting. Deferred income tax liabilities (assets) are comprised of the following:

	June 30,
	2017	2016
	(in thousands)
Deferred income tax liabilities:
Tax operating leases	$7,811	$13,799
Deferred selling expenses	1,033	1,072
Depreciation	620	632
Other investments	-	673
Total liabilities	9,464	16,176
Deferred income tax assets:
Allowances and reserves	(2,993)	(3,061)
State income taxes	(711)	(434)
Other investments	(186)
Stock-based compensation	(5)	(7)
Total assets	(3,895)	(3,502)
Net deferred income tax liabilities	$5,569	$12,674

The differences between the federal statutory income tax rate and the Company's effective tax rate are as follows:

	Years ended June 30,
	2017	2016	2015
Federal statutory rate	35.00%	35.00%	35.00%
State tax, net of Federal benefit	5.92	4.86	5.31
Other, mainly tax exempt leases	(0.32)	(1.36)	(1.41)
Derecognition of uncertain tax positions	-	-	-
Effective rate	40.60%	38.50%	38.90%

As of June 30, 2017, there was $188,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2017, accrued penalties and interest on unrecognized tax benefits are estimated to be $35,000.

The following table sets forth the change in unrecognized tax benefits:

	Years ended June 30,
	2017	2016
	(in thousands)
Balance, beginning of period	$188	$188
Increase for tax positions in current year	36	47
Increase (decrease) for tax positions taken in prior years	(38)	(48)
Increase (decrease) for interest and penalties	2	1
Balance, end of period	$188	$188

At June 30, 2017, there were no material changes to the liability for uncertain tax positions and unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons; including additions related to current year tax provisions, the expiration of the statute of limitations on open tax years, the status of examinations and changes in management judgment.

Note 14 – Capital Structure and Stock-based Compensation:

At June 30, 2017, the Company has 20,000,000 authorized shares of common stock and is authorized to issue 2,500,000 shares of preferred stock, from time to time, in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other rights, if any, of any wholly unissued series of preferred stock.

California First National Bancorp and Subsidiaries

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

On July 1, 2005, the Company implemented ASC Topic 718, “Compensation – Stock Compensation (“ASC 718”). ASC 718 addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the “modified prospective method” where stock-based compensation expense is recorded beginning on the adoption date. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2005. The fair value of each grant is estimated using the Black-Scholes option-pricing model. There were no option grants in fiscal years 2017, 2016 and 2015. The Company has not awarded any new grants since fiscal 2013.

The Company recognized stock-based compensation expense for the years ended June 30, 2017 and 2016 and 2015 of $4,800, $4,500 and $4,400, respectively. As of June 30, 2017, the Company had no stock-based compensation expense to be recognized.

The following table summarizes activity related to stock options for the periods indicated:

	June 30,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of period	10,000	$16.00	10,000	$16.00	10,000	$16.00
Exercised	4,000	16.00	-	-	-	-
Granted	-	-	-	-	-	-
Options outstanding at end of period	6,000	$16.00	10,000	$16.00	10,000	$16.00
Options exercisable at end of period	4,000		6,000		4,000
Shares available for issuance	2,322,643		2,219,845		2,115,246

As of June 30, 2017
Options Outstanding						Options Exercisable
Weighted Average
Range of			Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise prices			Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price

$16.00	-	$16.00	6,000	5.08	$16.00	4,000	$16.00

At June 30, 2017, the aggregate intrinsic value of options outstanding and options exercisable was $11,400 and $5,700, respectively. The total intrinsic value of options exercised during the year ended June 30, 2017 was $12,418. There were no options exercised during the year ended June 30, 2016. The total intrinsic value of options exercised during the year ended June 30, 2015 was $0.

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

California First National Bancorp and Subsidiaries

The following table presents capital and capital ratio information for the Company and CalFirst Bank as of June 30, 2017 and June 30, 2016. Under Basel III, the Bank could make a one-time election to opt out of the requirement to include components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. The Bank has elected to opt-out of the accumulated other comprehensive income (loss) requirement. The adoption of the new capital standard had an immaterial impact on capital levels and related ratios and the Company and Bank continue to exceed regulatory capital requirements and are considered “well-capitalized” under guidelines established by federal regulators.

	June 30,
	2017		2016
	(dollars in thousands)
California First National Bancorp	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$196,140	33.09%	$189,677	25.12%
Tier 1 risk-based capital	$196,140	33.09%	$189,677	25.12%
Total risk-based capital	$203,338	34.30%	$196,589	26.04%
Tier 1 leverage capital	$196,140	26.01%	$189,677	21.67%

California First National Bank
Common equity Tier 1 capital	$126,424	22.22%	$116,379	15.88%
Tier 1 risk-based capital	$126,424	22.22%	$116,379	15.88%
Total risk-based capital	$133,419	23.45%	$123,091	16.79%
Tier 1 leverage capital	$126,424	17.23%	$116,379	13.94%

Note 16 – Commitments and Contingencies:

The Company has commitments to extend credit provided there is no violation of any condition in the terms of the approval or agreement. At June 30, 2017 and 2016, the Company had approved lease and loan commitments of $41.8 million and $57.0 million, respectively. These lease and loan commitments are approved transactions, but it is likely that some portion of these commitments will not fund or be completed. The Company does not issue standby letters of credit.

Leases

The Company leases its corporate offices under an operating lease that expires in fiscal 2019. Rent expense was $693,400 (2017), $684,100 (2016) and $634,000 (2015).

Future minimum
Years ending	lease payments
June 30,	(in thousands)
2018	$720
2019	121
$841

Litigation

From time to time, the Company is party to legal actions and administrative proceedings and subject to various claims arising out of the Company’s normal business activities. Management does not expect the outcome of any of these matters, individually and in the aggregate, to have a material adverse effect on the financial condition and results of operations of the Company.

401(k) Plan

Employees of the Company may participate in a voluntary defined contribution plan (the "401K Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Under the 401K Plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company has made contributions of $83,288 (2017), $94,287 (2016) and $97,607 (2015).

California First National Bancorp and Subsidiaries

Note 17 – Segment Reporting:

The Company’s banking subsidiary, CalFirst Bank, and leasing subsidiary, CalFirst Leasing, are considered to be two different business segments. The accounting policies of each segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 1). Below is a summary of each segment’s financial results for fiscal years 2017, 2016 and 2015:

			Bancorp and
	CalFirst	CalFirst	Eliminating
	Bank	Leasing	Entries	Consolidated
	(in thousands)
Year end June 30, 2017:
Total interest income	$28,337	$893	$18	$29,248
Net interest income after provision for credit losses	20,509	1,242	18	21,769
Non-interest income	4,126	3,313	-	7,439
Net earnings	10,045	2,588	(1,510)	11,123
Total assets	$673,449	$67,868	$(25,732)	$715,585

Year end June 30, 2016:
Total interest income	$26,334	$1,358	$9	$27,701
Net interest income after provision for credit losses	18,331	1,676	9	20,016
Non-interest income	2,300	2,586	-	4,886
Net earnings	7,232	2,376	(960)	8,648
Total assets	$852,056	$78,183	$(42,063)	$888,176

Year end June 30, 2015:
Total interest income	$21,092	$1,912	$1	$23,005
Net interest income after provision for credit losses	15,730	2,154	1	17,885
Non-interest income	3,947	4,762	-	8,709
Net earnings	6,367	3,577	(889)	9,055
Total assets	$671,785	$90,337	$(31,048)	$731,074

California First National Bancorp and Subsidiaries

Note 18 – California First National Bancorp (Parent Only) Financial Information:

The condensed financial statements of California First National Bancorp as of June 30, 2017 and 2016 and for the years ended June 30, 2017, 2016 and 2015 are presented as follows:

Condensed Balance Sheets	June 30,
(in thousands, except per share amounts)	2017	2016

ASSETS
Cash and cash equivalents	$2,990	$3,910
Intercompany receivable	22	3
Investment in banking subsidiary	126,483	117,573
Investment in nonbanking subsidiaries	67,609	70,237
Other assets	428	169
Premises and other fixed assets	54	124
Total assets	$197,586	$192,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued liabilities	$381	$470
Intercompany payable	-	123
Income taxes payable- deferred	1,071	401
Total liabilities	1,452	994
Stockholders' equity
Preferred stock; 2,500,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized: 10,283,807 (2017) and 10,279,807 (2016) issued and outstanding	103	103
Additional paid in capital	2,309	2,240
Retained earnings	193,728	187,334
Other comprehensive income, net of tax	(6)	1,345
Total stockholders’ equity	196,134	191,022
Total liabilities and stockholders’ equity	$197,586	$192,016

Condensed Statements of Earnings	Years Ended June 30,
(in thousands)	2017	2016	2015
Income:
Dividends from non-bank subsidiary	$5,000	$8,000	$5,000
Management fee income bank subsidiary	968	968	676
Management fee income non-bank subsidiaries	141	59	151
Other interest income	18	9	1
Total income	6,127	9,036	5,828
Non-interest Expenses:
Salaries & benefits	1,625	1,508	1,209
Occupancy	156	146	95
Professional services	248	243	244
Other general & administrative	208	198	322
Total non-interest expenses	2,237	2,095	1,870

Income (Loss) before taxes and equity in undistributed earnings of subsidiaries	3,890	6,941	3,958
Income tax expense	400	(99)	(154)
Equity in undistributed earnings of subsidiaries	7,633	1,608	4,943
Net Income	$11,123	$8,648	$9,055

California First National Bancorp and Subsidiaries

Condensed Statements of Cash Flows	Years Ended June 30,
(in thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,123	$8,648	$9,055
Adjustments to reconcile net earnings to cash flows:
Deferred income taxes	670	122	49
Equity in undistributed earnings of subsidiaries	(7,633)	(1,608)	(4,943)
Net change in other liabilities	(89)	(22)	(3)
Net change in other assets	(254)	500	510
Other, net	70	73	64
Net cash provided by (used) for operating activities	3,887	7,713	4,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and (advances to) subsidiaries	(142)	69	(44)
Net cash provided by (used for) investing activities	(142)	69	(44)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	64	-	-
Payments to repurchase common stock	-	(2,360)	-
Dividends paid	(4,729)	(4,603)	(4,393)
Net cash used for financing activities	(4,665)	(6,963)	(4,393)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(920)	819	295
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,910	3,091	2,796
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,990	$3,910	$3,091

Note 19 – Selected Quarterly Financial Data (Unaudited):

Summarized quarterly financial data for the fiscal years ended June 30, 2017 and 2016 is as follows:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	(dollars in thousands, except per share amounts)
2017
Total interest income	$7,244	$8,553	$7,151	$6,300
Net interest income after provision for credit losses	5,006	6,005	5,305	5,453
Non-interest income	915	3,405	1,776	1,343
Net earnings	$1,958	$4,190	$2,511	$2,464

Basic earnings per common share	$0.19	$0.41	$0.24	$0.24
Diluted earnings per common share	$0.19	$0.41	$0.24	$0.24
Dividends declared per common share	$-	$0.46	$-	$-

2016
Total interest income	$6,250	$6,570	$6,837	$8,044
Net interest income after provision for credit losses	4,457	4,556	5,022	5,981
Non-interest income	896	708	497	2,785
Net earnings	$1,724	$1,558	$1,611	$3,755

Basic earnings per common share	$0.16	$0.15	$0.15	$0.37
Diluted earnings per common share	$0.16	$0.15	$0.15	$0.37
Dividends declared per common share	$-	$0.44	$-	$-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of June 30, 2017, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Vavrinek, Trine, Day and Co., LLP, independent registered public accounting firm, is not required to nor has it reported on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.

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

None.

California First National Bancorp and Subsidiaries

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Patrick E. Paddon, age 66, founded the Company in 1977, has served as the President and a Director of the Company since its inception and has been Chief Executive Officer since 1990. In October 2013, Mr. Paddon was appointed to the Board of our subsidiary, California First National Bank (“CalFirst Bank”), and in October 2015 assumed the position of Chief Executive Officer of CalFirst Bank. Mr. Paddon is qualified to be a director and Chairman of the Board based upon over forty years of leadership experience with the Company and his extensive knowledge of its business, operations, customers, capabilities and resources. Mr. Paddon is the spouse of Ms. Jewett.

Glen T. Tsuma, age 64, joined the Company in May 1981 and has been Chief Operating Officer since August 1989 and Secretary since October 1991. In June 2011, Mr. Tsuma was appointed to the Board and named Vice Chairman of CalFirst Bank. Prior to joining the Company, he was an audit manager with Arthur Young & Company. Mr. Tsuma’s thirty six year involvement with the Company and extensive knowledge of the business, operations, customers, capabilities and resources qualify him to continue as a director.

Michael H. Lowry, age 72, was elected to the Board of Directors in August 1992. In May 2011, Mr. Lowry was appointed to the Board of CalFirst Bank. From 1994 until he retired in December 2010, Mr. Lowry was a Managing Director of Nomura Securities North America, LLC, an investment banking firm. Prior to joining Nomura Securities, Mr. Lowry had been employed by the investment banking firm of Bear Stearns & Co., Inc. from 1991 to 1993 and by the investment banking firm of Kidder, Peabody & Co. Incorporated from 1970 to 1990. Mr. Lowry has committed over twenty five years of service to the Board and is qualified to continue based on this and his experience in various aspects of investment banking and finance, including extensive knowledge and expertise related to capital markets, the financial services industry and working with Boards of Directors on transactional and corporate governance matters.

Harris Ravine, age 74, was elected to the Board of Directors in February 1994, and has been Chairman of the Board of CalFirst Bank since May 2001. Mr. Ravine was Chief Operating Officer from March 2009 through June 2017 for Rocky Mountain Public Broadcasting, Inc., the holder and operator of five public broadcasting licenses in the State of Colorado. Prior to that, he was Managing Director with The Ravine Group, an advisory services and investment firm. Mr. Ravine has been a director of the Company for over twenty three years and is qualified to continue based on his service to the Company as well as his prior experience as chief executive of a public company and as executive officer for a lessor of midrange computers. Mr. Ravine’s over 40 years with various businesses and legal training adds important experience in terms of enterprise risk management and corporate governance,

Danilo Cacciamatta, age 71, was elected to the Board of Directors in June 2001 and has been a member of the Board of CalFirst Bank since May 2001. Mr. Cacciamatta was the Chief Executive Officer of Cacciamatta Accountancy Corporation until May 2010, a position he held for more than ten years. Mr. Cacciamatta’s years of experience in public accounting, which included sixteen years with KPMG Peat Marwick and a focus on the banking industry, brings important technical and financial expertise to the Board, including the ability to understand and explain accounting, regulatory and tax matters. The Board has determined that Mr. Cacciamatta qualifies as an “audit committee financial expert” under SEC rules and regulations.

Named Executive Officers

S. Leslie Jewett, age 62, joined the Company in September 1991 as Vice President - Finance. In April 1994, Ms. Jewett was named Chief Financial Officer of the Company and has been a member of the Board of CalFirst Bank since May 2001. From October 1, 2011 thru October 2015, Ms. Jewett also served as President of CalFirst Bank. From 1981 to 1990, she held various management positions at Kidder, Peabody & Co. Incorporated, including Senior Vice President, Corporate Finance. Ms. Jewett has a BA from Swarthmore College and an MBA from Stanford University. Ms. Jewett is the spouse of Mr. Paddon.

Thomas M. Duggan, age 63, joined the Company in May 1994 as director of management information systems. He became Vice President of Information Technology for the Company in July 2001 and Senior Vice President of Information Technology and Operations in September 2013. Mr. Duggan has a BA from San Diego State University.

Corporate Governance Policies and Practices

Over 60% of the Company’s Common Stock is owned by Patrick Paddon, Chairman and Chief Executive Officer, and therefore, the Company is a “controlled company” and exempt from complying with certain corporate governance requirements required by The NASDAQ Stock Market, Inc. (“NASDAQ”), such as a majority independent board and compensation and nominating committees comprised solely of independent directors. Notwithstanding such exemption, a majority of the Board of Directors is independent and the Company’s independent directors review and approve compensation matters related to the Named Executive Officers.

California First National Bancorp and Subsidiaries

The position of Chairman of the Board of Directors and Chief Executive Officer are both held by Mr. Paddon. As founder of the Company and majority shareholder, the Board of Directors believes this leadership structure is appropriate for the Company. Mr. Paddon has extensive knowledge of the Company’s strategy and challenges, operations and financial condition, and is best situated to set agendas and lead discussions on matters affecting the Company’s business.

The Company’s management is responsible for the day-to-day management of the risks that the Company faces, while the Board of Directors has overall responsibility for risk oversight with a focus on the most significant risks related to credit, market, liquidity, operational and regulatory risk as well as overall enterprise risk. The whole Board of Directors reviews and approves the activities of the Audit Committee that regularly evaluates financial statement and accounting risks and internal controls for the Company and CalFirst Bank. At least annually, the Audit Committee reviews the Company’s risk assessment and risk management policies, and approves an annual plan for internal and external audits to be conducted that is derived from such assessment.

It is the intent of the Company to conduct its business operations in accordance with the highest degree of integrity and ethical standards. As a result, the Company holds its employees, officers and directors to an explicit Code of Ethics and requires reporting of conflicts with or breaches of this code. The Company also has adopted a Code of Ethics for Senior Financial Management and has obtained executed agreements related to such policy from its chief executive officer and principal financial and principal accounting officer. A copy of each Code of Ethics is available for review under the Corporate Governance section of the Company’s web site at Calfirstbancorp.com. Any waivers from the Code of Ethics for Senior Financial Management must be reviewed by the Audit Committee and will be disclosed on the website. The information contained on the Company’s website is not part of this or any other report we file with or furnish to the SEC and is not incorporated by reference herein.

Director Meetings

The Company’s business is conducted by management under the direction and oversight of the Board of Directors. The Board of Directors holds regularly scheduled quarterly meetings, with Audit Committee meetings generally occurring at the same time, as necessary. In accordance with NASDAQ governance requirements, at each quarterly board meeting time is available for the independent directors to meet without management present. The Board of Directors met four times in person or by telephone during the year ended June 30, 2017, with all directors participating in such board meetings in person or by telephone

Audit Committee

The Audit Committee of the Board of Directors is made up of only the independent directors identified above. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the committee, and further that Mr. Cacciamatta is an “audit committee financial expert” as that term is defined in regulations issued by NASDAQ pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee has responsibility for oversight of: (a) the financial reports and other financial information provided by the Company to any governmental or regulatory body, the public or other users thereof, (b) the Company's systems of internal accounting and financial controls, and (c) the annual audit of the Company's financial statements. The Audit Committee has the sole authority and responsibility for selecting the firm of independent public accountants to be retained by the Company to perform the audit and meets at least quarterly with the independent public accountants. The Audit Committee must approve, in advance, all non-audit fees paid to the independent accountants and review and approve all related-party transactions. The Audit Committee has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board of Directors adopted an Audit Committee Charter in June 2000, which was amended in August 2002 and subsequently amended and restated on October 22, 2004.

In light of the Company’s position as a controlled company, the Company does not have a nominating committee or compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy

The Company's compensation practices for the Named Executive Officers have generally been designed to bind the interests of the Company's key executives to the long-term performance of the Company and its shareholders. The Company tries to achieve overall compensation levels that are sufficiently competitive to retain talented executives and motivate those executives to achieve superior results while protecting the interests of the shareholders. The Company believes that compensation should be set at responsible levels consistent with the Company’s focus on controlling costs.

Compensation for all Named Executive Officers is comprised primarily of 1) base salary, 2) equity participation through common stock ownership or common stock options, and 3) certain perquisites. Of the four Named Executive Officers set forth in the tables below, two are the Company’s largest shareholders and together control approximately 76% of the Company’s common stock. Three of the Named Executive Officers are involved in the credit approval and commitment process. With their substantial interest in the Company’s equity, the Company believes the Named Executive Officers will focus on the long-term prudent growth of the Company and its earnings potential.

California First National Bancorp and Subsidiaries

The Company believes that there is no aspect of the compensation program that is reasonably likely to lead any officer to take any unnecessary or inappropriate risks that could have a material adverse effect on the Company. The Company does not maintain an incentive plan for any officer with the ability to commit the Company to any investment, lease or loan that promotes the growth of assets, as the Company believes such a program might result in short-term asset growth without consistency in asset and earnings quality. Given the nature of the Company’s accounting model and income recognition, incentive plans based on current period earnings are avoided as a large portion of earnings are related to and impacted by decisions and activities that occurred in prior years. Therefore, compensation assessment is based on more subjective factors related to the quality and development of the Company’s portfolios, management of people and operations. Performance based incentive plans are in place for sales and finance professionals not directly responsible for the credit decision and policy making process.

The Company believes that the cash compensation paid to the Company's Named Executive Officers is generally less than that paid to others in comparable positions. The base compensation for Mr. Paddon and Mr. Tsuma reflects their status as significant shareholders of the Company. The equity ownership of the Company's key executive officers is generally greater than other comparable companies, with the key executive officers of the Company beneficially owning approximately 78% of the Company's common stock outstanding. Through having a substantial portion of each executive's long-term compensation derived from participation in the Company's common stock, the Company believes that the financial interests of the executive officers are aligned with those of the Company's other shareholders.

The following summary compensation table discloses compensation paid by the Company to the Named Executive Officers for the fiscal years ended June 30, 2017 and 2016, respectively.

Name and Principal Position	Year	Salary		Bonus	Option Awards	All Other Compensation (1)		Total
Patrick Paddon	2017		$180,000	-	-		$7,337		$187,337
President. Chief Executive Officer	2016		$180,000	-	-		$7,079		$187,079
Glen T. Tsuma	2017		$180,000	-	-		$7,301		$187,301
Chief Operating Officer	2016		$180,000	-	-		$6,989		$186,989
S. Leslie Jewett	2017		$275,000	-	-		$3,908		$278,908
Chief Financial Officer	2016		$275,000	-	-		$3,908		$278,908
Thomas M. Duggan Senior Vice President Information Technology and Operations	2017 2016	$ $	230,000 230,000	- $22,000	- -	$ $	2,000 2,000	$ $	232,000 254,000

 ________________

(1)	Includes contribution under the Company’s 401(k) Plan, certain professional fees, and club memberships.

Stock Options

There were no stock option grants issued to or exercised by the Named Executive Officers during fiscal 2017, and there are no unexercised stock options held by a Named Executive Officer at June 30, 2017.

Other Benefits

The Company’s Named Executive Officers are eligible to receive the same health benefits that are available to other employees and a contribution to their benefit premium that is the same as provided to other employees. The Company maintains a tax-qualified 401(k) Plan, which provides for broad-based employee participation. All employees are eligible to receive non-discretionary matching contributions by the Company in an amount equal to 50% of the employee’s pretax contributions, subject to a maximum of $2,000. The only special benefits provided the Named Executive Officers included the payment of certain tax preparation fees (approved by the audit committee), payment of health club membership fees and the payment of a business club membership which is predominantly used for corporate or other business purposes. All these costs are included in the column labeled "All Other Compensation" in the Summary Compensation Table above.

The Company has not entered into any employment agreements with any of the Named Executive Officers and all Named Executive Officers are considered “at will” employees. The Company has no commitments for payments to be made or benefits provided in the event the employment of the Named Executive Officer is terminated.

The Company does not maintain or make contributions to a defined benefit plan for any employees. The Company indemnifies each of the executive officers to the fullest extent permitted under California law against expenses and, in certain cases, judgments, settlements or other payments incurred by the officer or director in suits brought by the Company, derivative actions brought by shareholders and suits brought by other third parties related to the officer’s or director’s service to the Company.

California First National Bancorp and Subsidiaries

Director Compensation

The following table summarizes director compensation during fiscal year 2017. Each non-employee director is paid an annual retainer of $30,000 plus expenses for service on the Company or CalFirst Bank’s Board. Directors who are employees of the Company do not receive any fees for their services as directors and are not listed in the table. Directors are entitled to participate in the Company’s 1995 Stock Option Plan. During fiscal 2017, there were no stock option grants issued to Directors.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total Compensation
Michael H. Lowry	$30,000	-	-	$30,000
Harris Ravine	$30,000	-	-	$30,000
Danilo Cacciamatta	$30,000	-	-	$30,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number of shares of the Company's Common Stock beneficially owned by each person who is known by the Company to beneficially own more than five percent of the outstanding shares of the Company's Common Stock, by each director, by our Chief Executive Officer, Chief Financial Officer and two other highest paid officers of the Company or its subsidiaries with policy making authority (“Named Executive Officers”), and all directors and Named Executive Officers as a group.

Name and Address of Beneficial Owners (1)	Amount of Company's Common Stock Beneficially Owned	Percent of Company's Common Stock Beneficially Owned

Principal Shareholders
Patrick E. Paddon	6,471,084	62.9%
Glen T. Tsuma	1,344,422	13.1%
Timothy E Moriarty c/o McGrath, Doyle & Phair 150 Broadway, Suite 1915 New York, NY 10038	521,112	5.1%
Dimensional Fund Advisors, Inc. 6300 Bee Cave Road, Building One Austin, TX 78746	503,677	4.9%
Independent Directors
Michael H. Lowry	21,336	*
Harris Ravine	14,200	*
Danilo Cacciamatta	39,063	*
Named Executive Officers
S. Leslie Jewett	186,082	1.8%
Thomas M. Duggan	-	*

Directors and Named Executive Officers, as group (7 persons)	8,076,187	78.5%

________________

*	Less than one percent

1)	The address of each shareholder is 28 Executive Park, Irvine, California 92614, unless noted above.

Section 16(a) of the 34 Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, named executive officers and any persons holding 10% or more of the Company's Common Stock to report their ownership of Common Stock and any changes in that ownership to the Securities and Exchange Commission. Based upon a review of information furnished to the Company for the fiscal year ended June 30, 2017, all required forms were filed on a timely basis.

California First National Bancorp and Subsidiaries

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Apart from service as an executive officer or on the Board of Directors, there are no additional relationships between the Company and any Related Person, nor are there any related party transactions between any Related Persons and the Company. A "Related Person" is any director or executive officer of the Company, any shareholder owning in excess of 5% of the total equity of the Company, and any "immediate family member" of any such person. The Company does not have a written policy regarding Related Person Transactions because the Company has not, and does not expect to, engage in any Related Person Transactions other than in rare circumstances. Any Related Person Transaction would be considered based on facts and circumstances at such time.

The Company’s subsidiary, CalFirst Bank, is an FDIC-insured national bank that gathers deposits through the offer of money market, savings and checking accounts, as well as certificates of deposits. Some of our Related Persons maintain deposit accounts with CalFirst Bank. None of these transactions are considered “material Related Person transactions” under Item 404 of Regulation S-K because the transactions involved CalFirst Bank as a depositary of funds.

Director Independence

The Board of Directors has determined that Messrs. Lowry, Ravine and Cacciamatta are considered to be “independent directors” in accordance with guidelines established by NASDAQ, and it has determined that none of them has a material relationship with the Company that would impair their independence from management or otherwise compromise their ability to act as an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee engaged Vavrinek, Trine, Day & Co., LLP to serve as the Company's independent registered public accounting firm for the years ended June 30, 2017 and 2016.

Fees Billed for Services Rendered by Vavrinek, Trine, Day & Co., LLP

Fees paid to VTD for fiscal years ended June 30, 2016 and 2015 are as follows:

	2017	2016
Audit Fees (1)	$122,000	$107,000
Audit Related Fees (2)	11,250	11,250
	$133,250	$118,250

________________

1)	Includes fees for annual audit of Company?s financial statements, quarterly review of interim financial statements and consultations on accounting matters.
2)	Includes fees related to employee benefit plan audits.

No amounts were paid to VTD for Tax or Other Fees and Expenses.

California First National Bancorp and Subsidiaries

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Financial Statements and Schedules

All financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)        Exhibits:

Exhibit #	Description of Exhibit	Page No.
2.1	Agreement of Merger dated as of May 22, 2001 among Amplicon, Inc., California First National Bancorp and CFNB Merger Sub (incorporated by reference to Exhibit 2.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

3.1	Articles of Incorporation of California First National Bancorp (incorporated by reference to Exhibit 3.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

3.2	Bylaws of California First National Bancorp (incorporated by reference to Exhibit 3.2 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.1	1995 Equity Participation Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Registrant’s Statement on Form S-8 File No. 333-15683)

10.2	Capital Assurances and Liquidity Maintenance Agreement between California First National Bancorp and California First National Bank, effective as of May 23, 2001 (incorporated by reference to Exhibit 10.1 to Registrant's Statement on Form 8-K dated May 25, 2001)

10.3	Agreement by and between California First National Bank and the Office of the Comptroller of the Currency dated as of May 23, 2001 (incorporated by reference to Exhibit 10.2 to Registrant's Statement on Form 8-K dated May 25, 2001)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	63

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	64

32.0	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer	65

California First National Bancorp and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA FIRST NATIONAL BANCORP

By:	/s/ S. Leslie Jewett	Date	September 27, 2017
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

Signature	Title	Date

/s/ Patrick E. Paddon	President, Chief Executive	September 27, 2017
Patrick E. Paddon	Officer and Director

/s/ Glen T. Tsuma	Vice President, Chief Operating	September 27, 2017
Glen T. Tsuma	Officer and Director

/s/ S. Leslie Jewett	Chief Financial Officer	September 27, 2017
S. Leslie Jewett	(Principal Financial and Accounting Officer)

/s/ Michael H. Lowry	Director	September 26, 2017
Michael H. Lowry

/s/ Harris Ravine	Director	September 25, 2017
Harris Ravine

/s/ Danilo Cacciamatta	Director	September 27, 2017
Danilo Cacciamatta

